Form 10-K405
period 1998-12-31
ARTIFICIAL LIFE INC
filed 1999-03-31
CIK 1070361

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD ______________ TO ______________

                         Commission file number: 0-25075

                              ARTIFICIAL LIFE, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            04-3253298
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

      FOUR COPLEY PLACE, SUITE 102
          BOSTON, MASSACHUSETTS                                   02116
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (617) 266-5542

    Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq SmallCap Market, of voting stock held by non-affiliates (without admitting that any person whose shares are not included in such calculation is an affiliate) on March 19, 1999 was approximately $109,399,245.

As of March 19, 1999, the Registrant had 9,310,574 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

The Company was incorporated in Delaware in November 1994 as Neurotec International Corp., a wholly owned subsidiary of Neurotec Hochtechnologie GmbH ("Neurotec GmbH"), a German multimedia and Internet solutions company owned by Eberhard Schoneburg, Artificial Life's President, Chief Executive Officer and Chairman, and two corporate investors: a major German retailer and an industrial conglomerate. In July 1997, Mr. Schoneburg sold all of his shares of Neurotec GmbH to the two remaining stockholders and contemporaneously purchased 100% of the shares of Neurotec International Corp. from Neurotec GmbH (the "Management Buyout"). In August 1997, the Company's name was changed to Artificial Life, Inc.

Artificial Life, Inc. ("Artificial Life" or the "Company") develops, markets and supports "intelligent" software robots ("bots"). The Company's bots, known as "SmartBots," are software programs that the Company is developing to automate and simplify time-consuming and complex business-related Internet functions such as Web navigation, direct marketing, e-mail automation, user profiling, knowledge management, sales response and call center automation. The Company is also developing products for applications in data mining, Web-page analysis, statistical analysis and customer service to support the functionality of the SmartBot products. While each Artificial Life SmartBot will function independently and will be programmed for a particular application, customers will be able to combine the SmartBots to create what the Company believes will be the industry's first integrated commercial, robot-based electronic commerce ("e-commerce") solution. In addition, the Company provides software consulting services to corporations and other entities seeking software solutions, particularly in the field of "intelligent" software programs.

INDUSTRY BACKGROUND

Computer users and businesses have rapidly adopted the Internet as a means to gather information, communicate, transact business, interact and be entertained, making it an important new mass medium. International Data Corporation ("IDC"), a market research firm, estimates that the number of Internet users exceeded 69 million in 1997, and will grow to over 320 million by 2002. The Internet enables advertisers to target advertising campaigns utilizing sophisticated databases of information about the users of various sites and to directly generate revenues from these users through online transactions. As a result, the Internet has become a compelling means to advertise and market products and services. IDC estimates that the total value of goods and services purchased over the Internet will grow from $12 billion in 1997 to approximately $425 billion per year by the end of 2002.

Consequently, the amount of information available on the Internet has grown dramatically. Web sites have proliferated along with the data available on such sites, making it more difficult and time consuming for users to find the information they want. Users are spending a substantial portion of their on-line time searching for the specific information, products or services they desire. Furthermore, once an Internet user locates a desired site or sites, the user often finds it difficult to navigate such sites. As Web technology has improved, many Web sites have become more complex by adding new features, products, services, chat rooms, games, and other services. It is not uncommon for one Web site to have dozens of different options and links to other associated sites. While it is generally true that this increase in information and choices benefits Web users, more effective tools are needed to find information, products and services efficiently.

For corporations offering products and services on the Internet, the rapidly increasing number of Internet users offers benefits but also presents challenges. For example, a company may place a description of a new product on its Web site and then find that within a few hours, thousands of Internet users have sent e-mail messages to learn more about the product. While the volume of inquiries suggests that the company might ultimately generate significant revenues from selling its new product online, responding to each of these inquiries in a timely manner can require an expensive customer service force. A second problem facing e-commerce companies is the dramatic increase in competition among e-commerce sites. Numerous e-commerce sites are launched worldwide on the Internet daily. Accordingly, e-commerce retailers must find increasingly efficient and cost-effective ways to market their products and services to new customers and maintain or enhance existing customer relationships.

THE ARTIFICIAL LIFE SOLUTION

Artificial Life is developing its ALife suite of SmartBot products to assist in solving problems relating to information retrieval, Web navigation, sales and service support and direct marketing on the Internet. These software robots are designed to communicate in natural language and to respond "intelligently" to the user's command or inquiry, and in some cases, to act autonomously.

All of the Company's SmartBot products are based on the Company's ALife-SmartEngine technology. The ALife-SmartEngine is the core component that gives the Company's products the ability to converse with its users in natural language, either by text or speech, and also to process and respond to natural language commands or questions. The ALife-SmartEngine contains several "intelligent" modules that process and interpret manual input or verbal natural language. These modules work together to break down the essential components of human conversation -- detailed knowledge of certain topics, casual talk about topics of interest ("small talk"), short and long term memory of previously discussed topics, and some emotional content and intentions that drive the conversation -- and use these components to "understand" and respond to the user in a manner that is more human-like and less machine-like than current "query-based" software. The Company believes that its products will allow people to interact with computers in a more natural way -- similar to a conversation with a human being.

Historically, general natural language understanding and processing software programs (often classified under the category "artificial intelligence") have focused on understanding the meaning of a sentence in the same way as a human would, so that the software program can react appropriately to a spoken sentence or a sentence typed in at the keyboard. These programs have had only limited success. The ALife-SmartEngine instead attempts to mimic comprehension of a sentence by using complex pattern matching techniques to determine the actual goals and intentions of the user. By "understanding" the user's goals and intentions, ALife-SmartEngine-based products are being designed to possess the ability to actively drive and maintain a conversation about certain topics, and not merely react to the user.

The ALife-SmartEngine stores information in "Knowledge Bases," databases which can be combined or exchanged to give the derived products differing sets of expertise. Customers can add information to a Knowledge Base using a special "Knowledge Capture Editor." The ALife-SmartEngine has several linked stages that read spoken or text-based input and produce spoken or text-based output. When a user types in text or speaks to the ALife-SmartEngine via standard voice recognition software packages, the pre-processed speech input is routed to a parser. The parser then converts the input from a stream of text to a series of words and phrases. An analysis module draws on the topic information in the memory section of the ALife-SmartEngine as well as the syntactic structure of the sentence derived from the Knowledge Base. The major control module of the ALife-SmartEngine is a meta-control module (the "Meta Controller") that is essential for switching between the different speech processing modules to process the input and prepare the appropriate response corresponding to a given input. The Meta Controller picks a reply appropriate to the perceived intention of the user by applying a set of rules that define the conversational strategy of the bot. All modules communicate through the Meta Controller, which also coordinates and balances the weighting of each of the separate modules as the bot prepares its composite action.

Most of the Company's SmartBots communicate with the user through a life-like three-dimensional graphical interface known as an "Avatar." Each product comes with a standard human-like Avatar. However, the Avatar may be customized by the customer, including using pre-existing branded icons or displays. For instance, an e-commerce retailer of computer equipment might customize its Avatar so that visitors to its Web site converse with a talking computer. The Company believes that the use of an animated "talking partner" allows people to interact with computers in a more natural and personal manner, and that the ability of the Company's customers to customize the Avatars allows them to develop or maintain brand or name recognition among visitors to a customer's Web site.

PRODUCTS

The Company is currently developing seven basic software robots for use individually or in various combinations. The Company presently intends to develop three different product versions of most of its SmartBots: (i) a "Personal" version intended for use by individual users on their personal Web pages; (ii) a "Professional" version intended for use by professionals and small businesses on their Web sites; and (iii) a transaction and client/server based "Enterprise" version intended for use by large companies, institutions and government agencies that want to integrate the bots into their existing computing environment with enhanced and special customizable product features.

ALIFE-WEBGUIDE: The Company released the Personal version of this SmartBot in September 1998 and the Professional version in November 1998. It is designed to reside on a Web site and help users navigate the site by accepting and processing questions, such as search queries, from users in natural language and responding to users in natural language. This SmartBot engages the user in a "conversation" through questions and answers and, upon learning of the user's interests, is designed to display Web pages that match the content of the "conversation" or to suggest links to other locations on the Web site. In an e-commerce application, the ALife-WebGuide can be designed by the Web site host to function like a human sales associate at a retail store, greeting customers coming through the door of the virtual store and assisting them with advice and background information about products and prices. This bot allows the use of a customizable animated Avatar interface.

ALife-WebGuide runs on both Netscape Navigator or Communicator 3.0 or higher and Microsoft Internet Explorer 3.0 or higher. The Enterprise version of the ALife-WebGuide is being designed with a client/server architecture, requiring a Java virtual machine 1.02 or higher. The Knowledge Capture Tool of the ALife-WebGuide Enterprise version is being designed to run on Microsoft Windows 95, 98 or NT. The Company released the Personal version 1.0 of the ALife-WebGuide in September 1998 and the Professional version 1.0 in November 1998. The Company has announced that it intends to release the Enterprise version 1.0 in April 1999. The Company believes that the potential market for this product includes Internet Web sites which need or desire a more user-friendly natural language interface.

ALIFE-SALESREP: The ALife-SalesRep is being designed for e-commerce retailers to use for one-to-one marketing on the Internet. Retailers will be able to collect user profile information and to add product information into this SmartBot's Knowledge Bases to deliver customer-specific targeted sales information on the Internet via e-mail. For example, the ALife-SalesRep can be configured by a corporate user to utilize customer profile information to deliver information about a specific sale or promotion to an existing or potential customer. In this type of application, the user will typically have the option of downloading the ALife-SalesRep Avatar to his or her computer. Once the Avatar is resident on the user's computer, the user can access the e-commerce retailer's Web site simply by clicking on the Avatar, which will appear as an icon on the user's computer screen and which in many cases will maintain a link to the host Web site.

The Company is also designing ALife-SalesRep to engage in autonomous action. For example, a user will download an Avatar, and the Avatar will continue to appear on the user's start-up screen. Each time the user turns on his computer, the Avatar, through its link to the host Web site, will automatically download new information that the program has determined may be of interest to the user, based upon the information in its Knowledge Bases. For example, the user could learn from the Avatar resident on the computer that the host company is having a sale on modems which run at faster speeds than the one the user currently owns. The host company will have determined which modem the user currently owns because the user had a "conversation" with the ALife-SalesRep about the user's computer hardware. Later, the user might be offered discounted tickets by the Avatar to an upcoming computer industry trade show in the user's hometown at which the host will be exhibiting its products.

ALife-SalesRep is being designed to run on personal computers with Microsoft Windows 95, 98 or NT. The Company intends to release the 1.0 Professional and Enterprise versions of ALife-SalesRep in 1999 and its development is proceeding on schedule. The initial target market for this product consists of advertising companies, companies with direct Internet marketing activities and more generally all companies with extensive Internet sales and marketing strategies and activities.

ALIFE-MESSENGER: The ALife-Messenger is being designed to serve as a natural language-based automated e-mail reply and answering service. By customizing the Knowledge Bases of the ALife-Messenger, a company can automate replies to incoming e-mail queries and customer requests. The ALife-Messenger is being designed to work like an off-line ALife-WebGuide by selecting appropriate answers to input queries in an "intelligent" way. However, instead of displaying Web pages, the ALife-Messenger is being designed to automatically scan an incoming e-mail for certain keywords and phrases, prepare a reply e-mail and attach, as appropriate, additional information that matches what this SmartBot determines might be useful to the user, such as relevant documents, price-lists, and links to other Web sites. For an individual who purchases ALife-Messenger for his Web page, it could be used as a customized e-mail "answering machine" on the Internet. For a corporate purchaser already using ALife-SalesRep, the ALife-Messenger could be configured to select the appropriate ALife-SalesRep to be attached to the reply e-mails, with the goal of improving and supporting the direct marketing channel.

The ALife-Messenger is being designed to support standard e-mail systems. The Company has announced that it intends to release the 1.0 version of the ALife-Messenger in April 1999. The Company intends to market this product to companies and institutions which need to extensively interact with clients via e-mail or which have extensive customer/client service programs using the Internet.

ALIFE-PORTFOLIO-MANAGER: The ALife-Portfolio-Manager is being developed to monitor an individual's investment portfolio. The user can specify the desired characteristics of his or her portfolio, such as particular stocks to own, specific buy and sell thresholds for individual stocks, and desired ratios of types of stocks. Once the user's portfolio guidelines are established, the ALife-Portfolio-Manager will monitor the portfolio 24 hours per day and autonomously notify the user when the user's price or ratio guidelines are not being met through one of a variety of predefined media such as e-mail, telephone or pager. In addition to monitoring existing investment portfolios, the Alife-Portfolio-Manager is being designed to find other potential investments fitting the user's specified criteria and notify the investor about any such investment opportunities once found.

The ALife-Portfolio-Manager is being designed to run on personal computers with Microsoft Windows 95, 98 or NT. The Company plans to release the 1.0 version of the ALife-Portfolio-Manager in the third quarter of 1999. At that time, the ALife-Portfolio-Manager will most likely be released as a component to an existing project currently under way. The Company anticipates that the ALife-Portfolio-Manager will first be released for general distribution in the first quarter of 2000. The Company believes that the market for this product will consist of individuals and companies in the financial services industry, including Internet brokers, as well as individual investors.

ALIFE-CALL-CENTER-AGENT: The ALife-Call-Center-Agent is being designed to link conversations with a Company's WebGuide to a human call center agent. The Alife Call-Center-Agent adds a module for problem solving to the Alife WebGuide. If the Alife Call-Center-Agent cannot solve a customer's problem by itself, it links the customer directly to a human call center agent. A pop-up window appears on the screen of the human call center agent to link the call center application directly to the customer.

The ALife-Call-Center-Agent will require an operating platform with a Java virtual machine. Additional software and hardware enhancements may be necessary depending on the specific interfaces to call center operating systems. The Company plans to release the 1.0 version of ALife-Call-Center-Agent by the end of 1999. The Company intends to market this product directly to customers with call centers and to call center software vendors.

ALIFE-KNOWLEDGE-MANAGER: This SmartBot is being designed to extract information contained in a company's Intranet documents, organize it and make it more easily accessible for retrieval to enable companies to more efficiently and intelligently manage the large amount of data and documents that companies are making available on their Intranets. ALife-Knowledge-Manager can be configured to allow each Intranet user to describe his own profile, background and interests in addition to other information contained on the Intranet. Once so configured, users can make natural language search queries about topics of interest through the ALife-Knowledge-Manager, and the program will respond by providing relevant information contained on the company's Intranet.

The ALife-Knowledge-Manager is being designed to run on standard OS platforms and to provide for interfaces to standard databases and third party document retrieval and management systems. The Company intends to release the first versions of ALife-Knowledge-Manager in late 1999 or early 2000. The Company plans to market this product primarily to large corporations with an existing Intranet infrastructure.

ALIFE-PERSONAL-TUTOR: The Company is developing this SmartBot to address certain limitations of traditional Computer-based Training ("CBT") and Internet-based Training ("IBT") products that are currently available. Whereas conventional CBT and IBT programs follow a pre-defined path of learning, the ALife-Personal-Tutor is being designed to use student profile information extracted from natural language conversation between the SmartBot and the student user to automatically adapt the difficulty and content of the lessons to the skill level of the student. Using the natural language capabilities of the ALife-SmartEngine, students will be able to ask numerous questions about any topic at any time in plain English. In addition, the ALife-Personal-Tutor is being designed to respond to questions with additional explanatory multimedia data (video and audio) depending on the context of the ongoing lecture between the student and the ALife-Personal-Tutor. It will also formulate questions and tests depending on the flow of the conversation and lesson.

The ALife-Personal-Tutor is being designed in two components and is currently planned to be sold in two ways: (i) in several application packages with specific content (such as science, history etc.), called "tutorials" and (ii) as a generic tool for developing such tutorials. Both modules of the ALife-Personal-Tutor are being designed to run on Windows 98 and NT (stand alone versions) or on standard Internet browsers for on-line applications. The Company intends to release the first tutorials in the second quarter of 1999 and the generic version by the third quarter of 1999. The Company's target market for this product is expected to be the CBT and IBT market and the general education market.

CONSULTING AND PRODUCT SERVICES

The Company expects to provide consulting, maintenance, technical hotline and support services for most or all of its products. The Company anticipates that customers will require support for, and customized versions of, the Company's SmartBot products or additional developments in order to tailor the product to the customers' needs. In addition, the Company plans to provide support for the creation and maintenance of the Knowledge Bases of its bots and customer specific back-office tools for analyzing client profiles gathered by its bots.

Historically, the Company has derived substantially all of its revenues from software consulting services provided to a small number of customers. During the year ended December 31, 1998,substantially all of the Company's revenue was derived from the completion of its existing obligations for the Company's sole remaining consulting contract for 1998 and the resulting license sale thereto. During the year ended December 31, 1997, consulting services provided to the Company's two largest customers, Neurotec Hochtechnologie GmbH (its former parent company) and Passkey Systems, Inc., accounted for approximately 60% and 40% of the Company's total revenues, respectively. For the year ended December 31, 1996, services provided to Neurotec Hochtechnologie GmbH accounted for approximately 99% of the Company's total revenues. All revenues derived from software consulting services to the Company's former parent ceased shortly after the Management Buyout. Although the Company has shifted its primary business focus from software consulting to product development, marketing and support, the Company anticipates that it will continue to derive a portion of its revenues from software consulting projects. In particular, the Company expects that it will provide software solutions for companies and other entities seeking consulting expertise with agent-based software programs. In the near term, the Company believes that a significant percentage of its revenues may be derived from software consulting services. See "-- Strategic Alliances and Joint Ventures".

BUSINESS STRATEGY

The Company's objective is to become a worldwide leader in the development and implementation of commercial software robot-based solutions to solve various issues confronting today's Internet use. To achieve this objective, the Company's strategy includes the following key elements:

BUILD BRAND NAME RECOGNITION. The Company is seeking to achieve rapid and broad adoption of its products and strong brand recognition. The Company will seek to achieve this objective by offering "Personal" versions of its products for non-commercial use free of charge or at a low price. The Company also intends to embark on an aggressive promotional campaign to increase awareness of the Artificial Life brand and the ALife family of products. The promotional campaign is expected to involve all common media (i.e., radio, television, print and trade shows) with a particular emphasis on Internet channels.

CREATE MULTIPLE REVENUE STREAMS. The Company believes that its growing product line, corporate customization, product Web sites and its future installed user base will present a significant opportunity to develop and maintain multiple revenue streams resulting from product sales, customization and consulting, licensing fees and potentially in the future, advertising revenues. As these different revenue streams mature, decisions will be made as to the expansion and contraction of existing programs based on their success as well as the introduction of new programs.

ESTABLISH STRATEGIC ALLIANCES. The Company intends to aggressively pursue strategic alliances to gain access to complementary technologies and distribution channels. The Company continually evaluates relationships with companies and other entities that offer technologies complementary to the Company's SmartBot products (such as speech integration and high-end graphics providers). The Company intends to use alliances wherever possible to gain economies of scale and to allow it to focus on its core strengths while using those of its partners to add the complementary functionality necessary to increase value to users.

EXPAND GLOBALLY. The Company believes that significant opportunities exist to capitalize on the growth of the Internet internationally. Because the Company was once a subsidiary of a large and well-known German multimedia and Internet solutions company, it already has significant contacts with a number of European businesses. The Company believes that its products can be used worldwide, and accordingly the Company intends to initiate an international program of partnering and strategic investment to exploit cross-marketing, co-branding and promotional opportunities. In the fourth quarter of 1998, the Company established European subsidiaries in Switzerland and Russia. In October 1998, the Company formed a wholly owned subsidiary Artificial Life Europe AG ("Artificial Life Europe"). Artificial Life Europe, the headquarters of the Company's European activities will focus on strategic investments in Switzerland, joint ventures and product related consulting and development activities in the areas of e-commerce and Internet banking. In November 1998, Artificial Life Europe AG formed a wholly-owned subsidiary Artificial Life Rus Ltd ("Artificial Life Rus") which is based in St. Petersburg, Russia. The primary focus of Artificial Life Rus is product development, quality assurance and research. In the second quarter of 1999, the Company intends to establish its German subsidiary Artificial Life Deutschland AG ("Artificial Life Deutschland"), to be situated in Frankfurt, Germany. Artificial Life Deutschland will focus on strategic investments, product development, product customization, product-related marketing and sales activities and general support to German customers.

LEVERAGE CUSTOMER BASE. The Company intends to cultivate its future installed user base to gather feedback, test new product releases and create customer loyalty. The Company plans to collect customer profile data (through the use of a User Profile Form) for use in development of companion products and services with the ultimate goal of developing a "community" of loyal users who are familiar and comfortable with the Company's products. The Company plans to allow individual users who fill out the User Profile Form to participate in beta testing of products, information sessions, product and corporate announcements and product focus chat forums. The Company believes that such communication, participation and interaction will foster long-term customer loyalty. Several types of incentives are planned to foster both the sharing of profile information and the return of value for participation. These may take the form of reduced user fees, if applicable, free software, contests and other participatory programs.

EXPAND AND ENHANCE PRODUCT BASE AND TECHNOLOGY. The Company believes that it must regularly provide new products and technologies and improve existing ones to be successful. The Company's products utilize proprietary technologies, including the ALife-SmartEngine. The Company's strategy is to continue to enhance its existing technologies and develop new technologies that it can incorporate into future product offerings. Because the Company's product lines are being centered around core concepts and technology, the Company believes many complementary products will be able to be developed by leveraging the Company's existing competencies and experience into new ideas. Furthermore, the Company believes that its overall strategy will allow it to address issues regarding products and services in a dynamic, almost real-time basis, thereby allowing rapid response to market feedback and developments.

MARKETING AND SALES

The Company plans to offer an initial fully-functional "Personal" version of most of its products to individual, non-commercial users either free of charge or at a low price. The Company believes that this approach, which has been used successfully by other Internet companies, will result in more rapid acceptance and sale of the Company's products to commercial users: a "Professional" version for professional and small corporate users and/or a transaction and client/server based "Enterprise" version for networked corporate users. For the commercial versions of its SmartBot products, the Company intends to charge a one-time licensing fee and, with respect to the Enterprise version, intends to also charge a transactional fee based upon the number of users which interact with its bots. This strategy has been successful in the past for companies such as Netscape, which distributed free versions of its browser software, and RealNetworks, Inc., which has brought streaming audio and video to the Internet.

In the first quarter of 1999, the Company began selling the ALife-WebGuide via the Company's Web site and through additional distribution partners. In March 1999, the Company began distribution of its ALife-WebGuide `intelligent' software robot for the Benelux market under a non-exclusive distributor arrangement with MBE Consultants of Belgium. Based in Brussels, MBE Consultants will market and sell the Enterprise version of the ALife-WebGuide, and other products as they are released, and provide consulting services and training in the application and use of Artifical Life's software products in Belgium, the Netherlands and Luxembourg.

The Company may also decide to license the Professional and/or Enterprise versions of ALife-WebGuide, the ALife-Messenger and the ALife-SalesRep for a certain period for free in order to generate market penetration and increase demand for these commercial versions of the Company's products. For example, in February 1999, the Company announced that it is donating copies of the Alife-WebGuide Professional 1.0 to junior and senior high schools across the

United States. The Alife-WebGuide Professional 1.0 will be used for educational purposes, giving students the opportunity to learn about artificial life applications by integrating the Alife-WebGuide Professional 1.0 into their school Websites and Internet projects.

The Company intends to enter into a strategic relationship with an international partner already established in the call center market to market and sell the ALife-Call-Center-Agent. The Company believes this will be necessary because the call center software market is already highly competitive.

The Company intends to market and sell the ALife-Portfolio-Manager in cooperation with one or more established companies in the financial services industry and/or the online banking and trading community.

The ALife-Personal-Tutor and the ALife-Knowledge-Manager target the IBT/CBT market and the Intranet and corporate market. Accordingly, the Company intends to distribute and market these products in cooperation with partners with established experience and sales channels in these growing business segments.

In addition to the marketing efforts for the individual products in the ALife product suite, the Company intends to initiate marketing campaigns beginning in the first half of 1999 to establish recognition of the Artificial Life brand. The Company has recently engaged the services of the Hill & Knowlton public relations agency to assist in this effort. The marketing activities are expected to involve all common media (radio, TV, magazines, newspapers, trade shows) with a particular emphasis on the Internet channels. The Company will use its own products like the ALife-SalesRep and the ALife-WebGuide to promote its products and services.

The Company will also generate marketing material using its in-house capabilities and multi-media know-how to produce video spots and innovative interactive advertisement techniques for the Internet.

STRATEGIC ALLIANCES AND JOINT VENTURES

In March 1999, the Company agreed to enter into a joint venture with an international retailer in the field of e-commerce, the terms of which have not yet been finalized. The main focus of this joint venture is to develop a high traffic, high volume, low cost e-commerce site on the Internet. The Company will license its SmartBot products to the joint venture for a royalty. Pursuant to a development agreement, the Company will also provide products and software development and consulting services to the joint venture and receive payments therefor. The joint venture partner will use its purchasing relationships to obtain certain of the consumer products that will be sold on the joint venture's e-commerce Website.

In addition, the Company has entered into a contract for the first phase of a development and consulting project with a European based global trust. The project goal is to define and design the trust's future Internet-based financial services. A successful completion of this first phase could lead to a larger scale implementation of this development project. As part of the transaction, the Company would provide products and software consulting services to the trust and receive payments therefor.

Furthermore, the Company is currently evaluating several strategic alliances with companies in the United States and Europe for marketing and selling products as well as for collaborations in product development. For example, the Company is currently seeking to enter into a collaboration that will provide it with access to speech recognition software to enable this aspect of its SmartBot products. The closing of collaboration agreements may influence future product development, the market direction of certain products and the success of certain product marketing efforts.

PRODUCT DEVELOPMENT

The Company believes that strong development capabilities are essential to its future performance and the maintenance of its competitive position. Since its formation, the Company has primarily developed its technology and products internally. The Company is exploring the opportunity to extend the functionality of its ALife-SmartEngine-derived products through the inclusion of third party software and applications in the development of such products.

The Company's development organization is arranged in four groups: the Core Technology Group, which does research and designs and develops the technologies; the Production Group, which specifies, produces and maintains product releases; the Quality Assurance Group, which verifies that products meet their specifications and the Company's quality standards; and the Competence Group, which focuses on rapid prototyping of new ideas, consulting and adapting customer specific versions of the products. The Company allocates responsibilities among the groups to optimize the time, cost and quality control issues associated with product development.

As of December 31, 1998, there were 34 employees on the Company's development staff. The Company estimates that its total product development expenses for its ALife-SmartEngine product suite will significantly increase through 1999 and thereafter as it expects to allocate substantial resources to future research and development. Through December 31, 1998, the Company had incurred capitalized software development costs from its development efforts in the amount of $215,169.

To the extent one or more of the Company's competitors introduce products that more fully address customer requirements, the Company's business could be materially adversely affected. There can be no assurance that the Company will be successful in developing and marketing enhancements to its existing products or new products, incorporating new technology on a timely basis, or that its new products will adequately address the changing needs of the marketplace. If the Company is unable to develop and introduce new products or enhancements to existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, prospects, financial condition and results of operations will be materially adversely affected.

COMPETITION

The market for the Company's products and services is new, evolving and growing rapidly. Competition can be expected to intensify significantly as the market matures and the more established software companies, such as Microsoft Corporation, become increasingly involved. Barriers to entry are relatively insubstantial. The Company believes that the principal competitive factors for companies seeking to become involved in the software robot industry are core technology, delivery methods, brand recognition, ease of use and interfaces.

The Company uses its core technology, the ALife-SmartEngine, in a wide variety of business areas. Although the Company has not yet identified any competitors in exactly the same areas in which it is active, there are companies that have overlapping activities and therefore could be regarded as competition to Artificial Life. Such firms include, among others: Autonomy, Inc.; Big Science Company; Brightware, Inc.; Broadvision, Inc.; Digital Marketing Concepts, Inc.; Extempo, Inc.; General Magic, Inc.; GK Intelligent Systems, Inc.; Haptek, Inc.; Intellix A/S; Kinetoscope, Inc.; Microsoft Corporation; Netsage Corp.; Neuromedia, Inc.; Nuance, Inc.; SRA International, Inc. and Virtual Personalities, Inc. This list may not be complete and may change and substantially increase over time.

Some of the Company's existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company. Such competitors are able to commit operating resources to product development and enhancement, engage in more thorough marketing campaigns for their products and services, be more aggressive from a pricing standpoint and make more attractive offers to potential employees and partners.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

The Company will be relying upon trade secrets, know-how, copyrights and continuing technological innovations to develop and maintain its competitive position. The Company seeks to protect such information, in part, by confidentiality agreements with its corporate partners, collaborators, employees and consultants. These agreements provide that all confidential information developed or made known during the course of the individual's or entity's relationship with the Company is to be kept confidential and not be disclosed to third parties except in specific circumstances. The Company has caused each of its employees to execute forms of Confidentiality and Inventions Agreements which provide that, to the extent permitted by applicable law, all inventions conceived by the individual during the individual's employment will remain the exclusive property of the Company. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors. Further, there can be no assurance that the Company will be able to protect its copyrights, trade secrets or that others will not independently develop substantially equivalent proprietary information and techniques.

The Company has no patents or patent applications pending, nor does it have any registered copyrights. There can be no assurance that the existing or future patents of third parties will not have an adverse effect on the ability of the Company to continue to commercialize its products. Furthermore, there can be no assurance that other companies will not independently develop similar products or duplicate any of the Company's planned products or obtain patents that will require the Company to alter its products or processes, pay licensing fees or cease development of its planned products.

EMPLOYEES

As of December 31, 1998, the Company had 45 full-time employees and two part-time interns. Of the Company's 45 full-time employees, 11 are involved in sales, marketing and administrative functions and 34 are involved in research and development. The Company will need to hire additional staff to accomplish its business development goals. There can be no assurance that the Company will be able to find, attract or retain such additional staff.

The Company's employees are not represented by any labor unions. The Company considers its relations with its employees to be good.

SUB-CONTRACTORS AND EXTERNAL HUMAN RESOURCES

To fulfill timely delivery of products, the Company is currently using external human resources and sub-contractors to develop its products. There can be no assurance that these external resources and sub-contractors will be available in the future, or that the current conditions and agreements with these contractors or resources will remain reasonable.

ITEM 2. PROPERTIES.

The Company rents 7,334 square feet of office space at Four Copley Place, Suite 102, Boston, Massachusetts. The 36 month lease commenced February 1, 1998, at an annual rental of $205,332. Additionally, the Company leases approximately 2,500 square feet of office space in Saint Petersburg, Russia. The 60 month lease commenced December 1, 1998 at an annual rental of $24,000. The Company is also in the process of leasing space in Switzerland and Germany for its European operations. Due to the planned expansion of the Company, management is currently negotiating the terms for the lease of additional office space in Boston, Massachusetts which is to take effect in the second quarter of 1999. Also in the second quarter of 1999, the Company anticipates leasing additional office space in New York, New York for the marketing and sale of its products.

ITEM 3. LEGAL PROCEEDINGS.

There are no material legal proceedings pending or, to the Company's knowledge, threatened against the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock commenced trading on the Nasdaq SmallCap Market on December 18, 1998 under the symbol "ALIF," and is listed on the Nasdaq SmallCap Market. Prior to that date, there was no established trading market for the Common Stock. The following table sets forth for the periods indicated, the range of the high and low bid quotations for the Company's Common Stock. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                                       HIGH               LOW
                                                       ----               ---
         Fourth Quarter (from December 18, 1998)     $  26.75         $    9.50
         First Quarter (through March 19, 1999)         17.50              9.50

On March 19, 1999, the last reported sale price of the Common Stock was $11.75 per share. As of March 19, 1999, there were approximately 40 holders of record of the Company's Common Stock. To date, the Company has neither declared nor paid any cash dividends on shares of its Common Stock and does not anticipate doing so for the foreseeable future.

A Registration Statement on Form S-1 (File No. 333-64619) registering 1,600,000 shares of the Company's Common Stock, $.01 par value per share, filed in connection with the Company's initial public offering ("IPO"), was declared effective by the Securities and Exchange Commission on December 17, 1998. The primary offering of 1,400,000 shares by the Company and 200,000 shares by the Selling Stockholder closed on December 22, 1998. On December 23, 1998, the underwriters exercised an overallotment option to purchase 150,000 shares from the Selling Stockholder and, on January 19, 1999, exercised an overallotment option to purchase 50,000 shares from the Selling Stockholder and 40,000 shares from the Company, exercising a 240,000 share overallotment in full. The aggregate offering price to the public was $13,600,000 before underwriter discounts and the costs of the offerings. The underwriters of the IPO were New York Broker, Inc. and New York Broker Deutschland AG. The following is a summary of the gross proceeds, underwriter's discounts and expenses, other expenses and net proceeds in connection with the IPO.

                                                 COMPANY           SELLING STOCKHOLDER         TOTAL
                                              --------------       -------------------      -------------
Gross proceeds                                $   12,240,000          $   3,400,000         $  15,640,000
Underwriter discount                                (979,200)              (272,000)           (1,251,200)
Underwriter expenses                                (648,984)              (120,216)             (769,200)
Other expenses                                    (1,006,443)              (119,900)           (1,126,343)
                                              --------------       -------------------      -------------
Net proceeds                                  $    9,605,373          $   2,887,884         $  12,493,257

None of the above expenses was paid either directly or indirectly to directors, officers, general partners of the Company or its associates, or to persons owning more than 10% of any class of equity security of the Company or to affiliates of the Company.

Through December 31, 1998, the Company had temporarily invested the entire net proceeds of the IPO in savings and money market accounts with three major financial institutions. However, the Company has allocated up to $2,500,000 of such proceeds to fund certain strategic alliances. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

ITEM 6. SELECTED FINANCIAL DATA

The following table presents summary selected historical financial data of the Company as of and for each of the three years in the period ended December 31, 1996, the periods ended July 3, 1997 and December 31, 1997, and the year ended December 31, 1998 and should be read in conjunction with "Management's Discussion and Analyses of Financial Conditions and Results of Operations" and the Financial Statements and the notes thereto included in this Form 10-K.

                           SELECTED FINANCIAL DATA(1)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    PREDECESSOR                          SUCCESSOR
                                             --------------------------------------------------   ---------------------------
                                                                                       PERIOD
                                                                                        FROM     PERIOD FROM
                                                   YEARS ENDED DECEMBER 31,           JANUARY 1    JULY 4 TO    YEAR ENDED
                                                   ------------------------           TO JULY 3,  DECEMBER 31,  DECEMBER 31,
                                              1994(2)         1995          1996         1997        1997          1998
                                             --------      ---------      --------     --------    --------      --------
STATEMENT OF OPERATIONS DATA:
Revenues:
    Application services                     $     --      $   1,217      $  2,790     $    926    $    420      $    333
    Other                                          --             --            --          117         117           118
                                             --------      ---------      --------     --------    --------      --------
       Total revenues                              --          1,217         2,790        1,043         537           451
                                             --------      ---------      --------     --------    --------      --------
Operating expenses:
    Selling, general and administrative            22            967         1,101          634         415          1430
    Engineering                                    --            828           656          307         205           590
    Research and development                       --             --            --           --          --           447
    Depreciation and amortization                  --             40           138           84          45           110
                                             --------      ---------      --------     --------    --------      --------
       Total operating expenses                    22          1,835         1,895        1,025         665         2,577
                                             --------      ---------      --------     --------    --------      --------
       Income (loss) from operations              (22)          (618)          895           18        (128)       (2,126)
Other income (expenses)                            --            (35)          (15)          --         179           (65)
                                             --------      ---------      --------     --------    --------      --------
       Income (loss) before tax                   (22)         (653)          880            18          51        (2,191)

Provision (benefit) for income taxes               --          (257)          337             5           7            --
                                             --------      --------      ---------     --------    --------       -------

       Net income (loss)                     $    (22)     $   (396)     $    543      $     13    $     44       $(2,191)
                                             ========      =========      ========     ========    ========       =======
Net income (loss) per share(3)               $   (.02)     $   (.07)     $    .08      $    .00    $    .01       $  (.30)
Shares used in computing net
    income (loss) per share(3)                  1,393         5,574         6,967         6,967       6,967         7,289

                                                                    PREDECESSOR                              SUCCESSOR
                                             ------------------------------------------------    -----------------------------------
                                                    AS OF DECEMBER 31,        AS OF JULY 3,   AS OF DECEMBER 31,  AS OF DECEMBER 31,
                                             ------------------------------   -------------   ------------------  ------------------
                                             1994(2)       1995      1996           1997            1997                 1998
                                             -------     -------    -------       -------         -------              --------
BALANCE SHEET DATA:
Cash and cash equivalents                    $    43     $    23    $    30      $    38          $   22              $ 11,688
Working capital (deficit)                         28        (565)        74          132             171                11,335
Total assets                                      43         760        885        1,023             974                12,885
Long-term debt                                    --          --         --           --              --                   500
Total stockholders' equity                   $    28     $    82    $   625      $   638          $  540              $ 11,769

     (1) In connection with the Management Buyout on July 4, 1997, the Company has presented its assets at fair value as of such date of the change in control and has presented separately operations prior to the Management Buyout (Predecessor) and subsequent to the Management Buyout (Successor). See Note 1 of Notes to Financial Statements.
     (2) Initial period of operations from November 15, 1994 to December 31,
         1994.
     (3) Net income (loss) per share is determined by dividing the net income
         (loss) attributable to common stockholders by the weighted average number of Common Stock and Common Stock equivalents outstanding during the period. See Note 2 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

The Company was incorporated in Delaware in November 1994 as Neurotec International Corp., a wholly-owned subsidiary of Neurotec GmbH, a German multimedia and Internet solutions company owned by Eberhard Schoneburg, Artificial Life's President, Chief Executive Officer and Chairman, and two corporate investors: a major German retailer and an industrial conglomerate. In July 1997, Mr. Schoneburg sold all of his shares of Neurotec GmbH to the two remaining stockholders and contemporaneously purchased 100% of the shares of Neurotec International Corp. (the "Management Buyout"). In August 1997, the Company changed its name to Artificial Life, Inc.

As a result of a change in control of the Company in connection with the Management Buyout, the Company has presented its assets and liabilities subsequent to July 3, 1997 to reflect the purchase price paid for the stock of the Company. This treatment is consistent with "push down" accounting as promulgated by the Securities and Exchange Commission ("SEC"). The results of operations for the Company for 1997 have been separately presented to reflect the results of operations prior to the Management Buyout, as Predecessor operations, and for the period subsequent to the Management Buyout, as Successor operations. In Management's opinion, the purchase price of the Company's stock in the Management Buyout reflected the fair value of the Company at such time.

The difference between the Company's net book value at July 4, 1997 and the fair value has been recorded as a reduction of the Company's net deferred tax asset and long-term assets, resulting in a new depreciation basis for financial statement purposes for such assets. As of July 4, 1997, the stockholder's equity section reflects cumulative earnings prior to the Management Buyout as paid-in capital. As a result, retained earnings at December 31, 1998 reflects the results of operations of the Company only from the date of the Management Buyout.

The only difference in accounting policies utilized in the presentation of the Successor and Predecessor financial statements is the estimated useful lives utilized in the depreciation of property and equipment, as described in Note 2 of Notes to Financial Statements.

Following the Management Buyout, the Company's management made the strategic decision to shift the Company's primary business focus from providing software consulting services to the development, marketing and support of its ALife suite of SmartBot software products. Management's decision to shift the primary business focus of the Company has had and will likely continue to have an adverse effect on the Company's results of operations in the near term. The Company expects that an increasing percentage of its future revenues will be derived from sales and services associated with its SmartBot software products and that revenues from its consulting business, as a percentage of gross revenues, will significantly decrease over time. To date, the Company's major source of revenue has been derived from its software consulting services, and it has generated minimal revenue from the sale of its SmartBot software products. The Company is currently expanding its research and development, production and marketing capabilities associated with the anticipated sale of its SmartBot products, and as a result, operating expenses are expected to increase significantly going forward. The Company expects to continue to incur increasing losses and generate negative cash flow from operations until at least the year 2000. To the extent that the Company's product development, marketing and sales efforts do not result in commercially successful products that generate significant net revenues, the Company will be materially adversely affected. There can be no assurance that the Company will ever generate sufficient revenues from the sale of the Company's products or associated services to achieve or maintain profitability.

In addition, as a result of the Company's recent transition in its primary business focus from software consulting to product development, marketing and support, the Company's research and development expenditures increased to $446,317 for the year ended December 31, 1998 from zero in 1997. This increase is due to the fact that prior to 1998, all research and development expenditures were related to consulting services for which the Company was reimbursed by its customers and thus, such expenditures are included in engineering expenses in the Company's financial statements through December 31, 1997. Conversely, during 1998, due to the Company's shift in business focus, the Company had most of its employees engaged in the research and development of its SmartBot products.

Because the Company has shifted its primary business focus from software consulting to product development, marketing and support, results of operations to date are not reflective of the Company's business prospects going forward. Moreover, the Company expects to experience significant fluctuations in its future operating results due to a variety of factors. Factors that may affect the Company's operating results include the success of product development, the amount of software consulting undertaken in the future, market acceptance of the Company's products, frequency and timeliness of new product releases, success of strategic alliances, the mix of product and service sales, the Company's response to competitive pressure and its ability to attract and retain qualified personnel. Gross profit margins will vary from product to product and between products and services and although the Company may have some ability to affect its products and services mix, the Company's sales mix may vary from period to period and its gross margins will fluctuate accordingly.

RESULTS OF OPERATIONS

The Company's principal source of revenue from inception through May 1998 was from the provision of software consulting services. From inception through July 3, 1997, the preponderance of those revenues were generated by subcontracts issued from Artificial Life's former parent company and affiliates thereof, all of which revenues ceased shortly after the Management Buyout. Of the non-related party revenues, most were derived from the Company's long-term consulting contract with its major domestic client. This consulting contract started in late 1996 and concluded in May 1998.

During the fourth quarter of 1997, the Company began evaluating the addition of software product development to its core business of providing software consulting services. The Company commenced software development plans while it continued to provide software consulting services under its existing contracts and to seek new consulting contracts. In the first quarter of 1998, the Company began software development activities while continuing to service its one existing consulting contract. During this time the Company limited its efforts in seeking new consulting contracts as it began to shift its primary business focus to software development. During the second quarter of 1998, when the Company's major domestic consulting contract ended, the Company focused a substantial portion of its available resources on product development.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO PERIOD FROM JULY 4, 1997 TO DECEMBER 31, 1997

Note: The December 31, 1997 period only includes activity from July 4, 1997, approximately 6 months, as a result of the Management Buyout (see above).

Revenues: Revenues for the year ended December 31, 1998 were $450,768 as compared to $537,008 for the period from July 4, 1997 to December 31, 1997. The decrease of $86,240 or 16.1% is primarily attributable to the Company's decision to shift its revenue focus from consulting to product based sales.

Engineering Expenses: Engineering expenses generally consist of salary and payroll tax expenses, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering requirements of the products and services from which the Company derives its revenues. Engineering expenses for the year ended December 31, 1998 were $590,192 as compared to $205,069 for the period from July 4, 1997 to December 31, 1997. The increase of $385,123 is primarily attributable to the difference in the length of the reporting periods and the increased activity with the Company's primary domestic client in 1998.

Research and Development Expenses: Research and development expenses consist of expenses similar in nature to engineering expenses except that such expenses typically relate to new products and activities that will generate revenue at some future date. Research and development expenses for the year ended December 31, 1998 were $446,317 as compared to $0 for the period from July 4, 1997 to December 31, 1997. This increase is directly related to the substantial increase in research and development activity by the Company in 1998. All research and development expenses for periods prior to 1998 were related to contractual software consulting services for which the Company was reimbursed and were included in engineering expenses. The research and development expenses in 1998 are net of costs capitalized for software development.

Selling, General and Administrative Expenses: Selling expenses consist of salary and payroll tax expenses of marketing personnel and costs relating to marketing materials, promotional videos, advertising and public relations activities. General and administrative expenses consist of salary and payroll tax expenses of administrative personnel, rent, legal and accounting fees and costs associated with employee benefits, supplies, communications and travel. Selling, general and administrative expenses for the year ended December 31, 1998 were $1,430,109 as compared to $415,072 for the period from July 4, 1997 to December 31, 1997. The increase of $1,015,037 was primarily attributable to the difference in the length of the reporting periods and increased costs in 1998 including professional fees ($63,568), public relations ($61,475), travel and entertainment ($43,326), franchise and excise taxes ($43,064), and employment recruiting ($26,384). In addition, selling, general and administrative expenses for the newly established European operations amounted to $131,042 in 1998.

Net Loss: Net loss for the year ended December 31, 1998 was $2,191,206 as compared to net income of $43,940 for the period from July 4, 1997 to December 31, 1997. This increase of $2,235,146 was directly related to the decrease in software consulting revenues related to the Company's transition of its primary business focus to product development, marketing and support.

PERIOD FROM JULY 4, 1997 THROUGH DECEMBER 31, 1997 COMPARED TO PERIOD FROM JANUARY 1, 1997 THROUGH JULY 3, 1997

Revenues: Revenues for the period from July 4, 1997 through December 31, 1997 were $537,008 as compared to $1,043,414 for the period from January 1, 1997 through July 3, 1997. The decrease of $506,406 or 48.5% is directly attributable to the Company's discontinuing software consulting work for its former parent after the Management Buyout.

Engineering Expenses: Engineering expenses for the period from July 4, 1997 through December 31, 1997 were $205,069 as compared to $307,198 for the period from January 1, 1997 through July 3, 1997. The decrease of $102,129 or 33.2% resulted primarily from the Company's discontinuing software consulting work for its former parent after the Management Buyout.

Research and Development Expenses: Research and development expenses for the period from July 4, 1997 through December 31, 1997 and the period from January 1, 1997 through July 3, 1997 were related to contractual software consulting services for which the Company was reimbursed and were included in engineering expenses.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the period from July 4, 1997 through December 31, 1997 were $415,072 as compared to $633,825 for the period from January 1, 1997 through July 3, 1997. The decrease of $218,753 or 34.5% is attributable to reduced overhead associated with the Company's reduction in contractual consulting services after the Management Buyout.

Net Income: Net income for the period ended December 31, 1997 was $43,940 as compared to $12,669 for the period from January 1, 1997 through July 3, 1997. The increase of $31,271 or 246.8% is attributable to the settlement income received from the former parent and a reduction in depreciation expense as a result of reflecting long-term assets at fair value subsequent to the Management Buyout, offset by the reduction in consulting services revenue from the former parent.

PERIOD FROM JANUARY 1, 1997 THROUGH JULY 3, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

Note: The 1997 period includes the activity from January 1, 1997 through July 3, 1997 only, approximately 6 months, as a result of the Management Buyout (see above).

Revenues: Revenues for the period from January 1, 1997 through July 3, 1997 were $1,043,414 as compared to $2,789,878 for the year ended December 31, 1996. The decrease of $1,746,464 or 62.6% is attributable to the shortened period resulting from the Management Buyout and a reduction in consulting service contracts with the former parent partially offset by an increase in revenues from its major domestic customer.

Engineering Expenses: Engineering expenses for the period from January 1, 1997 through July 3, 1997 were $307,198 as compared to $656,086 for the year ended December 31, 1996. The decrease of $348,888 or 53.2% is directly attributable to the shortened period resulting from the Management Buyout and a reduction in consulting service contracts with the former parent.

Research and Development Expenses: Research and development expenses for the period from January 1, 1997 through July 3, 1997 and the year ended December 31, 1996 were related to contractual software consulting services for which the Company was reimbursed and were included in engineering expenses.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the period from January 1, 1997 through July 3, 1997 were $633,825 as compared to $1,101,109 for the year ended December 31, 1996. The decrease of $467,284 or 42.4% is primarily attributable to the shortened period resulting from the Management Buyout.

Net Income: Net income for the period from January 1, 1997 through July 3, 1997 was $12,669 as compared to $543,344 for the year ended December 31, 1996. The decrease of $530,675 or 97.7% is attributable to the reduction in consulting service contracts with the former parent.

LIQUIDITY AND CAPITAL RESOURCES

From inception through July 3, 1997, the Company funded its operations primarily through initial equity investments in 1994 and 1995 totaling $500,000 and net income from operations. Subsequent to July 3, 1997, the Company incurred operating losses in connection with its transition from software consulting to product development, marketing and sales. These losses are expected to increase and have been funded to date by a long-term stockholder loan of $500,000, a private placement of Non-Voting Common Stock of $181,367, the net proceeds of which the Company received in June 1998 and a private placement of 824,000 shares of Common Stock which raised $3,946,481 in net proceeds. In December 1998, the Company received $9,302,773 net proceeds from its IPO. The Company's requirements for additional capital will depend on many factors, including but not limited to the progress and costs associated with its research and development activities, production costs and sales, marketing and promotional programs, establishment of foreign operations and the levels of revenues achieved through the sale of its SmartBot suite of products. The Company has currently placed excess funds in interest bearing vehicles such as money market accounts and savings accounts.

Effective October 10, 1995, the Company entered into a consortium agreement (the "MIT Agreement") with the Massachusetts Institute of Technology ("MIT"). Under the MIT Agreement, MIT will conduct research projects for the "Things That Think Consortium." The term of the agreement is for five years through October 9, 2000 but provides for early termination, with one year written notice, as well as renewal options. The Company is obligated to pay an annual membership fee of $125,000 under the MIT Agreement.

The Company leases office and other space and various office equipment under various noncancelable leases. Minimum annual lease payments, exclusive of additional operating costs, for the years ended December 31, 1998, 1999, 2000 and 2001 are $223,372, $251,640, $251,267 and $43,811, respectively.

The Company has employment agreements with certain corporate officers. The agreements are generally one to three years in length and provide for minimum base salaries. These agreements include severance payments under certain conditions of approximately 50% to 300% of each officer's annual compensation. In addition the President, Chief Executive Officer and Chairman of the Company is entitled to receive an annual incentive bonus of 3% of the Company's profits from operations.

The Company has agreed to enter into a joint venture with an international retailer in the field of e-commerce. The main focus of this joint venture is to sell consumer goods over the Internet using deep discounts and high volume, both in terms of transactions and web visits. As part of the transaction, the Company will license its SmartBot technology to the joint venture. In addition, the Company will provide products and software development and consulting services to the joint venture and receive payments therefor. The partner in the joint venture will be responsible for using its purchsasing relationships to obtain certain consumer products which will be sold on the joint venture's e-commerce Website. The Company has allocated up to $2,150,000 of the proceeds from its IPO to purchase its 50% interest in this joint venture and to meet its obligations to contribute additional capital to the joint venture.

In addition, the Company has entered into a contract for the first phase of a development and consulting project with a Europe-based global trust. The project goal is to define and design the trust's future Internet-based financial services and to use these services to broaden the trust's market potential. A successful completion of this first phase could lead to a larger scale implementation of this development project. As part of the transaction, the Company would provide products and software consulting services to the trust and receive payments therefor.

The Company believes that the net proceeds of the IPO, together with its current cash and cash equivalents, and other cash generated from operations will enable the Company to maintain its current and planned operations at least through July 2000, although there can be no assurance that the Company will not have additional capital needs prior to such time. If cash generated from operations is insufficient to satisfy the Company's liquidity requirements after that time, the Company may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

The Company has incurred a loss for income tax purposes for fiscal 1998. This loss will be available to carry forward and reduce income taxes, if any, in future periods.

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Any of the Company's computer programs or other information systems that have time-sensitive software or embedded microcontrollers may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations.

The Company is in the process of a detailed review of its information and non-information technology systems as they pertain to both internal operations and product development. This review, the costs of which are not deemed material, includes its existing and planned computer software and hardware. The Company believes that these systems are Year 2000 compliant and has made an initial determination that the costs and/or consequences associated with the Year 2000 issue are not expected to have a material adverse effect on its business operations or future financial condition. At this time, however, the Company is developing a specific plan for assessing third party vendor systems, assessing the readiness of significant suppliers and customers, and taking remedial action, if necessary. The Company does not know the amount or material nature of expenditures that it may incur in connection with this assessment, but continues to believe that the costs associated with the Year 2000 compliance will not have a material impact on the Company's future operating results. The Company expects its detailed review and compliance program to be completed by May 31, 1999. The Company, however, will continue to monitor the Year 2000 readiness of these systems and will take additional review or remedial action if it deems it necessary to do so. During the remainder of 1999, but not later than September 30, 1999, the Company will evaluate its need to complete a final review, which may include soliciting and obtaining certification of Year 2000 compliance from certain third party software vendors and determining the readiness of its significant suppliers and customers. Nevertheless, the Company does not currently expect to experience Year 2000 problems as its computer hardware is generally no more than two years old and it has the latest version of computer software programs.

In addition, the Company's products are designed to operate with third party software and data. The operation of the Company's existing and proposed products will be adversely affected if such third party software and data are not Year 2000 compliant or if such third parties have not used compatible technology in achieving compliance. The Company at this time is determining specific plans for certifying the Year 2000 readiness of third party software and data as they relate to and interact with the Company's software products and consulting activities.

To the extent that the Company's assessment is completed without identifying any non-compliant systems operated by the Company or by third parties, the Year 2000 issue could have a material effect on the operations of the Company. The Company could experience delays in the development of its products. Once its products are developed and offered for commercial sale, the Company could experience delays in delivering such products or could deliver products that do not operate correctly, which could cause the Company to lose business and even customers and could subject the Company to claims for damages. Problems with the Year 2000 issue could also result in delays in the Company invoicing its customers or in the Company receiving payments from them. The severity of these possible problems would depend on the nature of the problem and how quickly it could be corrected or an alternative implemented, which is unknown at this time.

After completing its assessment in the second quarter of 1999, the Company plans to develop appropriate contingency plans to address situations in which various systems of the Company, or of third-parties with which the Company does business, are not Year 2000 compliant. Some risks of the Year 2000 issue, however, are beyond the control of the Company and its suppliers and customers.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company maintains its cash and cash equivalents in checking, savings, and money market accounts. These deposits are denominated primarily in U.S. dollars. Deposits in both fixed rate and floating rate interest accounts carry a degree of interest rate risks. Fixed rate deposits may be adversely impacted due to a rise in interest rates, while floating rate deposits may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future interest income may fall short of expectations due to changes in interest rates. The Company believes that a hypothetical 10% increase or decrease in interest rates, however, would not have a material adverse effect on the Company's financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements and supplementary data appear at pages F-1 through F-17 of this report on Form 10-K.

    Index to Consolidated Financial Statements:

             Independent Auditors' Report--------------------------------------------------------      F-1

             Consolidated Financial Statements:

                Consolidated Balance Sheets as of July 3, 1997 (Predecessor),
                     December 31, 1997 and December 31, 1998 (Successor).------------------------      F-2

                Consolidated Statements of Operations for the year ended
                     December 31, 1996, for the periods January 1, 1997 to
                     July 3, 1997 (Predecessor) and July 4, 1997 to December 31,
                     1997, and for the year ended December 31, 1998
                     (Successor).----------------------------------------------------------------      F-3

                Consolidated Statements of Changes in Stockholders' Equity for
                     the year ended December 31, 1996, for the periods January 1,
                     1997 to July 3, 1997 (Predecessor) and July 4, 1997 to
                     December 31, 1997 and for the year ended December 31,
                     1998 (Successor).-----------------------------------------------------------      F-4

                Consolidated Statements of Cash Flows for the year ended
                     December 31, 1996, for the periods January 1, 1997 to
                     July 3, 1997 (Predecessor) and July 4, 1997 to December 31,
                     1997, and for the year ended December 31, 1998 (Successor).-----------------      F-5

             Notes to Consolidated Financial Statements.----------------------------------------- F-6-F-17

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS. The following table sets forth certain information regarding the directors of the Company as of December 31, 1998:

NAME                                             AGE       POSITION
----                                             ---       --------
Eberhard Schoneburg.............................  42       President, Chief Executive Officer and
                                                             Chairman of the Board
Bruno Gabriel...................................  52       Director
Elmar Wohlgensinger.............................  59       Director
Hartmut Bergmann................................  48       Director

Eberhard Schoneburg has been President and a member of the Board of Directors of the Company since November 1994. He was Chief Executive Officer from November 1994 to May 1996 and from October 1997 to the present. Mr. Schoneburg has been the Chairman of the Board of Directors of the Company since the founding of the Company. The Company was founded in November 1994 as Neurotec International Corp., a wholly owned subsidiary of Neurotec GmbH, a German multimedia and Internet solutions company owned by Mr. Schoneburg and two corporate investors: a major

German retailer and an industrial conglomerate. Neurotec GmbH was part of the Neurotec Group, a group of high tech companies founded in Germany by Mr. Schoneburg in 1993. In 1997 he sold all of his shares in Neurotec GmbH to the remaining stockholders and contemporaneously purchased 100% of the shares of the Company from Neurotec GmbH. From 1989 to 1994 Mr. Schoneburg was a professor for industrial applications of artificial intelligence at Fachhochschule Furtwangen, Germany. From 1988 to 1993, he was the Chairman of the BIT Group, a group of five German high tech companies which he founded in 1988.

Mr. Schoneburg was awarded the First Prize of the Berlin Innovation Award in 1990 for the development of the First European Neural Compiler and again in 1992 for the development of an expert system for detecting chemical hazards for Procter and Gamble. He has published five course books on a wide variety of topics such as computer viruses, neural networks, evolution strategies and genetic programming and over 60 research papers on related topics. He is also a member of the jury of the Golden Award of Montreux.

Bruno Gabriel joined the Company's Board of Directors in September 1998. Since 1989, Mr. Gabriel has been a management consultant to several European companies. From 1984 to 1989, he was the Chief Executive Officer and President of the ALSO Group, a European distributor of personal computers and computer equipment which he founded in 1984. From 1978 to 1984, Mr. Gabriel was the Chief Executive Officer of ADV/ORGA Switzerland, a software and consulting company. From 1976 until 1978, he was manager for new media at Tagesanzeiger Zurich, a Swiss newspaper company. Mr. Gabriel began his career in 1971 as a manager for software development at Telekurs AG, a Swiss telecommunications company.

Elmar Wohlgensinger joined the Company's Board of Directors in September 1998. He has worked for the IHA Institute, a Swiss market research company, since 1961 where he has been a member of the board since 1970 and President since 1980. Mr. Wohlgensinger is a Vice President of ATAG Holding, an accounting firm, and has been a member of ATAG Ernst & Young management, an accounting firm, since 1991. Mr. Wohlgensinger also serves on the boards of German GFK, EKN Bank Nidwalden, Schweizerische Gesellschaft Fuer Marketing and the Chamber of Commerce of Central Switzerland.

Hartmut Bergmann joined the Board of Directors in December 1998, upon completion of the Company's IPO, pursuant to an agreement between the Company and the underwriters New York Broker, Inc. and New York Broker Deutschland AG. Mr. Bergmann has been Chairman of the Management Board of New York Broker Deutschland AG since 1990. From 1976 until he joined New York Broker Deutschland AG, he was with Hornblower Fischer AG, a regional German brokerage firm where he was a Member of the Management Board from 1976 through 1989. Previously he was a financial consultant with Merrill Lynch in Germany.

EXECUTIVE OFFICERS. The following table sets forth certain information regarding the executive officers of the Company as of December 31, 1998:

NAME                                             AGE       POSITION
----                                             ---       --------
Eberhard Schoneburg.............................  42       President, Chief Executive Officer and
                                                             Chairman of the Board
Robert Pantano..................................  38       Chief Financial Officer
Klaus Kater.....................................  31       Chief Technology Officer

Robert Pantano, the Company's Chief Financial Officer, joined the Company in April 1995 as an accountant, was appointed Controller and Director of Human Resources in 1996 and was promoted to his present position in September 1997. From 1993 until joining the Company, Mr. Pantano worked as the Controller and General Manager of Intertech International Corp., an international engineering firm. From 1990 to 1993, he was a Principal with Global Vision International, an international export trade consulting firm specializing in central and eastern Europe. Mr. Pantano holds a B.A. in accounting from Bentley College.

Klaus Kater joined the Company as Chief Technology Officer in May 1998. From December 1997 through April 1998, Mr. Kater provided consulting services to the Company. Prior to that time, from June 1997 to December 1997, he was Managing Director for the mediaCenter Research Institute GmbH, a German multimedia research center and a subsidiary of Neurotec GmbH. From March 1996 to July 1997, Mr. Kater worked as a freelance consultant, coordinating the activities of the Wirtschaftsforderungsgesellschaft Business Development Institute in the context of multimedia initiatives, and concurrently from 1993 to 1996, he worked for Neurotec GmbH, where he served as project manager for chemical expert systems. From 1992 to 1993, Mr. Kater was a project manager at Expert Informatik GmbH, where he managed a team that developed an expert system for Procter & Gamble. From 1990 to 1992, he ran his own company Kater & Stirm Softwareentwicklung GbR which produced and sold software for the hotel management market. Mr. Kater holds a degree in computer science and artificial intelligence from Fachhochschule of Furtwangen in Germany.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. The Company's executive officers and directors are required under Section 16(a) of the Exchange Act to file reports of ownership of Company securities and changes in ownership with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company and written representations that no other reports were required, the Company believes that during 1998 the executive officers and directors of the Company complied with all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION. The following tables set forth certain information with respect to compensation paid or accrued for services rendered to the Company in all capacities for the fiscal year ended December 31, 1998 by its Chief Executive Officers and the one other most highly compensated executive officer of the Company whose salary and bonus exceeded $100,000 (the "Named Executive Officers"). No other executive officer of the Company earned greater than $100,000 in the fiscal year ended December 31, 1998.

                           SUMMARY COMPENSATION TABLE

                                                      ANNUAL COMPENSATION             LONG TERM COMPENSATION
                                              ------------------------------------    ----------------------
                                                                     OTHER ANNUAL           SECURITIES
NAME AND PRINCIPAL POSITION(1)      YEAR           SALARY($)         COMPENSATION       UNDERLYING OPTIONS
-----------------------------      ------        -----------        --------------    ----------------------
Eberhard Schoneburg                 1998         $   240,414        $         0                   0
   President and Chief              1997              54,254             22,500(3)                0
   Executive Officer(2)......       1996             200,439                  0                   0

Robert Pantano                      1998         $   100,080        $         0              41,442
   Chief Financial Officer...       1997              70,079                  0                   0
                                    1996              56,253                  0                   0

(1) Klaus Kater became the Company's Chief Technology Officer in September 1997, but did not have a total compensation which exceeded $100,000 in the fiscal years ended December 31, 1997 and 1998. However, pursuant to an Employment Agreement dated as of May 1, 1998, Mr. Kater currently has an annual base salary of $100,000.
(2) Mr. Schoneburg assumed the position of Chief Executive Officer in October 1997.
(3) Consists of rent paid by the Company for an apartment occupied by Mr. Schoneburg.

OPTION GRANTS. The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 1998 by the Company to the Named Executive Officers.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                     INDIVIDUAL GRANT
                               ---------------------------------------------------------     POTENTIAL REALIZABLE VALUE
                                 NUMBER OF        PERCENT OF                                 AT ASSUMED ANNUAL RATES OF
                                SECURITIES      TOTAL OPTIONS    EXERCISE                    STOCK PRICE APPRECIATION FOR
                                UNDERLYING        GRANTED TO      OR BASE                            OPTION TERM
                                  OPTIONS        EMPLOYEES IN      PRICE       EXPIRATION    --------------------------
NAME AND PRINCIPAL POSITION     GRANTED (#)   FISCAL YEAR (%)    ($/SHARE)        DATE          5% ($)        10% ($)
---------------------------    -----------    ---------------    ---------     ----------    ------------   -----------
Eberhard Schoneburg..........         --             --             --             --                  --            --
Robert Pantano...............     16,442            2.1%         $ 3.66          5/1/00       $  6,168.00   $ 12,637.00
                                  25,000            3.2%           6.50         10/1/00         16,656.00     34,125.00

OPTION EXERCISES. The Named Executive Officers did not exercise any options during the fiscal year ended December 31, 1998.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                                                                NUMBER OF SECURITIES
                                                               UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                                                     OPTIONS AT                 IN-THE-MONEY OPTIONS
                                  SHARES                         FISCAL YEAR-END (#)           AT FISCAL YEAR-END ($)
                                ACQUIRED ON       VALUE      ---------------------------    -----------------------------
NAME AND PRINCIPAL POSITION    EXERCISE (#)   REALIZED ($)   EXERCISABLE   UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
---------------------------    ------------   ------------   -----------   -------------    -----------     -------------
Eberhard Schoneburg..........        0             0                0            0                   0            0
Robert Pantano...............        0             0           41,442            0             347,150            0

DIRECTOR COMPENSATION. Directors who are not employees of the Company receive $3,000 for each meeting of the board of directors attended and reimbursed for reasonable out-of-pocket expenses incurred in attending such meetings. Non-employee directors are also eligible for participation in the Company's 1998 Equity Incentive Plan, and the Company may, in the future grant non-qualified stock options to non-employee directors as an incentive to join or remain on the Board of Directors.

EMPLOYMENT AGREEMENTS. Under an Executive Employment Agreement dated July 1, 1998, and amended and restated as of September 1, 1998, the Company has agreed to employ Eberhard Schoneburg as President, Chief Executive Officer and Chairman of the Board of Directors for a period of three years at an initial annual base salary of $240,000 plus an incentive bonus equal to 3% of the Company's income from operations. The Agreement also provides that the annual base salary will increase as determined by the Board but at not less than 10% per year. If Mr. Schoneburg is terminated without cause (including a failure to renew the agreement) or if he terminates his employment for "good reason" (as defined in the agreement), he will be entitled to receive a lump sum payment of one to three times (depending upon whether such termination occurs before or after a change of control of the Company) the sum of (i) his base salary plus (ii) the greater of the average of his two most recent annual bonuses or his annual bonus payable in the year of termination. The agreement also contains a non-compete and non-solicitation provision which covers the longer of the term of his employment or any time period during which he serves as a director of the Company, plus a period of one year thereafter.

Pursuant to an Employment Agreement dated May 1, 1998, the Company has agreed to employ Robert Pantano as Chief Financial Officer and Klaus Kater as Chief Technology Officer (each an "Officer" and collectively, the "Officers") for at least eighteen months at initial annual base salaries of $100,000. The agreements also provides that the Officers are entitled to participate in any bonus and incentive programs that may be in effect for employees of the Company and that the Officers' base salaries will be reviewed at least annually by the Company's Chief Executive Officer and may be adjusted upward at such time at the sole discretion of the Chief Executive Officer. On May 1, 1999, the Officers will each be entitled to receive stock options with a fair market value of $25,000. If either Officer is terminated by the Company without "cause" (as defined in the agreement) or if he terminates his employment for "good reason" (as defined in the agreement) he is entitled to severance pay, at the rate in effect on the termination date, for a period of six months. The agreements also contain non-compete and non-solicitation provisions which cover the term of the Officers' employment plus any additional time during which the Officer is receiving any severance benefits from the Company, as well as confidentiality and assignment of invention and intellectual property provisions.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. Messrs. Wohlgeninger and Bergmann, both non-employee directors, constitute the Company's Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 19, 1999 by (i) each person known by the Company to own beneficially 5% or more of the Common Stock; (ii) each Named Executive Officer; (iii) each director of the Company and (iv) all current directors and executive officers of the Company as a group:

                                                                                              SHARES OF COMMON STOCK
                                                                                              BENEFICIALLY OWNED (1)
                                                                                         --------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER (2)                                                     SHARES          PERCENT (3)
----------------------------------------                                                 ------------       -------------
Eberhard Schoneburg..................................................................      5,567,377              59.8%
Robert Pantano (4)...................................................................         41,442               *
Klaus Kater (4)......................................................................         41,442               *
Bruno Gabriel (5)....................................................................        774,426               8.3%
Elmar Wohlgensinger (6)..............................................................        243,934               2.6%
Hartmut Bergmann ....................................................................              0               *
All current directors and executive officers as a group (6 persons) (7)..............      6,668,621              71.6%

*     Less than 1%

(1) Shares of Common Stock that an individual or group has the right to acquire within 60 days of March 19, 1999, pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, the Company believes that the beneficial owners named in this table have sole voting and investment power with respect to all shares of Common Stock shown to be beneficially owned by them based on information provided to the Company by such beneficial owners.

(2) The address of all persons who are executive officers or directors of the Company is: c/o Artificial Life, Inc., Four Copley Place, Suite 102, Boston, Massachusetts, 02116.

(3) Percentage of ownership is based on 9,310,574 shares of Common Stock outstanding as of March 19, 1999.

(4) Consists solely of shares subject to stock options which are currently exercisable.

(5) Includes 184,426 shares subject to stock options which are currently exercisable.

(6) Includes 163,934 shares subject to stock options which are currently exercisable.

(7) Includes 431,244 shares subject to stock options which are currently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company was founded in November 1994 as Neurotec International Corp., a wholly-owned subsidiary of Neurotec GmbH, a German multimedia and Internet solutions company owned by Eberhard Schoneburg, Artificial Life's President, Chief Executive Officer and Chairman, and two corporate investors: a major German retailer and an industrial conglomerate. In July 1997, Mr. Schoneburg sold all of his shares of Neurotec GmbH to the remaining two stockholders for approximately $1,027,000 and contemporaneously purchased 100% of the shares of the Company (Neurotec International Corp.) from Neurotec GmbH for approximately $500,000. See "Note 1 of Notes to Financial Statements."

         On June 29, 1998, Mr. Schoneburg loaned the company $500,000 at an annual interest rate of 10%. The full amount of the loan, including principal and all accumulated interest thereon, is due and payable on January 1, 2000.

         Prior to the date of the Management Buyout, Mr. Schoneburg received fixed compensation payments of $5,000 each month with additional compensation, if any, determined by the former parent based on the level of activities dedicated by Mr. Schoneburg to the Company versus other subsidiaries of the former parent.

         Beginning January 1, 1998, Mr. Schoneburg's salary was deferred. During the time that his salary was deferred, the Company made net advances to Mr. Schoneburg of approximately $273,000 for living and personal expenses. On September 25, 1998 the Company paid Mr. Schoneburg a total of $175,385 representing 38 weeks of deferred salary. Mr. Schoneburg used the after tax proceeds of this payment to repay a portion of the advances made to him during the deferral period.

         Prior to the time that they became directors of the Company in September 1998, Bruno Gabriel and Elmar Wohlgensinger provided consulting services to the Company. During that time, Messrs. Gabriel and Wohlgensinger advised the Company on strategic and logistical issues regarding the establishment of business opportunities outside the United States. In consideration for such services, in 1998, Mr. Gabriel was paid or had accrued an aggregate of $173,537 by the Company and on June 30, 1998, Messrs. Gabriel and Wohlgensinger were granted options to purchase 184,426 and 163,934 shares of Common Stock, respectively. These options are exercisable immediately for a period of one year at an exercise price of $3.66 per share.

         In September 1998, the Company raised gross proceeds of $4,120,000 by completing a private placement of 824,000 shares of Common Stock with 23 investors at a price of $5.00 per share. Mr. Wohlgensinger purchased 80,000 shares of the Common Stock in this private placement offering for an aggregate purchase price of $400,000.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

a.       Documents filed as part of this Report:

         1.       Financial Statements

                  See "Index to Financial Statements" at Item 8 to this Annual Report on Form 10-K.

         2.       Financial Statement Schedules

b.       Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of 1998.

c.       Exhibits

         The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

EXHIBIT NO.       DESCRIPTION
-----------       -----------
*3.1              Amended and Restated Certificate of Incorporation of the
                  Company. Filed as Exhibit 3.1 to the Company's Registration
                  Statement on Form S-1 (File No. 333-64619) and incorporated herein by reference.

*3.2              Restated Bylaws of the Company. Filed as Exhibit 3.2 to the
                  Company's Registration Statement on Form S-1 (File No.
                  333-64619) and incorporated herein by reference.

*4.1 Specimen Common Stock Certificate for share of Common Stock of the Company. Filed as Exhibit 4.1 to the Company's
                  Registration Statement on Form S-1 (File No. 333-64619) and incorporated herein by reference.

*4.2 Form of Representatives' Warrant issued by the Company to underwriters New York Broker, Inc. and New York Broker
                  Deutschland AG. upon consummation of the Company's IPO. Filed as Exhibit 4.2 to the Company's Registration Statement on Form
                  S-1 (File No. 333-64619) and incorporated herein by reference.

*10.1             Form of the Company's Employee Confidentiality and Inventions
                  Agreement. Filed as Exhibit 10.1 to the Company's Registration
                  Statement on Form S-1 (File No. 333-64619) and incorporated herein by reference.

*10.2             Form of Company's Advisory Board Confidentiality and
                  Inventions Agreement. Filed as Exhibit 10.2 to the Company's
                  Registration Statement on Form S-1 (File No. 333-64619) and incorporated herein by reference.

*10.3 Amended and Restated Executive Employment Agreement between the Company and Eberhard Schoneburg, dated as of September 1, 1998. Filed as Exhibit 10.3.1 to the Company's Registration
                  Statement on Form S-1 (File No. 333-64619) and incorporated herein by reference.

*10.4 Employment Agreement between the Company and Robert Pantano, dated as of May 1, 1998. Filed as Exhibit 10.4 to the Company's Registration Statement on Form S-1 (File No.
                  333-64619) and incorporated herein by reference.

EXHIBIT NO.       DESCRIPTION
-----------       -----------
*10.5             Employment Agreement between the Company and Klaus Kater,
                  dated as of May 1, 1998. Filed as Exhibit 10.5 to the
                  Company's Registration Statement on Form S-1 (File No.
                  333-64619) and incorporated herein by reference.

*10.6 Lease Agreement, dated February 6, 1995, between the Company and Copley Place Associates Nominee Corporation. Filed as
                  Exhibit 10.6 to the Company's Registration Statement on Form
                  S-1 (File No. 333-64619) and incorporated herein by reference.

*10.7             Lease Amendment No. 1, dated July 27, 1995, between the
                  Company and Copley Place Associates Nominee Corporation. Filed as Exhibit 10.7 to the Company's Registration Statement on
                  Form S-1 (File No. 333-64619) and incorporated herein by reference.

*10.8             Lease Amendment No. 2, dated February 27, 1997, between the
                  Company and Copley Place Associates Nominee Corporation. Filed as Exhibit 10.8 to the Company's Registration Statement on
                  Form S-1 (File No. 333-64619) and incorporated herein by reference.

*10.9             Consortium Agreement, dated October 10, 1995, between the
                  Company and Massachusetts Institute of Technology. Filed as
                  Exhibit 10.9 to the Company's Registration Statement on Form
                  S-1 (File No. 333-64619) and incorporated herein by reference.

*10.10            1998 Equity Incentive Plan. Filed as Exhibit 10.10 to the
                  Company's Registration Statement on Form S-1 (File No.
                  333-64619) and incorporated herein by reference.

*10.11            Form of Subscription Agreement, dated June 1998, between the
                  Company, Eberhard Schoneburg and the purchaser of 1,000,000 shares of Common Stock and the purchasers of an aggregate of 130,000 shares of Non-Voting Common Stock. Filed as Exhibit
                  10.11 to the Company's Registration Statement on Form S-1
                  (File No. 333-64619) and incorporated herein by reference.

*10.12 Form of Subscription Agreement dated September 23, 1998 between the Company and the purchasers of 824,000 shares of Common Stock. Filed as Exhibit 10.12 to the Company's
                  Registration Statement on Form S-1 (File No. 333-64619) and incorporated herein by reference.

*10.13            Form of Amendment and Confidential Offering Supplement, dated
                  September 23, 1998. Filed as Exhibit 10.13 to the Company's
                  Registration Statement on Form S-1 (File No. 333-64619) and incorporated herein by reference.

27.1              Financial Data Schedule

99.1              Important Factors Regarding Forward-Looking Statements

*Previously filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 31 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts, on March 29, 1999.

                                    ARTIFICIAL LIFE, INC.


                                    By:  /s/ Eberhard Schoneburg
                                         ---------------------------------------
                                         Eberhard Schoneburg
                                         President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

            SIGNATURE                                      TITLE                                  DATE
            ---------                                      -----                                  ----
/s/ Eberhard Schoneburg                       President, Chief Executive Officer and
---------------------------                   Director (Principal executive officer)          March 29, 1999
Eberhard Schoneburg

/s/ Robert Pantano                            Chief Financial Officer (Principal
---------------------------                   financial and accounting officer)               March 29, 1999
Robert Pantano

/s/ Bruno Gabriel
---------------------------
Bruno Gabriel                                 Director                                        March 29, 1999

/s/ Elmar Wohlgensinger
---------------------------
Elmar Wohlgensinger                           Director                                        March 29, 1999


---------------------------
Hartmut Bergmann                              Director

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Artificial Life, Inc.
Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of Artificial Life, Inc. (formerly Neurotec International Corp.) as of July 3, 1997 (Predecessor) and December 31, 1997 and 1998 (Successor), and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1996, the periods ended July 3, 1997 (Predecessor) and December 31, 1997 and the year ended December 31, 1998 (Successor). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Artificial Life, Inc. as of July 3, 1997 and December 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for the year ended December 31, 1996, for the periods ended July 3, 1997 and December 31, 1997, and the year ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                            Wolf & Company, P.C.

Boston, Massachusetts
March 14, 1999

                              ARTIFICIAL LIFE, INC.
                     (FORMERLY NEUROTEC INTERNATIONAL CORP.)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                |              SUCCESSOR
                                                                  PREDECESSOR   |   ---------------------------------
                                                                --------------  |              DECEMBER 31,
                                                                    JULY 3,     |   ---------------------------------
                                                                     1997       |       1997               1998
                                                                --------------  |   -------------    ----------------
                                                                                |
Current assets:                                                                 |
    Cash and cash equivalents                                   $       37,936  |   $      22,382    $     11,687,829
    Accounts receivable, trade                                         206,673  |         273,187                   -
    Due from officer/stockholder                                         3,802  |               -             122,728
    Due from former parent and affiliates                              191,377  |         243,499                   -
    Notes receivable affiliate                                               -  |               -              40,000
    Refundable income taxes                                             13,333  |           6,336                   -
    Prepaid expenses and other current assets                           63,403  |          59,442              99,958
                                                                --------------  |   -------------    ----------------
                    Total current assets                               516,524  |         604,846          11,950,515
                                                                --------------  |   -------------    ----------------
                                                                                |
Property and equipment:                                                         |
    Furniture and fixtures                                             176,128  |          80,276             145,281
    Computer equipment                                                 272,458  |         178,975             545,680
    Leasehold improvements                                             159,334  |          33,406              45,544
    Office equipment                                                    58,785  |          27,443              57,620
                                                                --------------  |   -------------    ----------------
                                                                       666,705  |         320,100             794,125
    Less accumulated depreciation and amortization                     257,316  |          45,066             160,274
                                                                --------------  |   -------------    ----------------
                                                                       409,389  |         275,034             633,851
                                                                --------------  |   -------------    ----------------
Other assets:                                                                   |
    Net deferred tax asset                                              51,591  |               -                   -
    Capitalized software development costs                                   -  |               -             215,169
    Deposits and other assets                                           45,529  |          94,392              85,185
                                                                --------------  |   -------------    ----------------
                                                                        97,120  |          94,392             300,354
                                                                --------------  |   -------------    ----------------
                                                                                |
                                                                $    1,023,033  |   $     974,272    $     12,884,720
                                                                ==============  |   =============    ================

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:                                                            |
    Note payable to former parent                               $       68,844  |   $          -     $              -
    Accounts payable                                                   209,459  |         195,159             444,367
    Due to officer/stockholder                                               -  |          27,015                   -
    Deferred revenue                                                         -  |         116,667                   -
    Accrued expenses                                                    97,367  |          95,252             171,267
    Net deferred tax liability                                           9,279  |               -                   -
                                                                --------------  |   -------------    ----------------
                     Total current liabilities                         384,949  |         434,093             615,634
                                                                --------------  |   -------------    ----------------
Note payable - officer/stockholder                                           -  |               -             500,000
                                                                --------------  |   -------------    ----------------
Commitments and contingencies                                                   |
                                                                                |
Stockholders' equity:                                                           |
    Preferred stock, $.01 par value; 5,000,000 shares                           |
        authorized, no shares issued and outstanding                         -  |               -                   -
    Common stock, $.01 par value; 30,000,000 shares                             |
        authorized, 6,967,213 shares issued and outstanding                     |
        in 1997 and 9,270,574 issued and outstanding in 1998            69,672  |          69,672              92,706
    Additional paid-in capital                                         430,328  |         426,567          13,929,618
    Notes receivable from stockholders                                       -  |               -             (79,423)
    Retained earnings (deficit)                                        138,084  |          43,940          (2,147,266)
    Accumulated other comprehensive loss                                     -  |               -             (26,549)
                                                                --------------  |   -------------    ----------------
                    Total stockholders' equity                         638,084  |         540,179          11,769,086
                                                                --------------  |   -------------    ----------------
                                                                                |
                                                                $    1,023,033  |   $     974,272    $     12,884,720
                                                                ==============  |   =============    ================

          See accompanying notes to consolidated financial statements.

                              ARTIFICIAL LIFE, INC.
                     (FORMERLY NEUROTEC INTERNATIONAL CORP.)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                PREDECESSOR              |               SUCCESSOR
                                                     ----------------------------------  |   ----------------------------------
                                                                           PERIOD FROM   |    PERIOD FROM
                                                        YEAR ENDED        JANUARY 1 TO   |     JULY 4 TO          YEAR ENDED
                                                       DECEMBER 31,          JULY 3,     |    DECEMBER 31,        DECEMBER 31,
                                                           1996               1997       |        1997               1998
                                                     ---------------     --------------  |   --------------     ---------------
                                                                                         |
Revenues:                                                                                |
    Former Parent and Affiliates:                                                        |
        Application services                         $     2,757,253     $      666,229  |   $      197,948     $             -
                                                     ---------------     --------------  |   --------------     ---------------
    Trade:                                                                               |
        Software license agreements                                -            116,667  |          116,667             116,667
        Application services                                  32,625            260,518  |          222,393             332,713
        Software products                                          -                  -  |                -               1,388
                                                     ---------------     --------------  |   --------------     ---------------
                                                              32,625            377,185  |          339,060             450,768
                                                     ---------------     --------------  |   --------------     ---------------
                  Total revenues                           2,789,878          1,043,414  |          537,008             450,768
                                                     ---------------     --------------  |   --------------     ---------------
                                                                                         |
Operating expenses:                                                                      |
    Selling, general and administrative                    1,101,109            633,825  |          415,072           1,430,109
    Engineering - former parent                               49,349             39,168  |                -                   -
    Engineering - other                                      606,737            268,030  |          205,069             590,192
    Research and development                                       -                  -  |                -             446,317
    Depreciation and amortization                            137,300             84,368  |           45,066             110,097
                                                     ---------------     --------------  |   --------------     ---------------
                  Total operating expenses                 1,894,495          1,025,391  |          665,207           2,576,715
                                                     ---------------     --------------  |   --------------     ---------------
                  Income (loss) from operations              895,383             18,023  |         (128,199)         (2,125,947)
Other income (expenses):                                                                 |
    Cancellation fee income                                        -                  -  |          189,938                   -
    Foreign exchange gain (loss)                              10,319              3,579  |           (9,285)               (985)
    Writedown of equity investment                                 -                  -  |                -             (49,637)
    Interest income                                                -                  -  |                -              18,620
    Interest expense                                         (24,996)            (3,399) |           (1,848)            (33,257)
                                                     ---------------     --------------  |   --------------     ---------------
Income (loss) before provision                                                           |
    for income taxes                                         880,706             18,203  |           50,606          (2,191,206)
                                                                                         |
Provision for income taxes                                   337,362              5,534  |            6,666                   -
                                                     ---------------     --------------  |   --------------     ---------------
Net income (loss)                                    $       543,344     $       12,669  |   $       43,940     $    (2,191,206)
                                                     ===============     ==============  |   ==============     ===============
Basic and diluted net income (loss) per share        $          0.08     $            -  |   $         0.01     $         (0.30)
                                                                                         |
Weighted average shares outstanding                                                      |
    used in per share calculation                          6,967,213          6,967,213  |        6,967,213           7,289,385

          See accompanying notes to consolidated financial statements.

                              ARTIFICIAL LIFE, INC.
                     (FORMERLY NEUROTEC INTERNATIONAL CORP.)

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                          COMPREHENSIVE        PREFERRED STOCK                COMMON STOCK            ADDITIONAL
                                             INCOME        -------------------------   --------------------------       PAID-IN
                                             (LOSS)        SHARES         AMOUNT         SHARES         AMOUNT          CAPITAL
                                          -------------    --------     -----------    -----------    -----------    -------------
Predecessor

Balance at December 31, 1995                                      -     $         -      6,967,213    $    69,672    $     430,328

Net income                                $     543,344           -               -              -              -                -
                                          =============    --------     -----------    -----------    -----------    -------------
Balance at December 31, 1996                                      -               -      6,967,213         69,672          430,328

Net income                                $      12,669           -               -              -              -                -
                                          =============    --------     -----------    -----------    -----------    -------------
Balance at July 3, 1997                                           -               -      6,967,213         69,672          430,328

Successor

Fair value adjustments related to the
    Management Buyout and change
    in control                                                    -               -              -              -           (3,761)

Net income                                $      43,940           -               -              -              -                -
                                          =============    --------     -----------    -----------    -----------    -------------

Balance at December 31, 1997                                      -               -      6,967,213         69,672          426,567

Issuance of common stock                                          -               -      2,303,361         23,034       13,503,051

Comprehensive income:
    Net loss                              $  (2,191,206)          -               -              -              -                -

    Foreign currency translation
        adjustment                              (26,549)          -               -              -              -                -
                                          -------------

            Total comprehensive loss      $  (2,217,755)
                                          =============    --------     -----------    -----------    -----------    -------------

Balance at December 31, 1998                                      -     $         -      9,270,574    $    92,706    $  13,929,618
                                                           ========     ===========    ===========    ===========    =============

                                                                       ACCUMULATED
                                                        RETAINED          OTHER            TOTAL
                                          NOTES         EARNINGS      COMPREHENSIVE    STOCKHOLDERS'
                                        RECEIVABLE     (DEFICIT)          LOSS            EQUITY
                                        ---------     ------------    -------------    -------------
Predecessor

Balance at December 31, 1995            $       -     $   (417,929)   $           -    $      82,071

Net income                                      -          543,344                -          543,344
                                        ---------     ------------    -------------    -------------
Balance at December 31, 1996                    -          125,415                -          625,415

Net income                                      -           12,669                -           12,669
                                        ---------     ------------    -------------    -------------
Balance at July 3, 1997                         -          138,084                -          638,084

Successor

Fair value adjustments related to the
    Management Buyout and change
    in control                                  -         (138,084)               -         (141,845)

Net income                                      -           43,940                -           43,940
                                        ---------     ------------    -------------    -------------

Balance at December 31, 1997                    -           43,940                -          540,179

Issuance of common stock                  (79,423)               -                -       13,446,662

Comprehensive income:
    Net loss                                    -       (2,191,206)               -       (2,191,206)

    Foreign currency translation
        adjustment                              -                -          (26,549)         (26,549)


            Total comprehensive loss
                                        ---------     ------------    -------------    -------------

Balance at December 31, 1998            $ (79,423)    $ (2,147,266)   $     (26,549)   $  11,769,086
                                        =========     ============    =============    =============

          See accompanying notes to consolidated financial statements.

                            ARTIFICIAL LIFE, INC.
                   (FORMERLY NEUROTEC INTERNATIONAL CORP.)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     PREDECESSOR
                                                                         ------------------------------------
                                                                                               PERIOD FROM
                                                                            YEAR ENDED          JANUARY 1
                                                                           DECEMBER 31,         TO JULY 3,
                                                                               1996                1997
                                                                         ----------------    ----------------
Cash flows from operating activities:
   Net income (loss)                                                     $        543,344    $         12,669
   Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
       Depreciation and amortization                                              137,300              84,368
       Unrealized foreign exchange gain                                            (5,790)             (9,078)
       Deferred income taxes                                                      214,560                   -
       Writedown of equity investment                                                   -                   -
       (Increase) decrease in deposits and other assets                            (5,345)             (1,800)
       (Increase) decrease in due from former parent and affiliates              (223,234)             60,125
       (Increase) decrease in accounts receivable, trade                                -            (206,673)
       Decrease in refundable income taxes                                         11,390               5,535
       (Increase) decrease in prepaid expenses and other current assets              (763)            (30,262)
       Increase (decrease) in accounts payable and accrued expenses              (421,910)            134,111
       Increase (decrease) in deferred revenue                                          -                   -
       Increase (decrease) in due to/from officer/stockholder                           -              (3,802)
                                                                         ----------------    ----------------
          Net cash provided (used) by operating activities                        249,552              45,193
                                                                         ----------------    ----------------
Cash flows from investing activities:
    Purchases of property and equipment                                          (242,476)            (37,396)
    Purchase of equity investment                                                       -                   -
    Expenditures for capitalized software development costs                             -                   -
    Increase in notes receivable affiliate                                              -                   -
                                                                         ----------------    ----------------
          Net cash used by investing activities                                  (242,476)            (37,396)
                                                                         ----------------    ----------------
Cash flows from financing activities:
     Repayment of note payable to former parent                                         -                   -
     Proceeds from note payable - officer/stockholder                                   -                   -
     Proceeds from issuance of common stock                                             -                   -
                                                                         ----------------    ----------------
         Net cash provided (used) by financing activity                                 -                   -
                                                                         ----------------    ----------------
Effect of exchange rate changes on cash                                                 -                   -
                                                                         ----------------    ----------------
Net increase (decrease) in cash and cash equivalents                                7,076               7,797

Cash and cash equivalents at beginning of period                                   23,063              30,139
                                                                         ----------------    ----------------
Cash and cash equivalents at end of period                               $         30,139    $         37,936
                                                                         ================    ================
Supplemental disclosure of cash flow information:
   Income taxes paid                                                     $        131,440    $              -
   Interest paid                                                                   24,996               3,399

                                                                                      SUCCESSOR
                                                                        -------------------------------------
                                                                          PERIOD FROM
                                                                           JULY 4 TO            YEAR ENDED
                                                                          DECEMBER 31,         DECEMBER 31,
                                                                              1997                 1998
                                                                        ----------------     ----------------
Cash flows from operating activities:
   Net income (loss)                                                    $         43,940     $     (2,191,206)
   Adjustments to reconcile net income (loss) to net cash
     provided (used) by operating activities:
       Depreciation and amortization                                              45,066              110,097
       Unrealized foreign exchange gain                                                -                    -
       Deferred income taxes                                                           -                    -
       Writedown of equity investment                                                  -               49,637
       (Increase) decrease in deposits and other assets                          (53,571)              58,158
       (Increase) decrease in due from former parent and affiliates              (52,122)             243,499
       (Increase) decrease in accounts receivable, trade                         (66,514)             273,187
       Decrease in refundable income taxes                                         6,997                6,336
       (Increase) decrease in prepaid expenses and other current assets            3,961              (40,516)
       Increase (decrease) in accounts payable and accrued expenses              (16,415)             325,538
       Increase (decrease) in deferred revenue                                   116,667             (116,667)
       Increase (decrease) in due to/from officer/stockholder                     30,817             (149,740)
                                                                        ----------------     ----------------
          Net cash provided (used) by operating activities                        58,826           (1,431,677)
                                                                        ----------------     ----------------
Cash flows from investing activities:
    Purchases of property and equipment                                           (5,536)            (474,025)
    Purchase of equity investment                                                      -              (99,274)
    Expenditures for capitalized software development costs                            -             (210,058)
    Increase in notes receivable affiliate                                             -              (40,000)
                                                                        ----------------     ----------------
          Net cash used by investing activities                                   (5,536)            (823,357)
                                                                        ----------------     ----------------
Cash flows from financing activities:
     Repayment of note payable to former parent                                  (68,844)                   -
     Proceeds from note payable - officer/stockholder                                  -              500,000
     Proceeds from issuance of common stock                                            -           13,446,662
                                                                        ----------------     ----------------
         Net cash provided (used) by financing activity                          (68,844)          13,946,662
                                                                        ----------------     ----------------
Effect of exchange rate changes on cash                                                -              (26,181)
                                                                        ----------------     ----------------
Net increase (decrease) in cash and cash equivalents                             (15,554)          11,665,447

Cash and cash equivalents at beginning of period                                  37,936               22,382
                                                                        ----------------     ----------------
Cash and cash equivalents at end of period                              $         22,382     $     11,687,829
                                                                        ================     ================
Supplemental disclosure of cash flow information:
   Income taxes paid                                                    $              -     $          2,000
   Interest paid                                                                   1,848                8,257

          See accompanying notes to consolidated financial statements.

                              ARTIFICIAL LIFE, INC.
                     (FORMERLY NEUROTEC INTERNATIONAL CORP.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    YEAR ENDED DECEMBER 31, 1996, THE PERIODS JANUARY 1, 1997 TO JULY 3, 1997 AND JULY 4, 1997 TO DECEMBER 31, 1997 AND THE YEAR ENDED DECEMBER 31, 1998

1.       ORGANIZATION, RISKS AND UNCERTAINTIES

         NATURE OF OPERATIONS AND BASIS OF PRESENTATION

         Artificial Life, Inc. ("Artificial Life" or the "Company") develops, markets and supports "intelligent" software robots ("bots"). The Company's bots, known as "SmartBots," are software programs that the Company designs to automate and simplify time-consuming and complex business-related Internet functions such as Web navigation, direct marketing, user profiling, information gathering, messaging, knowledge management, sales response and call center automation. The Company recently changed its primary business focus from software consulting to the development, marketing and support of it's ALife suite of SmartBot software products. As a consequence of the Company's recent change in its primary business focus, the Company expects that an increasing percentage of its future revenues will be derived from sales and services associated with its software robot products and that revenues from its consulting business will, as a percent of gross revenues, significantly decrease over time.

         In addition, because the Company's emerging online agent-based software products business will require significant infusions of additional capital, results of operations to date are not reflective of the Company's future results of operations. The Company's decision to become a provider of software robot products is predicated on the assumption that the demand for such products will be large enough to permit the Company to operate profitably. There can be no assurance that the Company's assumption will be correct or that the Company will be able to successfully compete as a provider of such products. If the Company's assumption is not accurate, or if the Company is unable to compete as a provider of online agent-based software products, the Company's business, prospects, financial condition and results of operations will be materially adversely affected.

         The Company's management has recently obtained funds to support its operations through a combination of sources including a long-term loan from a stockholder, private placements of Common Stock and an initial public offering.

         In 1996, the Company was a wholly-owned subsidiary of Neurotec Hochtechnologie GmbH, a German corporation. Neurotec Hochtechnologie GmbH has two other wholly-owned subsidiaries other than the Company and conducts operations in Germany. In 1996, approximately 99% of the Company's revenues was derived from the Company's then parent company.

         On July 4, 1997, Eberhard Schoneburg, the Company's President, Chief Executive Officer and Chairman and a minority stockholder of the Company's former parent company, entered into an agreement with the former parent company, to sell his 10% interest in the former parent company for DM 1,800,000, approximately $1,027,000, in cash to the two remaining equal stockholders and contemporaneously purchase all of the outstanding shares of Neurotec International Corp. for DM 850,000, approximately $485,000, in cash (the "Management Buyout").

         The Company was founded in November 1994, by the former parent company with a total capital investment of $500,000 in cash. Net book value of the Company at the date of the Management Buyout, including cumulative earnings since inception of $138,084, amounted to $638,084.

                              ARTIFICIAL LIFE, INC.
                     (FORMERLY NEUROTEC INTERNATIONAL CORP.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         As a result of a change in control of the Company in connection with the Management Buyout, the Company has presented its assets and liabilities subsequent to July 3, 1997 to reflect the purchase price paid for the stock of the Company. This treatment is consistent with "push down" accounting as promulgated by the SEC.

         The results of operations for the Company for 1997 have been separately presented to reflect the results of operations prior to the Management Buyout, as Predecessor operations, and for the period subsequent to the Management Buyout, as Successor operations. In Management's opinion, the purchase price of the Company's stock in the Management Buyout reflected the fair value of the Company at that time.

         The difference between the Company's net book value at July 4,1997 and the purchase price has been recorded as a reduction of the Company's net deferred tax asset and long-term assets, resulting in a new depreciation basis for financial statement purposes for such assets. As of July 4, 1997, the stockholder's equity section reflects cumulative earnings prior to the Management Buyout as paid-in capital. As a result, retained earnings at December 31, 1997 and 1998 reflect the results of operations of the Company only from the date of the Management Buyout.

         The only difference in accounting policies utilized in the presentation of the Successor and Predecessor financial statements is the estimated useful lives utilized in the depreciation of property and equipment, as described in
Note 2.

         In connection with the Management Buyout, the Company agreed not to compete in any manner with the former parent company in Europe through the period ended December 31, 1998. Subsequent to the Management Buyout, the Company changed its name to Artificial Life, Inc.

         During the periods January 1, 1997 to July 3, 1997 and July 4, 1997 to December 31, 1997, approximately 64% and 37%, respectively, of the Company's revenue was derived from various contracts with the Company's former parent company and its affiliates. As a result of the Management Buyout and the Company's changing its primary business focus from software consulting to the development, marketing and sale of its ALife suite of SmartBot software products, the Company is not anticipating any future revenue to be derived from its former parent.

         In October 1998, the Company formed Artificial Life Europe AG ("Artificial Life Europe") as a wholly-owned subsidiary. Artificial Life Europe is located in Luzern, Switzerland and was established as the Company's European headquarters.

         In November 1998, Artificial Life Europe formed Artificial Life Rus Limited ("Artificial Life Rus") as a wholly owned subsidiary. Artificial Life Rus is located in St. Petersburg, Russian Federation and was formed to perform software development.

         CONCENTRATION OF CREDIT RISK

         Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and accounts receivable.

         The Company maintains its cash and cash equivalents in checking, savings and money market accounts. The majority of the Company's cash and cash equivalents were on deposit in one major financial institution in 1997 and three major financial institutions in 1998.

         During the periods January 1, 1997 to July 3, 1997 and July 4, 1997 to December 31, 1997, the Company recognized revenue from one customer amounting to approximately $377,000 and $333,000, respectively, representing 36% and 62%, respectively, of its total revenues. During the year ended December 31, 1998, the substantial majority of the Company's revenue was derived from this same customer. Accounts receivable, trade were due entirely from this customer at July 3, 1997 and December 31, 1997.

                              ARTIFICIAL LIFE, INC.
                     (FORMERLY NEUROTEC INTERNATIONAL CORP.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         MANAGEMENT ESTIMATES

         The process of preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions involve the areas of collection of receivables, contract costs, depreciation and amortization and certain accruals, among others. Actual results could differ from those estimates.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF CONSOLIDATION

         The consolidated financial statements include the accounts of Artificial Life, Inc., Artificial Life Europe, AG and Artificial Life Rus Limited. All significant intercompany balances and transactions have been eliminated.

         All assets and liabilities of Artificial Life Europe which has the Swiss Franc as its functional currency and Artificial Life Rus which has the Russian Rouble as its functional currency, are translated at the year end exchange rate. The operations of Artificial Life Europe and Artificial Life Rus included in the consolidated statement of operations are translated using the weighted average exchange rate during the period. Translation gains and losses are not included in determining net income but are accumulated as a separate component of stockholder's equity. Foreign currency transaction gains and losses are included in determining net income.

         CASH EQUIVALENTS

         Cash equivalents consist of short-term investments with original maturities of three months or less when purchased.

         PROPERTY AND EQUIPMENT

         Property and equipment is stated at cost. Depreciation and amortization of property and equipment is calculated using the straight-line method over the following useful lives.

                                                ESTIMATED USEFUL LIVES
                                     ------------------------------------------
     CLASSIFICATION                  PREDECESSOR                      SUCCESSOR
     --------------                  -----------                      ---------
Furniture and fixtures                 7 years                         5 years

Computer equipment                    3-5 years                        3 years

Leasehold improvements                Lease term                      Lease term

Office equipment                       5 years                         4 years

         Expenditures for maintenance, repairs and minor renewals are charged to expense as incurred. Betterments and major renewals are capitalized.

         COMPUTER SOFTWARE COSTS

         Costs of developing software which are incurred beyond the point of demonstrated technological feasibility are capitalized and, after the product is available for general release to customers, such costs are amortized based on the greater of the charge resulting from the straight-line method over a three-year period or the proportion of current sales to estimated future revenues of the product.

                              ARTIFICIAL LIFE, INC.
                     (FORMERLY NEUROTEC INTERNATIONAL CORP.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         REVENUE RECOGNITION

         The Company recognizes revenue from marketing computer software programs as follows:

                  Revenues from the sale of initial "software license agreements" for computer programs and related services are recognized upon the delivery of the software.

                  Development and application services contract revenues and related costs are recognized upon the completion of the contract or certain phases as defined in each agreement.

                  Revenues from the sale of software products are recognized upon delivery of the software.

         There are no significant future costs associated with any of the Company's revenue transactions. Development costs which are not required to be capitalized, marketing and installation costs are charged to earnings as incurred.

         COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as foreign currency translation adjustments, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income. The adoption of SFAS No. 130 had no effect on the Company's net income or stockholders' equity.

         COMPUTATION OF NET INCOME (LOSS) PER SHARE

         The Company adopted SFAS No. 128, "Computation of Earnings Per Share," during 1997. The provision and disclosure requirements for SFAS No. 128 were required to be adopted for interim and annual periods ending after December 15, 1997, with restatement of earnings per share for prior periods. In accordance with SFAS No. 128, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period and the weighted average dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the Treasury Stock method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive. All common equivalent shares of the Company are not dilutive . Therefore, diluted earnings per share is the same as basic earnings per share. Pursuant to SEC Staff Accounting Bulletin No. 98, common stock issued for nominal consideration, prior to the anticipated effective date of an IPO, are required to be included in the calculation of basic and diluted net loss per share, as if they are outstanding for all periods presented. To date, the Company has not had any stock issuances for nominal consideration.

         STOCK-BASED COMPENSATION

         The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." As allowed under the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its employee stock options plans. There are no effects on reported net income (loss) and earnings per share based on the fair value of options and shares as prescribed by SFAS No. 123.

                              ARTIFICIAL LIFE, INC.
                     (FORMERLY NEUROTEC INTERNATIONAL CORP.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         STOCK DIVIDEND, REVERSE STOCK SPLIT AND CHANGES IN AUTHORIZED STOCK

         On June 10, 1998, the Company declared a dividend of 339 shares of common stock for each share of common stock held to stockholders of record on June 10, 1998. On September 22, the Company effected a 1-for-2.44 reverse stock split and amended the total authorized shares of Voting Common Stock to 19,000,000 shares and Non-Voting Common Stock to 1,000,000 shares. Effective with the consummation of the IPO on December 17, 1998, the Company amended its articles of organization to amend the total authorized shares of common stock to 30,000,000 shares, all voting, and to authorize 5,000,000 shares of preferred stock. All references in the financial statements to shares, share prices, per share amounts, stock options and authorized shares have been retroactively adjusted for the stock dividend, reverse stock split and change in authorized stock.

         INCOME TAXES

         Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A deferred tax asset is recorded for any net operating loss, capital loss and tax credit carryforward for income tax purposes, to the extent their realization is more likely than not. As changes in tax laws or rates are enacted, deferred tax assets and liabilities will be adjusted through the provision for income taxes.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         Carrying amounts of certain of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and other liabilities approximate fair value due to their short maturities. Based upon rates currently available for loans with similar terms, the carrying value of notes receivable approximates fair value.

3.       RELATED PARTY TRANSACTIONS

         The Company had transactions with its former parent company and wholly-owned subsidiaries of the former parent company, MediaCenter GmbH ("MediaCenter") and IST Intelligent Safety Technologies GmbH ("IST"), and a stockholder of the former parent company as follows:

         a) The Company provided contract services to the former parent company, IST and to a stockholder of the former parent company on which it recorded revenue of $2,757,253, $666,229 and $197,948 for the year ended December 31, 1996 and the periods January 1, 1997 to July 3, 1997 and July 4, 1997 to December 31, 1997, respectively. Certain contracts for services are denominated in Deutsche Marks ("DM").

         b) The Company received advances from the former parent company in the amount of DM120,000. The advances were due on September 30, 1997 with interest at 8.5%. The note payable of $68,844 recorded on the balance sheet at July 3, 1997 is based on the exchange rate on that date. Interest expense on these advances amount to $7,271, $3,399 and $1,848 for the year ended December 31, 1996 and the periods from January 1, 1997 to July 3, 1997 and July 4, 1997 to December 31, 1997, respectively. The advances were repaid in 1997 (see below).

         c) The former parent charged the Company for engineering services rendered. These costs amounted to $49,349 and $39,168 for the year ended December 31, 1996 and the period from January 1, 1997 to July 3, 1997, respectively. No services were rendered by the former parent after the Management Buyout.

         d) Through July 3,1997, the former parent company charged the Company for various expenses paid on the Company's behalf and the Company charged the former parent company and MediaCenter for various expenses paid by the Company on their behalf as follows:

                              ARTIFICIAL LIFE, INC.
                     (FORMERLY NEUROTEC INTERNATIONAL CORP.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                           PREDECESSOR
                                                            ---------------------------------------------
                                                                                            PERIOD FROM
                                                                YEAR ENDED                   JANUARY 1,
                                                            DECEMBER 31, 1996             TO JULY 3, 1997
                                                            -----------------             ---------------
Expenses paid by former parent on
Company's behalf:
  Travel and Promotion..................................       $     6,915                 $          --
                                                               ===========                 =============
Expenses paid by the Company on behalf of the former parent:
  Consortium Agreement..................................       $    62,500                 $      46,875
  Engineering costs.....................................            22,447                         8,873
  Travel and promotion..................................            20,506                         1,497
                                                               -----------                 -------------
                                                               $   105,453                 $      57,245
                                                               ===========                 =============
Expenses paid by the Company on behalf of the MediaCenter:
  Legal fees............................................       $    22,303                 $          --
  Travel and promotion..................................            15,789                            --
  Equipment.............................................             7,600                            --
                                                               -----------                 -------------
                                                               $    45,692                 $          --
                                                               ===========                 =============

         The Company was charged interest on overdue amounts of $17,016 in 1996. No interest was charged in 1997.

         In 1997, subsequent to the Management Buyout, and as a result of unresolved disputes between the Company and its former parent in connection with existing contractual obligations of the former parent, the Company discontinued performing services for its former parent company and its affiliates. At that time, the Company had in process several contracts for services to be provided to the former parent company and outstanding accounts receivable from the former parent of $160,000. In addition, the Company owed the former parent $119,938 in notes payable, accounts payable and accrued expenses. In December of 1997, the Company and the former parent negotiated a settlement agreement whereby the former parent agreed to forgive all outstanding liabilities owed by the Company and make a cash payment of $230,000 in full settlement of all outstanding accounts receivable and all of its contractual obligations to the Company. The transaction resulted in the recognition of cancellation fee income of $189,938 in 1997. The $230,000 payment was received in full in January 1998.

         Compensation paid to Company's President, Chief Executive Officer and Chairman amounted to $200,439, $54,254 and $22,500 for the year ended December 31, 1996 and the periods January 1, 1997 to July 3, 1997 and July 4, 1997 to December 31, 1997, respectively. In 1998, the Company's President, Chief Executive Officer and Chairman entered into an employment agreement with the Company at an annual salary of $240,000.

         Net amounts due from the former parent company and affiliates at July 3, 1997 and December 31, 1997 consist of the following:

                                     PREDECESSOR          |          SUCCESSOR
                               ------------------------   |   -----------------------
                                     JULY 3, 1997         |       DECEMBER 31, 1997
                               ------------------------   |   -----------------------
                                             SHAREHOLDER  |                SHAREHOLDER
                                FORMER        OF FORMER   |    FORMER       OF FORMER
                                PARENT          PARENT    |    PARENT         PARENT
                               --------        --------   |   --------       --------
                                                          |
      Settlement Agreement ... $     --        $     --   |   $230,000       $     --
      Contract Services ......       --         155,718   |         --         13,499
      Reimbursements                                      |
        receivables ..........   55,151              --   |         --             --
      Reimbursements                                      |
        payable ..............  (19,492)             --   |         --             --
                               --------        --------   |   --------       --------
      Total .................. $ 35,659        $155,718   |   $230,000       $ 13,499
                               ========        ========   |   ========       ========

                              ARTIFICIAL LIFE, INC.
                     (FORMERLY NEUROTEC INTERNATIONAL CORP.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         There were no amounts due to or from the former parent company and affiliates at December 31, 1998.

         On June 29, 1998, the Company issued a note payable to an officer/stockholder in the amount of $500,000. The note is unsecured and bears interest at 10%. Payment of principal and accrued interest is due on January 1, 2000. Interest accrued during the years ended December 31, 1998 amounted to $25,000 on the note payable.

         In 1998, the Company made advances totaling $40,000 to a company owned by a stockholder and an officer/stockholder of the Company. The advances are unsecured, bear interest at 10% and are due on December 31, 1999.

         The Company pays expenses on behalf of and provides cash advances to officer/stockholders from time to time. Amounts outstanding are non-interest bearing and due on demand.

4.       INCOME TAXES

         The income tax provision (benefit) consists of:

                                               PREDECESSOR              |                 SUCCESSOR
                                 -------------------------------------- |  -----------------------------------------
                                                           PERIOD FROM  |   PERIOD FROM
                                     YEAR ENDED           JANUARY 1 TO  |    JULY 4, TO               YEAR ENDED
                                 DECEMBER 31, 1996        JULY 3, 1997  | DECEMBER 31, 1997        DECEMBER 31, 1998
                                 ----------------        -------------- |  ----------------         ----------------
                                                                        |
         Current:                                                       |
           Federal.............. $         75,124        $        3,039 |  $          3,661         $         (1,710)
           State................           47,678                 2,495 |             3,005                       --
                                 ----------------        -------------- |  ----------------         ----------------
                                          122,802                 5,534 |             6,666                   (1,710)
                                 ----------------        -------------- |  ----------------         ----------------
         Deferred:                                                      |
           Federal..............          201,107                    -- |                --                    1,710
           State................           13,453                    -- |                --                       --
                                 ----------------        -------------- |  ----------------         ----------------
                                          214,560                    -- |                --                    1,710
                                 ----------------        -------------- |  ----------------         ----------------
                                 $        337,362        $        5,534 |  $          6,666         $             --
                                 ================        ============== |  ================         ================

         The difference between actual income tax expense and expected income tax expense computed by applying the U.S. federal income tax rate of 34% to income (loss) before income taxes is explained as follows:

                                                        PREDECESSOR            |                SUCCESSOR
                                             --------------------------------- | -----------------------------------------
                                                                  PERIOD FROM  |    PERIOD FROM
                                               YEAR ENDED         JANUARY 1 TO |     JULY 4 TO             YEAR ENDED
                                             DECEMBER 31, 1996    JULY 3, 1997 | DECEMBER 31, 1997     DECEMBER 31, 1998
                                             -----------------   ------------- | ------------------   --------------------
                                                                               |
   Expected income tax provision (benefit)     $     299,440      $     6,189  |    $     17,206           $   (745,010)
   State taxes, net of federal income                                          |
     tax benefit.........................             40,346            1,647  |           1,983               (137,389)
   Surtax exemption......................                 --           (3,458) |          (2,295)                    --
   Change in valuation reserve on                                              |
     deferred tax assets.................                 --               --  |         (12,532)               826,618
   Other.................................             (2,424)           1,156  |           2,304                 55,781
                                               -------------      -----------  |    ------------           ------------
        Provision for income taxes.......      $     337,362      $     5,534  |    $      6,666           $         --
                                               =============      ===========  |    ============           ============

                              ARTIFICIAL LIFE, INC.
                     (FORMERLY NEUROTEC INTERNATIONAL CORP.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at July 3, 1997 and December 31, 1997 and 1998, are presented below:

                                                                  PREDECESSOR  |             SUCCESSOR
                                                                  -----------  |   -----------------------------
                                                                    JULY 3,    |   DECEMBER 31,      DECEMBER 31,
                                                                     1997      |      1997              1998
                                                                  -----------  |   -----------        ----------
                                                                               |
Deferred tax assets:                                                           |
  Federal net operating loss carryforward ....................    $        --  |   $        --        $  687,839
  State net operating loss carryforward.......................             --  |            --           190,476
  Start-up costs capitalized for income tax purposes..........         69,205  |        46,499            23,793
  Vacation accrual not deductible for income tax purposes.....          3,114  |         4,182             4,182
  Property and equipment......................................             --  |        27,292                --
                                                                  -----------  |   -----------        ----------
                                                                       72,319  |        77,973           906,290
Valuation allowance on deferred tax asset                                  --  |       (69,862)         (896,480)
                                                                  -----------  |   -----------        ----------
                                                                       72,319  |         8,111             9,810
                                                                  -----------  |   -----------        ----------
Deferred tax liabilities:                                                      |
  Property and equipment......................................         17,614  |            --             1,699
  Prepaid rent deducted for income tax purposes...............          8,422  |         8,111             8,111
  Unrealized foreign exchange gains...........................          3,971  |            --                --
                                                                  -----------  |   -----------        ----------
                                                                       30,007  |         8,111             9,810
                                                                  -----------  |   -----------        ----------
         Net deferred tax asset                                   $    42,312  |   $        --        $       --
                                                                  ===========  |   ===========        ==========

         There was no change in the valuation allowance on deferred tax assets for the year ended December 31, 1996 and the period January 1, 1997 to July 3, 1997. The changes in the valuation allowance on deferred tax assets for the period July 4, 1997 to December 31, 1997 and the year ended December 31, 1998 are as follows:

                                                                     PERIOD FROM JULY 4 TO        YEAR ENDED
                                                                       DECEMBER 31, 1997       DECEMBER 31, 1998
                                                                     ---------------------     -----------------
Balance at beginning of period................................           $        --             $      69,862
Increase in valuation allowance on existing deferred tax
  assets due to Management Buyout ............................                42,312                        --
Increase  in valuation allowance on deferred tax assets arising
  from revaluation of assets due to Management Buyout.........                40,082                        --
Increase (decrease) in valuation allowance due to change in
  deferred tax assets during the period.......................               (12,532)                  826,618
                                                                         -----------             -------------
                                                                         $    69,862             $     896,480
                                                                         ===========             =============

         At December 31, 1998, the Company has approximately $2,000,000 of federal and state net operating loss carryforwards expiring in 2018 and 2003, respectively. The net operating loss carryforwards may be subject to annual limitations based on ownership changes in the Company's common stock as provided in Section 382 of the Internal Revenue Code.

5.       COMMITMENTS

         CONSORTIUM AGREEMENT

         Effective October 10, 1995, the Company entered into a consortium agreement with the Massachusetts Institute of Technology ("MIT"). Under the agreement, MIT will conduct research projects for the "Things That Think Consortium." The Consortium is an international association of corporate members who have joined "to address the future of computation as it is increasingly imbedded in things other than computers." The term of the agreement is for five years through October 9, 2000. The agreement provides for early termination, with one year written notice, as well as renewal options. The Company is obligated to pay an annual membership fee of $125,000 under the agreement. The Company was sharing 50% of this cost with its former parent through June 1997.

                              ARTIFICIAL LIFE, INC.
                     (FORMERLY NEUROTEC INTERNATIONAL CORP.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         On August 6, 1997, the Company obtained a suspension of the contract until February 5, 1998, at which time the contract resumed under its original terms. The Company will be solely responsible for the $125,000 annual cost through October 9, 2000. Total costs incurred by the Company in connection with the agreement amounted to $62,500, and $32,598 for the year ended December 31, 1996 and the period January 1, 1997 to July 3, 1997, respectively, and $125,000 for the year ended December 31, 1998.

LEASES

         The Company leases office and other space and various office equipment under various noncancellable leases. Future minimum annual lease payments, exclusive of additional operating costs, are as follows:

        YEAR ENDING
        DECEMBER 31,
        ------------
           1999....................................  $    251,640
           2000....................................       251,267
           2001....................................        43,811
           2002....................................        24,951
           2003....................................        22,872
                                                     ------------
                                                     $    594,541
                                                     ============


         Rent expense for the year ended December 31, 1996, the periods January 1, 1997 to July 3, 1997 and July 4, 1997 to December 31, 1997 and the year ended December 31, 1998 amounted to approximately $231,300, $135,900, $92,400, and $253,300, respectively. The 1998 rent expense is net of approximately $20,400 which was recorded as part of capitalized software development costs.

EMPLOYMENT CONTRACTS

         The Company has employment agreements with all of its executive officers. The agreements are generally one to three years in length and provide for minimum salary levels. These agreements include severance payments under certain conditions of approximately one half to three times each officer's annual compensation. In addition the chief executive officer of the Company is entitled to receive an annual incentive bonus of 3% of the Company's profits from operations.

6.       PROFIT SHARING PLAN

         Effective October 1, 1995, the Company implemented a 401(k) profit sharing plan for the benefit of all employees. Employees are eligible to participate after twelve months of service and may contribute up to 15% of their compensation subject to statutory limitations. The Company matches 50% of employee contributions up to 1 1/2% of the employee's compensation.

         Profit sharing expense for the year ended December 31, 1996, the periods January 1, 1997 to July 3, 1997 and July 4, 1997 to December 31, 1997 and the year ended December 31, 1998 amounted to approximately $7,000, $4,800, $3,700, and $10,500, respectively.

7.       STOCKHOLDERS' EQUITY

         PUBLIC OFFERING

         In August 1998, the Company executed a letter of intent to proceed with a proposed initial public offering of the Company's stock (the "IPO"). The IPO was consummated on December 17, 1998. Expenses incurred in connection with the IPO amounted to $2,597,227, resulting in net proceeds of $9,302,773 to the Company. Upon consummation of the IPO, under the terms of the letter of intent, the underwriters managing the offering will have the right to appoint one member of the Board of Directors. The right to have a representative on the Company's board extends for the term of the

                              ARTIFICIAL LIFE, INC.
                     (FORMERLY NEUROTEC INTERNATIONAL CORP.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Warrant (defined below). The Company has delivered a warrant (the "Warrant") to the underwriters at the closing of the IPO equal to ten percent of the total number of shares sold pursuant to the IPO, 184,000 shares. The Warrant is exercisable any time after one year from the date of closing for a period of four years at a price equal to 120% of the offering price per share, or $10.20 per share.

         COMMON STOCK

         In June 1998, the Company sold 53,278 shares of non-voting common stock and the majority stockholder of the Company sold 409,836 shares of voting common stock through private placements to foreign investors overseas based on arms-length negotiations with unrelated parties. The shares were sold for $3.66 per share. Expenses incurred in connection with the private placements amounted to $13,633. As a result, the Company received net proceeds of $181,367. This stock was unregistered and was subject to restrictions on resale in the United States pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. Upon the closing of the IPO, non-voting common stock was converted into voting common stock.

         Subsequent to the sale of stock by the majority stockholder, the Company received a loan of $500,000 from the stockholder.

         On September 23, 1998, the Company sold 824,000 shares of voting common stock for $5.00 per share through private placements to foreign investors. Expenses incurred in connection with the private placements amounted to $173,519 resulting in net proceeds of $3,946,481 being received by the Company. The stock was unregistered and was subject to restrictions on resale in the United States pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. Upon the closing of the IPO, the Company registered 164,800 of these shares for inclusion in the public offering.

STOCK OPTIONS

         On April 1, 1998, the Company adopted the 1998 Equity Incentive Plan (the "Plan") which provides for the issuance of both non-statutory and incentive stock options to employees, officers, directors and consultants of the Company. At the time the Company reserved 409,811 shares of common stock to be issued under the Plan. Incentive stock options for 69,525 shares of common stock were granted on May 1, 1998 with an initial exercise price of $3.66 per share, the estimated fair market value on that date. The exercise price increases by $3.66 per share per quarter until the second anniversary of the date of grant at which time the options are to expire.

         On September 25, 1998, the Plan was amended to increase the shares reserved for issuance under the Plan to a total of 1,200,000 shares; 761,476 shares of voting common stock and 438,524 shares of non-voting common stock. All options issued prior to June 30, 1998 were for voting common stock. Effective with the amendment, the Company granted non-statutory stock options for 184,426 shares of voting common stock and 362,701 shares of non-voting common stock with an exercise price of $3.66 per share expiring on July 1, 1999. On June 30, 1998, the Company also amended the terms of the incentive stock options issued to two individuals on May 1, 1998 for a total of 32,884 shares of common stock to provide that the exercise price for such options is to remain at $3.66 per share over the life of the option.

         On October 1, 1998, the Company granted incentive stock options for 65,000 shares of common stock at an exercise price of $6.50 per share expiring on September 30, 2000.

         On November 10, 1998, the Company granted non-statutory stock options for 100,000 shares of common stock at an exercise price of $6.50 per share expiring on November 9, 2000.

         With the amendment of the authorized common stock at the time of the IPO, all no-voting common stock options were converted to voting common stock options.

                              ARTIFICIAL LIFE, INC.
                     (FORMERLY NEUROTEC INTERNATIONAL CORP.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         All options presently granted under the Plan were immediately exercisable on the grant date. The vesting of future option grants will be established by the Company's Board of Directors or a duly authorized committee thereof.

         A summary of the status of the Company's stock options as of December 31, 1998 and the changes during the year then ended is presented below.

                                                                                                  WEIGHTED AVERAGE
                                                                           SHARES                  EXERCISE PRICE
                                                                     ----------------         ------------------------
          Outstanding at beginning of period......................               --                  $      --
          Granted - price equals fair value.......................          781,652                       4.60
          Exercised...............................................          (26,083)                      3.66
          Canceled                                                               --                         --
                                                                        -----------
          Outstanding at end of period............................           755,569                  $   4.38
                                                                        ===========
          Options exercisable at end of period....................           755,569
                                                                        ===========
          Options available for future grants.....................           418,348
                                                                        ===========

         The following table summarizes information about stock options outstanding at December 31, 1998:

                                           OPTIONS OUTSTANDING AND EXERCISABLE
    ----------------------------------------------------------------------------------------------------------------
         RANGE OF                 NUMBER                    WEIGHTED AVERAGE                     WEIGHTED AVERAGE
      EXERCISE PRICE            OUTSTANDING            REMAINING CONTRACTUAL LIFE                 EXERCISE PRICE
    ------------------       ----------------       -------------------------------           ----------------------
       $3.66-$10.98               755,569                      .83 years                              $4.38

         The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Plan.

         Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options under the fair value method. In 1998, prior to the completion of the initial public offering of common stock, the fair value of each option grant was estimated using the minimum value method. The minimum value method differs from other methods of valuing options, such as the Black-Scholes option pricing model, because it does not consider the effect of expected volatility. All of the Company's stock options were granted in 1998 prior to the IPO. The fair value of options was estimated at the date of grant using the following weighted average assumptions:

                Risk Free interest rate.................................         5.4%
                Dividend yield..........................................        None
                Expected life of options in years.......................         .75

         Option valuation models require the input of highly subjective assumptions including the expected life of the options. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The Company's pro forma information for 1998 is as follows:

                Pro forma net loss......................................   ($2,321,637)
                Pro forma net loss per share............................        ($0.32)

         The pro forma net loss per share above is calculated using the weighted average number of shares of common stock outstanding as described in Note 2. The weighted average fair value of options granted during the year ended December 31, 1998 was $0.17

                              ARTIFICIAL LIFE, INC.
                     (FORMERLY NEUROTEC INTERNATIONAL CORP.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8. NOTES RECEIVABLE FROM STOCKHOLDERS

         In connection with the exercise of stock options on July 31, 1998, the Company received notes receivable in the amount of $93,682. The notes are due in biweekly installments through July 31, 2000 with interest at 9%.

9.       ACCRUED EXPENSES

         Accrued expenses at July 3, 1997 and December 31, 1997 and 1998 consist of the following:

                                                            PREDECESSOR                  SUCCESSOR
                                                            -----------   -----------------------------------
                                                                              DECEMBER 31,         DECEMBER 31,
                                                           JULY 3, 1997          1997                 1998
                                                        ---------------   --------------        -------------
Accrued salaries.....................................       $    62,629      $     3,657           $   25,282
Accrued vacations....................................            25,211           13,089               28,292
Accrued and withheld payroll taxes...................             6,474           56,082               12,063
Accrued professional fees............................                --           15,000               40,099
Accrued state excise tax.............................                --               --               21,103
Accrued interest on note payable to officer/stockholder              --               --               25,000
Other accrued expenses...............................             3,053            7,424               19,428
                                                            -----------      -----------           ----------
   Total accrued expenses............................       $    97,367      $    95,252           $  171,267
                                                            ===========      ===========           ==========

10.      SUBSEQUENT EVENTS

         In December 1998 and January 1999, the Underwriter exercised its entire over-allotment option. Under the option, the Underwriter purchased 40,000 additional shares from the Company and 200,000 additional shares from the Company's major stockholder. The shares were purchased at the public offering price of $8.50 per share less the underwriting discounts, commissions and expenses. Net proceeds received by the Company for its portion of the overallotment exercised in January amounted to $302,600, net of expenses of $37,400.

         In March 1999, the Company agreed to enter into a joint venture with an international retailer in the field of e-commerce. Terms of the joint venture are to be finalized in the near future. The main focus of this venture is to develop a high traffic, high volume, low cost e-commerce site on the Internet using the Company's SmartBot based products. The Company anticipates its investment in a 50% interest in this joint venture will not exceed $2,150,000.

11.      SEGMENT INFORMATION

         The Company, whose operations consist of a single line of business, develops, markets and supports "intelligent software robots," software programs that the company designs to automate and simplify time-consuming and complex business-related Internet functions.

         At December 31, 1998, the Company has operations located outside the United States in Switzerland and Russia. The Company's operations in Europe commenced late in 1998 and generated no revenues as of December 31, 1998.

         Other financial data for the year ended December 31, 1998 is as follows:

                                                 UNITED
                                                 STATES             EUROPE          ELIMINATIONS             TOTAL
                                             -------------        ----------        -------------        ------------
      Loss from operations                   $  (1,991,042)       $(200,164)          $       --         $(2,191,206)
      Identifiable Assets                       13,089,011          525,430             (729,721)         12,884,720

         The Company's entire operations were located in the United States during the year's ended December 31, 1996 and 1997.