Form 10-Q
period 1999-03-31
ARTIFICIAL LIFE INC
filed 1999-05-17
CIK 1070361

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO _________________

Commission file number   0-25075
                         -------



                              ARTIFICIAL LIFE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                 04-3253298
-------------------------------------    ---------------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                   Identification No.)

    FOUR COPLEY PLACE, SUITE 102
        BOSTON, MASSACHUSETTS                             02116
-------------------------------------    ---------------------------------------
(Address of principal executive offices)                (Zip Code)

                                 (617) 266-5542
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  [X]        No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $0.01 par value per share - 9,310,574 shares as of April 30, 1999

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                              ARTIFICIAL LIFE, INC.
                     (FORMERLY NEUROTEC INTERNATIONAL CORP.)

                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)



                                                      ASSETS

                                                                                                  DECEMBER 31,           MARCH 31,
                                                                                                      1998                 1999
                                                                                                  ------------         ------------
Current assets:
    Cash and cash equivalents                                                                     $ 11,687,829         $ 10,196,915
    Accounts receivable, trade                                                                            --                438,723
    Due from officer/stockholder                                                                       122,728              161,889
    Notes and accounts receivable affiliate                                                             40,000               41,000
    Prepaid expenses and other current assets                                                           99,958              296,635
                                                                                                  ------------         ------------
                    Total current assets                                                            11,950,515           11,135,162
                                                                                                  ------------         ------------

Property and equipment:
    Furniture and fixtures                                                                             145,281              145,281
    Computer equipment                                                                                 545,680              903,784
    Leasehold improvements                                                                              45,544               51,125
    Office equipment                                                                                    57,620               50,952
                                                                                                  ------------         ------------
                                                                                                       794,125            1,151,142
    Less accumulated depreciation and amortization                                                     160,274              210,520
                                                                                                  ------------         ------------
                                                                                                       633,851              940,622
                                                                                                  ------------         ------------
Other assets:
    Capitalized software development costs                                                             215,169              524,887
    Deposits and other assets                                                                           85,185               92,689
                                                                                                  ------------         ------------
                                                                                                       300,354              617,576
                                                                                                  ------------         ------------

                                                                                                  $ 12,884,720         $ 12,693,360
                                                                                                  ============         ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                              $    444,367         $    455,672
    Due to officer/stockholder                                                                            --                 18,908
    Accrued expenses                                                                                   171,267              287,260
                                                                                                  ------------         ------------
                     Total current liabilities                                                         615,634              761,840
                                                                                                  ------------         ------------

Note payable - officer/stockholder                                                                     500,000              500,000
                                                                                                  ------------         ------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value; 5,000,000 shares
        authorized, no shares issued and outstanding                                                      --                   --
    Common stock, $.01 par value; 30,000,000 shares
        authorized, 9,270,574 and 9,310,574 shares issued
        and outstanding in 1998 and 1999, respectively                                                  92,706               93,106
    Additional paid-in capital                                                                      13,929,618           14,231,818
    Notes receivable from stockholders                                                                 (79,423)             (20,891)
    Accumulated deficit                                                                             (2,147,266)          (2,854,575)
    Accumulated other comprehensive loss                                                               (26,549)             (17,938)
                                                                                                  ------------         ------------
                    Total stockholders' equity                                                      11,769,086           11,431,520
                                                                                                  ------------         ------------

                                                                                                  $ 12,884,720         $ 12,693,360
                                                                                                  ============         ============

See accompanying notes to unaudited condensed consolidated financial statements.

                              ARTIFICIAL LIFE, INC.
                     (FORMERLY NEUROTEC INTERNATIONAL CORP.)

              CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)


                                                                                       THREE MONTHS ENDED        THREE MONTHS ENDED
                                                                                         MARCH 31, 1998            MARCH 31, 1999
                                                                                       ------------------        ------------------
Revenues:
        Software license agreements                                                         $   116,667               $        --
        Application services                                                                    216,351                   438,723
        Software products                                                                            --                       700
                                                                                            -----------               -----------
                                                                                                333,018                   439,423
                                                                                            -----------               -----------

Operating expenses:
    Selling, general and administrative                                                         326,268                   778,182
    Engineering                                                                                 138,754                   243,979
    Research and development                                                                     44,873                   154,851
    Depreciation and amortization                                                                29,572                    36,154
                                                                                            -----------               -----------
                  Total operating expenses                                                      539,467                 1,213,166
                                                                                            -----------               -----------

                  Loss from operations                                                         (206,449)                 (773,743)

Other income (expenses):
    Foreign exchange loss                                                                            --                   (29,124)
    Interest income                                                                                  --                   116,943
    Interest expense                                                                             (5,538)                  (21,385)
                                                                                            -----------               -----------

Loss before provision
    for income taxes                                                                           (211,987)                 (707,309)

Provision for income taxes                                                                           --                        --
                                                                                            -----------               -----------

Net loss                                                                                    $  (211,987)              $  (707,309)
                                                                                            ===========               ===========


Basic and diluted net loss per share                                                        $     (0.03)              $     (0.08)

Weighted average shares outstanding
    used in per share calculation                                                             6,967,213                 9,302,574


See accompanying notes to unaudited condensed consolidated financial statements.

                              ARTIFICIAL LIFE, INC.
                     (FORMERLY NEUROTEC INTERNATIONAL CORP.)

      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)


                                      Comprehensive     Preferred Stock              Common Stock           Additional
                                          Income     -----------------------   -------------------------      Paid-in       Notes
                                          (Loss)      Shares       Amount        Shares        Amount         Capital     Receivable
                                       ------------- ---------   -----------   -----------   -----------   ------------   ----------


Balance at December 31, 1997                              --   $         --      6,967,213   $     69,672   $    426,567    $     --

Net loss                               $    211,987)      --             --             --             --             --          --
                                       ============    -----   ------------   ------------   ------------   ------------    --------

Balance at March 31, 1998                                 --   $         --      6,967,213   $     69,672   $    426,567    $     --
                                                       =====   ============   ============   ============   ============    ========



Balance at December 31, 1998                              --   $         --      9,270,574   $     92,706   $ 13,929,618   $(79,423)
Issuance of common stock                                  --             --         40,000            400        302,200         --

Repayment of notes receivable
    from stockholders                                     --             --             --             --             --     58,532

Comprehensive income:
    Net loss                           $   (707,309)      --             --             --             --             --         --

    Foreign currency translation
      adjustment                              8,611       --             --             --             --             --         --

                                       ------------
        Total comprehensive loss       $   (698,698)
                                       ============    -----   ------------   ------------   ------------   ------------    --------

Balance at March 31, 1999                                 --   $         --      9,310,574   $     93,106   $ 14,231,818   $(20,891)

                                                       =====   ============   ============   ============   ============    ========






                                                Accumulated
                                 Retained          Other          Total
                                 Earnings       Comprehensive  Stockholders'
                                 (Deficit)         Loss           Equity
                               --------------  --------------  -------------


Balance at December 31, 1997   $     43,940    $       --      $    540,179

Net loss                           (211,987)           --          (211,987)
                               ------------    ------------    ------------

Balance at March 31, 1998      $   (168,047)   $       --      $    328,192
                               ============    ============    ============



Balance at December 31, 1998   $ (2,147,266)   $    (26,549)   $ 11,769,086


Issuance of common stock               --              --           302,600

Repayment of notes receivable
    from stockholders                  --              --            58,532

Comprehensive income:
    Net loss                       (707,309)           --          (707,309)

    Foreign currency
      translation adjustment           --             8,611           8,611


        Total comprehensive
          loss
                               ------------    ------------    ------------

Balance at March 31, 1999      $ (2,854,575)   $    (17,938)   $11,431,520
                               ============    ============    ============


See accompanying notes to unaudited condensed consolidated financial statements.

                              ARTIFICIAL LIFE, INC.
                     (FORMERLY NEUROTEC INTERNATIONAL CORP.)

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)





                                                                                          Three Months Ended      Three Months Ended
                                                                                            March 31, 1998          March 31, 1999
                                                                                          -------------------     ------------------
Cash flows from operating activities:
   Net loss                                                                                 $   (211,987)           $   (707,309)
   Adjustments to reconcile net loss to net cash
     provided (used) by operating activities:
       Depreciation and amortization                                                              29,572                  36,154
       Decrease in due from affiliate                                                            230,000                    --
       (Increase) decrease in deposits and other assets                                           19,762                  (8,744)
       (Increase) decrease in accounts receivable, trade                                         132,763                (438,723)
       (Increase) decrease in prepaid expenses and other current assets                           51,453                (193,476)
       Increase in accounts payable and accrued expenses                                          58,779                 122,365
       Decrease in deferred revenue                                                             (116,667)                   --
       Increase in due to/from officer/stockholders                                             (122,271)                (20,913)
                                                                                            ------------            ------------
          Net cash provided (used) by operating activities                                        71,404              (1,210,646)
                                                                                            ------------            ------------

Cash flows from investing activities:
    Purchases of property and equipment                                                           (2,298)               (353,762)
    Expenditures for capitalized software development costs                                         --                  (296,262)
    Increase in notes and accounts receivable affiliate                                             --                    (1,000)
                                                                                            ------------            ------------
          Net cash used by investing activities                                                   (2,298)               (651,024)
                                                                                            ------------            ------------

Cash flows from financing activities:
     Proceeds from notes receivable from stockholders                                               --                    58,532
     Proceeds from issuance of common stock                                                         --                   302,600
                                                                                            ------------            ------------
         Net cash provided by financing activities                                                  --                   361,132
                                                                                            ------------            ------------

Effect of exchange rate changes on cash                                                             --                     9,624
                                                                                            ------------            ------------

Net increase (decrease) in cash and cash equivalents                                              69,106              (1,490,914)

Cash and cash equivalents at beginning of period                                                  22,382              11,687,829
                                                                                            ------------            ------------

Cash and cash equivalents at end of period                                                  $     91,488            $ 10,196,915
                                                                                            ============            ============

Supplemental disclosure of cash flow information:
   Interest paid                                                                            $      5,538            $     21,385

See accompanying notes to unaudited condensed consolidated financial statements.

                              ARTIFICIAL LIFE, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1999


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the accounts of Artificial Life, Inc. and its wholly-owned subsidiary, Artificial Life Europe AG. Significant intercompany balances and transactions have been eliminated in consolidation. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statement presentation.

     The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of operating results for the interim periods presented have been made.

     The financial information included in this report has been prepared in conformity with the accounting policies, reflected in the financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


2.   NET LOSS PER SHARE

     Basic net loss per share is calculated based on the weighted average number of common shares outstanding for the three month periods ended March 31, 1998 and 1999. Basic and diluted net loss per share are the same as the effect of inclusion of all common stock equivalents would be anti-dilutive.


3.   COMMON STOCK

     In January 1999, the Company issued 40,000 shares of common stock at $8.50 per share in connection with the underwriter's exercise of its over-allotment option. Net proceeds to the Company amounted to $302,600.

                              ARTIFICIAL LIFE, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  - CONCLUDED -


4.   EUROPEAN SUBSIDIARY

     In March 1999, the Company formed a wholly-owned subsidiary in Frankfurt, Germany. The subsidiary was formed to serve European markets and combine the Company's European sales and marketing initiatives. The subsidiary will commence operations in June 1999 and will concentrate on the development of Internet applications for banks and financial service organizations.


5.   SUBSEQUENT EVENTS

     In April 1999, the Company entered into a joint venture with two international retailers in the field of e-commerce. The main focus of this joint venture is to sell consumer goods over the Internet using deep discounts and high volume, both in terms of transactions and web visits. As part of the transaction, the Company will license its SmartBot technology to the joint venture. In addition, the Company will provide products and software development and consulting services to the joint venture and receive payments therefor. The partners in the joint venture will be responsible for using their purchasing relationships to obtain certain consumer products which will be sold on the joint venture's e-commerce Website. The Company has allocated up to $2,150,000 of the proceeds from its IPO to purchase its 50% interest in this joint venture and to meet its obligations to contribute additional capital to the joint venture. Under the terms of the joint venture agreement, the Company may market any e-commerce applications it develops to other e-commerce companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. Such statements are based on management's current assumptions and expectations and are subject to a number of factors and uncertainties which could cause actual results or business conditions to differ materially from those anticipated in the forward-looking statements. There can be no assurance that actual results will not differ materially from those described in such statements because of various factors, including, but not limited to: the recent change in the Company's strategy; limited revenues generated by the Company; the Company's dependence on the growth in demand for agent-based software products, such as the Company's suite of SmartBot products; competition with more established software companies; market acceptance of the Company's software robot products; the Company's ability to minimize design defects, software errors, misuse of the Company's products, incorrect data from external sources and other potential problems which may be out of the Company's control; the Company's ability to remain competitive by enhancing existing products, developing new products and technologies that address the increasingly sophisticated and varied needs of its customers and by responding to technological advances and emerging industry standards and practices on a cost-effective and timely basis; the ability of the Company to retain its key employees; the Company's dependence of third party contractors to complete portions of its development work; certain risks associated with sales in foreign markets, including political and economic instability, restrictive trade policies of foreign governments, local economic conditions in foreign markets, potentially adverse tax consequences and the burdens on customers of complying with a variety of applicable laws; the Company's dependence on continued growth of the Internet and online commerce; the Company's ability to protect its intellectual property and other proprietary rights; the Company's ability to raise additional financing, as necessary; the Company's ability to establish and maintain brand identity; the management of the Company's foreign operations; the success by the Company in identifying and licensing third party voice recognition software which will be compatible with its products; the impact of government regulations; the failure by the Company, its clients or suppliers to be year 2000 compliant; and, general economic conditions.


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

The difference between the Company's net book value at July 4, 1997 and the fair value has been recorded as a reduction of the Company's net deferred tax asset and long-term assets, resulting in a new depreciation basis for financial statement purposes for such assets. As of July 4, 1997, the stockholder's equity section reflects cumulative earnings prior to the Management Buyout as paid-in capital. As a result, retained earnings at March 31, 1999 reflects the results of operations of the Company only from the date of the Management Buyout.

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

In addition, as a result of the Company's recent transition in its primary business focus from software consulting to product development, marketing and support, the Company's research and development expenditures increased to $446,317 for the year ended December 31, 1998 from zero in 1997 and $154,851 for the quarter ended March 31, 1999 compared to $44,873 for the quarter ended March 31, 1998. This increase is due to the fact that, prior to 1998, all research and development expenditures were related to consulting services for which the Company was reimbursed by its customers and thus, such expenditures are included in engineering expenses in the Company's financial statements through December 31, 1997. Conversely, during 1998, due to the Company's shift in business focus, the Company had most of its employees engaged in the research and development of its SmartBot products.

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

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

REVENUES: Revenues for the quarter ended March 31, 1999 were $439,423 as compared to $333,018 for the quarter ended March 31, 1998. The increase of $106,405 or 31.95% is primarily attributable to the Company's entering into a consulting agreement with a European Trust which generated revenue of $438,723. Revenue in the first quarter of 1998 was from application services and software license agreements.

ENGINEERING EXPENSES: Engineering expenses generally consist of salary and payroll tax expenses, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering requirements of the products and services from which the Company derives its revenues. Engineering expenses for the quarter ended March 31, 1999 were $243,979 as compared to $138,754 for the quarter ended March 31, 1998. The increase of $105,225 or 75.84% is directly attributable to costs incurred in connection with the European Trust consulting agreement entered into in 1999.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses consist of expenses similar in nature to engineering expenses except that such expenses typically relate to new products and activities that will generate revenue at some future date. Research and development expenses for the quarter ended March 31, 1999 were $154,851 as compared to $44,873 for the quarter ended March 31, 1998. The increase of $109,978 or 245.09% is directly attributable to the Company's increased product development activities. Significant increases include payroll costs of approximately $70,000 and professional affiliation costs of approximately $31,000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling expenses consist of salary and payroll tax expenses of marketing personnel and costs relating to marketing materials, promotional videos, advertising and public relations activities. General and administrative expenses consist of salary and payroll tax expenses of administrative personnel, rent, legal and accounting fees and costs associated with employee benefits, supplies, communications and travel. Selling, general and administrative expenses for the quarter ended March 31, 1999 were $778,182 as compared to $326,268 for the quarter ended March 31, 1998. The increase of $451,914 or 138.51% is directly attributable to the establishment of our international sales and development infrastructure. Significant increases include payroll costs of approximately $166,000 (195.3%), professional fees of $154,000 (394.9%), marketing and promotion of $36,000 (257.1%) and travel and entertainment of $24,000 (51.1%).

NET LOSS: Net loss for the quarter ended March 31, 1999 was $707,309 as compared to a net loss of $211,987 for the quarter ended March 31, 1998. This increase of $495,322 or 233.66% was directly related to the Company's international expansion.


LIQUIDITY AND CAPITAL RESOURCES

From inception through July 3, 1997, the Company funded its operations primarily through initial equity investments in 1994 and 1995 totaling $500,000 and net income from operations. Subsequent to July 3, 1997, the Company incurred operating losses in connection with its transition from software consulting to product development, marketing and sales. These losses are expected to increase and have been funded to date by a long-term stockholder loan of $500,000, a private placement of Common Stock of $181,367, the net proceeds of which the Company received in June 1998 and a private placement of 824,000 shares of Common Stock which raised $3,946,481 in net proceeds. In December 1998, the Company received $9,302,773 net proceeds from its Initial Public Offering (IPO) in which 1,400,000 shares of common stock were sold. Lastly, the Company realized net proceeds of $302,600 in January 1999 in connection with the broker's exercise of the over-allotment option relating to the IPO (in which 40,000 additional shares of common stock were sold). The Company's requirements for additional capital will depend on many factors, including but not limited to the progress and costs associated with its research and development activities, production costs and sales, marketing and promotional programs, establishment of foreign operations and the levels of revenues achieved through the sale of its SmartBot suite of products. The Company has currently placed excess funds in interest bearing vehicles such as money market accounts and savings accounts.

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

The Company leases office and other space and various office equipment under various noncancelable leases. Minimum annual lease payments, exclusive of additional operating costs, for the years ended December 31, 1999, 2000 and 2001 are $251,640, $251,267 and $43,811, respectively. In addition, new lease agreements are anticipated to be signed during the second quarter of 1999 for space requirements for the German, Swiss and New York offices.

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

The Company has entered into a joint venture with two international retailers in the field of e-commerce. The main focus of this joint venture is to sell consumer goods over the Internet using deep discounts and high volume, both in terms of transactions and web visits. As part of the transaction, the Company will license its SmartBot technology to the joint venture. In addition, the Company will provide products and software development and consulting services to the joint venture and receive payments therefor. The partners in the joint venture will be responsible for using their purchasing relationships to obtain certain consumer products which will be sold on the joint venture's e-commerce Website. The Company has allocated up to $2,150,000 of the proceeds from its IPO to purchase its 50% interest in this joint venture and to meet its obligations to contribute additional capital to the joint venture.

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

The Company believes that the net proceeds of the IPO, together with its current cash and cash equivalents, and other cash generated from operations will enable the Company to maintain its current and planned operations through July 2000, although there can be no assurance that the Company will not have additional capital needs prior to such time. If cash generated from operations is insufficient to satisfy the Company's liquidity requirements after that time, the Company may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

The Company has incurred a loss for income tax purposes for fiscal 1998 and the first quarter 1999. This loss will be available to carry forward and reduce income taxes, if any, in future periods.


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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

There has been no material change in market risk since December 31, 1998.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGE IN SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)   Exhibits:

        Exhibit 27 - Financial Data Schedule

  (b)   Reports on Form 8-K:

        No Reports on Form 8-K were filed by the Company during the three months ended March 31, 1999.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                              ARTIFICIAL LIFE, INC.
                                        --------------------------------
                                                 (registrant)



                                        By: /s/ Eberhard Schoneburg
                                           -----------------------------
                                           Eberhard Schoneburg
                                           Chairman, President &
                                           Chief Executive Officer
                                           (Principal Executive Officer)



Dated:  May 14, 1999