Form 10-Q
period 1999-06-30
ARTIFICIAL LIFE INC
filed 1999-08-13
CIK 1070361

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO
     _________________

COMMISSION FILE NUMBER   0-25075
                         -------

                             ARTIFICIAL LIFE, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                 04-3253298
----------------------------------------    -----------------------------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)                Identification No.)


      FOUR COPLEY PLACE, SUITE 102
         Boston, Massachusetts                            02116
----------------------------------------    -----------------------------------
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

                               Yes [X]    No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $0.01 par value per share - 9,808,605 shares as of July 31, 1999

PART I     FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
           ---------------------

                             ARTIFICIAL LIFE, INC.
                    (FORMERLY NEUROTEC INTERNATIONAL CORP.)
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                                   December 31,          June 30,
                                                                                                       1998                1999
                                                                                                  ---------------    -------------
                                    ASSETS
                                    ------
Current assets:
    Cash and cash equivalents                                                                     $    11,687,829    $   8,386,539
    Accounts receivable, trade                                                                                  -          155,769
    Due from officer/stockholder and affiliates                                                           162,728          704,255
    Prepaid expenses and other current assets                                                              99,958          220,996
                                                                                                  ---------------    -------------
                    Total current assets                                                               11,950,515        9,467,559
                                                                                                  ---------------    -------------

Property and equipment:
    Furniture and fixtures                                                                                145,281          296,260
    Computer equipment                                                                                    545,680        1,102,508
    Leasehold improvements                                                                                 45,544           81,400
    Office equipment                                                                                       57,620          129,674
                                                                                                  ---------------    -------------
                                                                                                          794,125        1,609,842
    Less accumulated depreciation and amortization                                                        160,274          330,037
                                                                                                  ---------------    -------------
                                                                                                          633,851        1,279,805
                                                                                                  ---------------    -------------
Other assets:
    Capitalized software development costs, net of accumulated amortization of $44,028 in 1999            215,169          995,831
    Investments in joint venture                                                                                -          662,023
    Deposits and other assets                                                                              85,185          121,717
                                                                                                  ---------------    -------------
                                                                                                          300,354        1,779,571
                                                                                                  ---------------    -------------

                                                                                                  $    12,884,720    $  12,526,935
                                                                                                  ===============    =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
    Accounts payable                                                                              $       444,367    $     732,739
    Due to officer/stockholder  and affiliates                                                                  -           40,854
    Note payable - officer/stockholder                                                                          -          500,000
    Accrued expenses  and other current liabilities                                                       171,267          523,426
                                                                                                  ---------------    -------------
                     Total current liabilities                                                            615,634        1,797,019
                                                                                                  ---------------    -------------
Note payable - officer/stockholder                                                                        500,000                -
                                                                                                  ---------------    -------------
Minority interest in consolidated subsidiary                                                                    -           43,119
                                                                                                  ---------------    -------------

Stockholders' equity:
    Preferred stock, $.01 par value; 5,000,000 shares
        authorized, no shares issued and outstanding                                                            -                -
    Common stock, $.01 par value; 30,000,000 shares authorized, 9,270,574
        and 9,808,605 shares issued and outstanding in 1998 and 1999, respectively                         92,706           98,086
    Additional paid-in capital                                                                         13,929,618       15,539,333
    Notes receivable from stockholders                                                                    (79,423)        (689,690)
    Accumulated deficit                                                                                (2,147,266)      (4,063,704)
    Accumulated other comprehensive loss                                                                  (26,549)        (197,228)
                                                                                                  ---------------    -------------
                    Total stockholders' equity                                                         11,769,086       10,686,797
                                                                                                  ---------------    -------------
                                                                                                  $    12,884,720    $  12,526,935
                                                                                                  ===============    =============

See accompanying notes to unaudited condensed consolidated financial statements.

                             ARTIFICIAL LIFE, INC.
                    (formerly Neurotec International Corp.)
             CONDENSED CONSOLIDATED STATEMENTS OF LOSS (Unaudited)

                                                          Three-month Period                          Six-month Period
                                                            Ended June 30,                              Ended June 30,
                                                -----------------------------------------    ----------------------------------
                                                        1998                 1999                    1998             1999
                                                --------------------   ------------------    -----------------   --------------
Revenues:
        Software license agreements                 $        -           $   351,743           $  116,667          $   351,743
        Application services                           116,362               784,093              332,713            1,222,816
        Software products                                    -                 1,141                    -                1,841
                                                    ----------           -----------           ----------          -----------
                                                       116,362             1,136,977              449,380            1,576,400
                                                    ----------           -----------           ----------          -----------

Operating expenses:
    Selling, general and administrative                270,352             1,264,093              596,620            2,042,275
    Engineering                                        111,035               829,115              249,789            1,073,094
    Research and development                            83,230               131,673              128,103              286,524
    Depreciation and amortization                       24,540                88,131               54,112              124,285
                                                    ----------           -----------           ----------          -----------
                  Total operating expenses             489,157             2,313,012            1,028,624            3,526,178
                                                    ----------           -----------           ----------          -----------

                  Loss from operations                (372,795)           (1,176,035)            (579,244)          (1,949,778)

Other income (expenses):
    Foreign exchange loss                                    -               (15,596)                   -              (44,720)
    Equity in loss of joint venture                          -               (31,020)                   -              (31,020)
    Write-down of investment                                 -               (45,965)                   -              (45,965)
    Interest income                                          -                72,224                    -              180,556
    Interest expense                                    (1,243)              (12,737)              (6,781)             (25,511)
                                                    ----------           -----------           ----------          -----------
Loss before income
    tax benefit                                       (374,038)           (1,209,129)            (586,025)          (1,916,438)
Income tax benefit                                           -                     -                    -                    -
                                                    ----------           -----------           ----------          -----------
Net loss                                            $ (374,038)          $(1,209,129)          $ (586,025)         $(1,916,438)
                                                    ==========           ===========           ==========          ===========

Basic and diluted net loss per share                    $(0.05)               $(0.13)              $(0.08)              $(0.20)

Weighted average shares outstanding
    used in per share calculation                    6,971,311             9,425,486            6,969,273            9,364,591

See accompanying notes to unaudited condensed consolidated financial statements.

                             ARTIFICIAL LIFE, INC.
                    (formerly Neurotec International Corp.)
     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

                                    Comprehensive                                    Common
                                       Income        Preferred Stock                 Stock
                                       (Loss)            Shares        Amount        Shares       Amount
                                    -------------    ----------------  ------   -------------     ------
Balance at December 31, 1997                                      -         -       6,967,213     $69,672

Net loss                              $  (586,085)                -         -          53,278         533
                                      ===========     -------------    ------  --------------     -------
Balance at June 30, 1998                                          -         -       7,020,491     $70,205
                                                      =============    ======  ==============     =======



Balance at December 31, 1998                                      -         -       9,270,574     $92,706

Issuance of common stock                                          -         -         538,031       5,380

Repayment of notes receivable
    from stockholders                                             -         -               -           -

Comprehensive income:
    Net loss                          $(1,916,438)                -         -               -           -

    Foreign currency translation
        adjustment                       (170,679)                -         -               -           -
                                      -----------
            Total comprehensive
             loss                     $(2,087,117)
                                      ===========     -------------    ------  --------------     -------
Balance at June 30, 1999                                          -         -       9,808,605      98,086
                                                      =============    ======  ==============     =======






                                                                                      Accumulated
                                      Additional                      Retained           Other               Total
                                       Paid-in          Notes         Earnings       Comprehensive       Stockholders'
                                       Capital        Receivable     (Deficit)           Loss           Equity (Deficit)
                                    -------------  ----------------  ---------      -------------      --------------------

Balance at December 31, 1997          $   426,567     $       -      $  (168,047)        $       -         $   328,192

Net loss                                  180,834             -         (586,085)                -            (404,718)
                                      -----------     ---------     ------------        ----------        ------------

Balance at June 30, 1998              $   607,401     $       -      $  (754,132)        $       -         $   (76,526)
                                      ===========     =========      ===========         =========         ===========


Balance at December 31, 1998          $13,929,618     $ (79,423)     $(2,147,266)        $ (26,549)        $11,769,086

Issuance of common stock                1,609,715      (674,999)               -                 -             940,096

Repayment of notes receivable
    from stockholders                           -        64,732                -                 -              64,732

Comprehensive income:
    Net loss                                    -             -       (1,916,438)                -          (1,916,438)

    Foreign currency translation
        adjustment                              -             -                -          (170,679)           (170,679)

            Total comprehensive
             loss

                                      -----------     ---------     ------------        ----------        ------------
Balance at June 30, 1999              $15,539,333     $(689,690)     $(4,063,704)        $(197,228)        $10,686,797
                                      ===========     =========      ===========         =========         ===========


See accompanying notes to unaudited condensed consolidated financial statements

                             ARTIFICIAL LIFE, INC.
                    (FORMERLY NEUROTEC INTERNATIONAL CORP.)
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   Six-month Period
                                                                                     Ended June 30,
                                                                                ------------------------
                                                                                  1998            1999
                                                                                --------        --------
Cash flows from operating activities:
   Net loss                                                                     $(586,025)     $(1,916,438)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation and amortization                                               54,112          168,313
       Write-down of equity investment                                                  -           45,965
       Equity in loss of joint venture                                                  -           31,020
       Intercompany profit elimination                                                  -          329,227
       (Increase) decrease in due to/from affiliates                              243,499         (627,407)
       (Increase) decrease in deposits and other assets                             3,715          (56,859)
       (Increase) decrease in accounts receivable, trade                          247,125         (155,769)
       (Increase) decrease in prepaid expenses and other current assets            42,215         (112,041)
       Increase in accounts payable and accrued expenses                          143,097          646,126
       Decrease in deferred revenue                                              (116,667)               -
       (Increase) decrease in due to/from officer/stockholders                   (180,931)         113,621
                                                                                ---------      -----------
          Net cash used by operating activities                                  (149,860)      (1,534,242)
                                                                                ---------      -----------

Cash flows from investing activities:
    Purchases of property and equipment                                            (2,298)        (853,195)
    Expenditures for capitalized software development costs                             -         (787,819)
    Net assets acquired in business acquisition                                         -           21,119
    Investment in joint venture                                                         -       (1,022,269)
                                                                                ---------      -----------
          Net cash used by investing activities                                    (2,298)      (2,642,164)
                                                                                ---------      -----------

Cash flows from financing activities:
     Proceeds from notes receivable from stockholders                                   -           64,732
     Proceeds from note payable to officer/stockholders                           500,000                -
     Proceeds from issuance of common stock                                       181,367          940,096
                                                                                ---------      -----------
         Net cash provided by financing activities                                681,367        1,004,828
                                                                                ---------      -----------
Effect of exchange rate changes on cash                                                 -         (129,712)
                                                                                ---------      -----------
Net increase (decrease) in cash and cash equivalents                              529,209       (3,301,290)

Cash and cash equivalents at beginning of period                                   22,382       11,687,829
                                                                                ---------      -----------
Cash and cash equivalents at end of period                                      $ 551,591      $ 8,386,539
                                                                                =========      ===========

Supplemental disclosure of cash flow information:
   Interest paid                                                                $   6,781      $    25,511
   Income taxes paid                                                                2,000                -
   Note receivable received upon exercise of stock options                              -          674,999

See accompanying notes to unaudited condensed consolidated financial statements.

                             ARTIFICIAL LIFE, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                   THREE AND SIX MONTHS ENDED JUNE 30, 1999


1.  BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the accounts of Artificial Life, Inc. and its wholly-owned subsidiaries; Artificial Life Europe AG and Artificial Life Deutchland AG (commenced operations in April 1999), and a 51% owned subsidiary Artificial Life Ventures, Inc. (acquired in June 1999). Significant intercompany balances and transactions have been eliminated in consolidation. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statement presentation.

    The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of operating results for the interim periods presented have been made.

    The financial information included in this report has been prepared in conformity with the accounting policies, reflected in the financial statements included in the Company's Annual Report on Form 10-K filed for the year ended December 31, 1998 with the Securities and Exchange Commission.

2.  NET LOSS PER SHARE

    Basic net loss per share is calculated based on the weighted average number of common shares outstanding for the three and six month periods ended June 30, 1998 and 1999. Basic and diluted net loss per share are the same as the effect of inclusion of all common stock equivalents would be anti-dilutive.

3.  COMMON STOCK

    In January 1999, the Company issued 40,000 shares of common stock at $8.50 per share in connection with the underwriter's exercise of its over-allotment option. Net proceeds to the Company amounted to $302,600.

    In May 1999, the Company issued 184,426 shares of common stock in connection with the exercise of outstanding stock options. The total proceeds in the amount of $674,999 were received in the form of a note receivable due May 7, 2000 with interest at 15%.

    In June 1999, the Company issued 174,179 shares of common stock in connection with the exercise of outstanding stock options. The total proceeds in the amount of $637,495 were received in cash.

    In June 1999, an officer/stockholder exercised 184,426 stock options using a net exercise feature in exchange for 139,426 shares of common stock.

                             ARTIFICIAL LIFE, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 - CONCLUDED -


4.  JOINT VENTURE

    In April 1999, the Company entered into a joint venture with two international retailers in the field of e-commerce. The main focus of this joint venture is to sell consumer goods over the Internet using deep discounts and high volume, both in terms of transactions and web visits. As part of the transaction, the Company will license its SmartBot technology to the joint venture. In addition, the Company will provide products and software development and consulting services to the joint venture and receive payments therefor. The partners in the joint venture will be responsible for using their purchasing relationships to obtain certain consumer products which will be sold on the joint venture's e-commerce Website. The Company has allocated up to $2,150,000 of the proceeds from its IPO to purchase its 50% interest in this joint venture and to meet its obligations to contribute additional capital to the joint venture. As of June 30, 1999, the Company had invested $1,022,269 in the joint venture. Under the terms of the joint venture agreement, the Company may market any e-commerce applications it develops to other e-commerce companies.

5.  SEGMENT INFORMATION

    The Company, whose operations consist of a single line of business, develops, markets and supports "intelligent software robots," software programs that the Company designs to automate and simplify time-consuming and complex business-related Internet functions.

    At June 30, 1999, the Company has operations located outside the United States in Switzerland, Germany and Russia. The Company's operations in Europe commenced in late 1998 and generated no revenues as of December 31, 1998.

    Other financial data for the six months ended June 30, 1999 is as follows:

                                 United
                                 States               Europe             Eliminations             Total
                            ----------------     ----------------     -------------------     --------------
Revenue from external
     customers                  $   972,808           $  603,592             $         -        $ 1,576,400
Intersegment revenue                322,050              414,348                (736,398)                 -
Loss from operations             (1,125,050)            (462,161)               (329,227)        (1,916,438)
Identifiable assets              13,539,871            3,229,356              (4,242,292)        12,526,935


6.  ACQUISITION

    In June 1999, the Company acquired 51% of the outstanding stock of Cybermind Ventures, Inc. ("Cybermind") for $75,000 from two of the Company's stockholders. Cybermind was inactive with a net loss in 1999 through the date of acquisition of $5,520. At the time of the acquisition, Cybermind's name was changed to Artificial Life Ventures, Inc.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


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

As a result of a change in control of the Company in connection with the Management Buyout, the Company has presented its assets and liabilities subsequent to July 3, 1997 to reflect the purchase price paid for the stock of the Company. This treatment is consistent with "push down" accounting as promulgated by the Securities and Exchange Commission ("SEC"). In Management's opinion, the purchase price of the Company's stock in the Management Buyout reflected the fair value of the Company at such time.
The difference between the Company's net book value at July 4, 1997 and the fair value has been recorded as a reduction of the Company's net deferred tax asset and long-term assets, resulting in a new depreciation basis for financial statement purposes for such assets. As of July 4, 1997, the stockholder's equity section reflects cumulative earnings prior to the Management Buyout as paid-in capital. As a result, retained earnings at June 30, 1999 reflects the results of operations of the Company only from the date of the Management Buyout.

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

In addition, as a result of the Company's recent transition in its primary business focus from software consulting to product development, marketing and support, the Company's research and development expenditures increased to $446,317 for the year ended December 31, 1998 from zero in 1997 and $286,524 for the six months ended June 30, 1999 compared to $128,103 for the six months ended June 30, 1998. This increase is due to the fact that, prior to 1998, all research and development expenditures were related to consulting services for which the Company was reimbursed by its customers and thus, such expenditures are included in engineering expenses in the Company's financial statements through December 31, 1997. Conversely, during 1998, due to the Company's shift in business focus, the Company had most of its employees engaged in the research and development of its SmartBot products.

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

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

REVENUES: Revenues for the six months ended June 30, 1999 were $1,576,400 as compared to $449,380 for the six months ended June 30, 1998. The increase of $1,127,020 or 250.79% is primarily attributable to the Company's entering into a consulting agreement with a European Trust which generated application services revenue of $ 970,967 and license revenues related to the Company's joint venture of $ 351,743. Revenue for the six months ended June 30, 1998 was from application services and software license agreements.

ENGINEERING EXPENSES: Engineering expenses generally consist of salary and payroll tax expenses, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering requirements of the products and services from which the Company derives its revenues. Engineering expenses for the six months ended June 30, 1999 were $1,073,094 as compared to $249,789 for the six months ended June 30, 1998. The increase of $823,305 or 329.60% is attributable to costs incurred in connection with the European Trust consulting agreement entered into in 1999.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses consist of expenses similar in nature to engineering expenses except that such expenses typically relate to new products and activities that will generate revenue at some future date. Research and development expenses for the six months ended June 30, 1999 were $286,524 as compared to $128,103 for the six months ended June 30, 1998. The increase of $158,421 or 123.67% is attributable to the Company's increased product development activities. Significant increases include professional affiliation costs of approximately $60,000, travel of $36,000 and amortization of capitalized software costs of $44,000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling expenses consist of salary and payroll tax expenses of marketing personnel and costs relating to marketing materials, promotional videos, advertising and public relations activities. General and administrative expenses consist of salary and payroll tax expenses of administrative personnel, rent, legal and accounting fees and costs associated with employee benefits, supplies, communications and travel. Selling, general and administrative expenses for the six months ended June 30, 1999 were $2,042,275 as compared to $596,620 for the six months ended June 30, 1998. The increase of $1,445,655 or 242.31% is attributable to the establishment of our U.S. and international sales and development infrastructure. Significant increases include payroll costs of approximately $535,000 (461.21%), professional fees of $487,000 (1,106.82%), marketing and promotion of $230,000 (822.80%) and travel and entertainment of $225,000 (738.88%).

NET LOSS: Net loss for the six months ended June 30, 1999 was $1,916,438 as compared to a net loss of $586,025 for six months ended June 30, 1998. This increase of $1,330,413 or 227.02% was related to the Company's international expansion of its sales, marketing and developmental infrastructure.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

REVENUES: Revenues for the quarter ended June 30, 1999 were $1,136,977 as compared to $116,362 for the quarter ended June 30, 1998. The increase of $1,020,615 or 877.10% is primarily attributable to the Company's entering into a consulting agreement with a European Trust that generated application service revenue of $531,000 and license revenue related to the Company's joint venture of $ 351,743. Revenue in the second quarter of 1998 was from application services.

ENGINEERING EXPENSES: Engineering expenses generally consist of salary and payroll tax expenses, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering requirements of the products and services from which the Company derives its revenues. Engineering expenses for the quarter ended June 30, 1999 were $829,115 as compared to $111,035 for the quarter ended June 30, 1998. The increase of $718,080 or 646.71% is attributable to costs incurred in connection with the European Trust consulting agreement entered into in 1999.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses consist of expenses similar in nature to engineering expenses except that such expenses typically relate to new products and activities that will generate revenue at some future date. Research and development expenses for the quarter ended June 30, 1999 were $131,673 as compared to $83,230 for the quarter ended June 30, 1998. The increase of $48,443 or 58.20% is attributable to the Company's increased product development activities. Significant increases include payroll costs of approximately $ 12,000 and professional affiliation costs of approximately $30,000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling expenses consist of salary and payroll tax expenses of marketing personnel and costs relating to marketing materials, promotional videos, advertising and public relations activities. General and administrative expenses consist of salary and payroll tax expenses of administrative personnel, rent, legal and accounting fees and costs associated with employee benefits, supplies, communications and travel. Selling, general and administrative expenses for the quarter ended June 30, 1999 were $1,264,093 as compared to $270,352 for the quarter ended June 30, 1998. The increase of $993,741 or 367.57% is attributable to the establishment of our U.S. and international sales and development infrastructure. Significant increases include payroll costs of approximately $303,000 (513.56%), professional fees of $338,800 (1,652.39%), marketing and promotion of $174,000 (1,247.72%) and travel and entertainment of $132,000 (432.79%).

NET LOSS: Net loss for the quarter ended June 30, 1999 was $1,209,129 as compared to a net loss of $374,038 for the quarter ended June 30, 1998. This increase of $835,091 or 223.26% was related to the Company's international expansion.

LIQUIDITY AND CAPITAL RESOURCES

From inception through July 3, 1997, the Company funded its operations primarily through initial equity investments in 1994 and 1995 totaling $500,000 and net income from operations. Subsequent to July 3, 1997, the Company incurred operating losses in connection with its transition from software consulting to product development, marketing and sales. These losses are expected to increase and have been funded to date by a long-term stockholder loan of $500,000, a private placement of Common Stock of $181,367, the net proceeds of which the Company received in June 1998 and a private placement of 824,000 shares of Common Stock which raised $3,946,481 in net proceeds. In December 1998, the Company received $9,302,773 net proceeds from its Initial Public Offering (IPO) in which 1,400,000 shares of common stock were sold. In January 1999, the Company issued 40,000 shares of common stock at $8.50 per share in connection with the underwriter's exercise of its over-allotment option. Net proceeds to the Company amounted to $302,600. In May 1999, the Company issued 184,426 shares of common stock in connection with the exercise of outstanding stock options. The total proceeds in the amount of $674,999 were received in the form of a note receivable due May 7, 2000 with interest at 15%. In June 1999, the Company issued 174,179 shares of common stock in connection with the exercise of outstanding stock options. The total proceeds received in connection with such exercise were $637,495. The Company's requirements for additional capital will depend on many factors, including but not limited to the progress and costs associated with its research and development activities, production costs and sales, marketing and promotional programs, establishment of foreign operations and the levels of revenues achieved through the sale of its SmartBot suite of products. The Company has currently placed excess funds in interest bearing vehicles such as money market accounts and savings accounts.

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

The Company leases office and other space and various office equipment under various noncancelable leases. Minimum annual lease payments, exclusive of additional operating costs, for the years ended December 31, 1999, 2000 and 2001 are $359,908, $576,073 and $368,617, respectively. In addition, new lease agreements are anticipated to be signed during the third-quarter of 1999 for office space requirements in Switzerland and New York.

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

The Company has entered into a joint venture with two international retailers in the field of e-commerce. The main focus of this joint venture is to sell consumer goods over the Internet using deep discounts and high volume, both in terms of transactions and web visits. As part of the transaction, the Company will license its SmartBot technology to the joint venture. In addition, the Company will provide products and software development and consulting services to the joint venture and receive payments therefor. The partners in the joint venture will be responsible for using their purchasing relationships to obtain certain consumer products which will be sold on the joint venture's e-commerce Website. The Company has allocated up to $2,150,000 of the proceeds from its IPO to purchase its 50% interest in this joint venture and to meet its obligations to contribute additional capital to the joint venture. As of June 30, 1999, the

Company has invested $1,022,269 in this joint venture. License revenue recorded in the second quarter of 1999 was derived from this relationship.

In addition, the Company has concluded its development and consulting project with a Europe-based global trust and has submitted its findings to the client. The project goal was to define and design the trust's future Internet-based financial services and to use these services to broaden the trust's market potential. The Company is currently negotiating a contract for the implementation of this development project. As part of the transaction, the Company would provide products and software consulting services to the trust and receive payments therefor.

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

The Company has incurred a loss for income tax purposes for fiscal 1998 and the first two quarters of 1999. This loss will be available to carry forward and reduce income taxes, if any, in future periods.


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

The Company completed a preliminary review of its information and non-information technology systems as they pertain to both internal operations and product development. This review, the costs of which are not deemed material, included its existing and planned computer software and hardware. The Company believes that these systems are Year 2000 compliant and has made an initial determination that the costs and/or consequences associated with the Year 2000 issue are not expected to have a material adverse effect on its business operations or future financial condition. At this time, however, the Company is developing a specific plan for assessing third party vendor systems, assessing the readiness of significant suppliers and customers, and taking remedial action, if necessary. The Company does not know the amount or material nature of expenditures that it may incur in connection with this assessment, but continues to believe that the costs associated with the Year 2000 compliance will not have a material impact on the Company's future operating results. The preliminary review completed during the second quarter of 1999 revealed no material issues regarding network hardware and software. In addition, certain other internal systems and third party development tools are still being evaluated with a final assessment to be completed by September 30, 1999. The Company, however, will continue to monitor the Year 2000 readiness of these systems and will take additional review or remedial action if it deems it necessary to do so. During the remainder of 1999, but not later than September 30, 1999, the Company will evaluate its need to complete a final review, which may include soliciting and obtaining certification of Year 2000 compliance from certain third party software vendors and determining the readiness of its significant suppliers and customers. Nevertheless, the Company does not currently expect to experience Year 2000 problems as its computer hardware is generally no more than two years old and it has the latest version of computer software programs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

During the six months ended June 30, 1999, the Company has increased the amounts of cash denominated in foreign currencies in connection with its European operations. The Company believes these amounts, $1,543,013 at June 30, 1999, are necessary to meet the operating requirements of its European subsidiaries.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

None.

ITEM 2.  CHANGE IN SECURITIES
         --------------------

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER
         --------------------------------------------------

None.

ITEM 5.  OTHER INFORMATION
         -----------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

  (a)  Exhibits:

       Exhibit 27 - Financial Data Schedule

  (b)  Reports on Form 8-K:

       No Reports on Form 8-K were filed by the Company during the six months ended June 30, 1999.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                           ARTIFICIAL LIFE, INC.
                                       -------------------------------
                                               (registrant)


                               By: /s/Eberhard Schoneburg
                                  ---------------------------------------------
                                  Eberhard Schoneburg
                                  Chairman, President & Chief Executive Officer (Principal Executive Officer)



Dated:  August 12, 1999