Form 10-Q/A
period 1999-06-30
ARTIFICIAL LIFE INC
filed 1999-11-09
CIK 1070361

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-Q/A

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

                             ARTIFICIAL LIFE, INC.
                    (formerly Neurotec International Corp.)
             CONDENSED CONSOLIDATED STATEMENTS OF LOSS (Unaudited)

                                                          Three-month Period                          Six-month Period
                                                            Ended June 30,                              Ended June 30,
                                                -----------------------------------------    ----------------------------------
                                                        1998                 1999                    1998             1999
                                                --------------------   ------------------    -----------------   --------------
Revenues:
        Software license agreements                 $        -           $   351,743           $  116,667          $   351,743
        Application services                           116,362               532,244              332,713              970,967
        Software products                                    -                 1,141                    -                1,841
                                                    ----------           -----------           ----------          -----------
                                                       116,362               885,128              449,380            1,324,551
                                                    ----------           -----------           ----------          -----------

Operating expenses:
    Selling, general and administrative                270,352             1,264,093              596,620            2,042,275
    Engineering                                        111,035               577,266              249,789              821,245
    Research and development                            83,230               131,673              128,103              286,524
    Depreciation and amortization                       24,540                88,131               54,112              124,285
                                                    ----------           -----------           ----------          -----------
                  Total operating expenses             489,157             2,061,163            1,028,624            3,274,329
                                                    ----------           -----------           ----------          -----------

                  Loss from operations                (372,795)           (1,176,035)            (579,244)          (1,949,778)

Other income (expenses):
    Foreign exchange loss                                    -               (15,596)                   -              (44,720)
    Equity in loss of joint venture                          -               (31,020)                   -              (31,020)
    Write-down of investment                                 -               (45,965)                   -              (45,965)
    Interest income                                          -                72,224                    -              180,556
    Interest expense                                    (1,243)              (12,737)              (6,781)             (25,511)
                                                    ----------           -----------           ----------          -----------
Loss before income
    tax benefit                                       (374,038)           (1,209,129)            (586,025)          (1,916,438)
Income tax benefit                                           -                     -                    -                    -
                                                    ----------           -----------           ----------          -----------
Net loss                                            $ (374,038)          $(1,209,129)          $ (586,025)         $(1,916,438)
                                                    ==========           ===========           ==========          ===========

Basic and diluted net loss per share                    $(0.05)               $(0.13)              $(0.08)              $(0.20)

Weighted average shares outstanding
    used in per share calculation                    6,971,311             9,425,486            6,969,273            9,364,591

See accompanying notes to unaudited condensed consolidated financial statements.

                             ARTIFICIAL LIFE, INC.
                    (formerly Neurotec International Corp.)
     CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

                                    Comprehensive                                    Common
                                       Income        Preferred Stock                 Stock
                                       (Loss)            Shares        Amount        Shares       Amount
                                    -------------    ----------------  ------   -------------     ------
Balance at December 31, 1997                                      -         -       6,967,213     $69,672

Net loss                              $  (586,085)                -         -          53,278         533
                                      ===========     -------------    ------  --------------     -------
Balance at June 30, 1998                                          -         -       7,020,491     $70,205
                                                      =============    ======  ==============     =======



Balance at December 31, 1998                                      -         -       9,270,574     $92,706

Issuance of common stock                                          -         -         538,031       5,380

Repayment of notes receivable
    from stockholders                                             -         -               -           -

Comprehensive income:
    Net loss                          $(1,916,438)                -         -               -           -

    Foreign currency translation
        adjustment                       (170,679)                -         -               -           -
                                      -----------
            Total comprehensive
             loss                     $(2,087,117)
                                      ===========     -------------    ------  --------------     -------
Balance at June 30, 1999                                          -         -       9,808,605     $98,086
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

    Other financial data for the six months ended June 30, 1999 is as follows:

                                 United
                                 States               Europe             Eliminations             Total
                            ----------------     ----------------     -------------------     --------------
Revenue from external
     customers                  $   972,808           $  351,743             $         -        $ 1,324,551
Intersegment revenue                322,050              666,197                (988,247)                 -
Loss from operations             (1,125,050)            (462,161)               (329,227)        (1,916,438)
Identifiable assets              13,539,871            3,229,356              (4,242,292)        12,526,935


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

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

REVENUES: Revenues for the six months ended June 30, 1999 were $1,324,551 as compared to $449,380 for the six months ended June 30, 1998. The increase of $875,171 or 194.75% is primarily attributable to the Company's entering into a consulting agreement with a European Trust which generated application services revenue of $970,967 and license revenues related to the Company's joint venture of $351,743. Revenue for the six months ended June 30, 1998 was from application services and software license agreements.

ENGINEERING EXPENSES: Engineering expenses generally consist of salary and payroll tax expenses, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering requirements of the products and services from which the Company derives its revenues. Engineering expenses for the six months ended June 30, 1999 were $821,245 as compared to $249,789 for the six months ended June 30, 1998. The increase of $571,456 or 228.78% is attributable to costs incurred in connection with the European Trust consulting agreement entered into in 1999.

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

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

REVENUES: Revenues for the quarter ended June 30, 1999 were $885,128 as compared to $116,362 for the quarter ended June 30, 1998. The increase of $768,766 or 660.67% is primarily attributable to the Company's entering into a consulting agreement with a European Trust that generated application service revenue of $531,000 and license revenue related to the Company's joint venture of $351,743. Revenue in the second quarter of 1998 was from application services.

ENGINEERING EXPENSES: Engineering expenses generally consist of salary and payroll tax expenses, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering requirements of the products and services from which the Company derives its revenues. Engineering expenses for the quarter ended June 30, 1999 were $577,266 as compared to $111,035 for the quarter ended June 30, 1998. The increase of $466,231 or 419.90% is attributable to costs incurred in connection with the European Trust consulting agreement entered into in 1999.

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


                                           ARTIFICIAL LIFE, INC.
                                       -------------------------------
                                               (registrant)


                               By: /s/ Robert Pantano
                                  ---------------------------------------------
                                  Robert Pantano
                                  Chief Financial Officer
                                  (Duly Authorized Officer)


Dated:  November 9, 1999