Form 10-Q
period 1999-09-30
ARTIFICIAL LIFE INC
filed 1999-11-15
CIK 1070361

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q



(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _________________ TO _________________


     COMMISSION FILE NUMBER 0-25075
                            -------


                              ARTIFICIAL LIFE, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                04-3253298
--------------------------------------------------------------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)

    FOUR COPLEY PLACE, SUITE 102
        BOSTON, MASSACHUSETTS                              02116
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)



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


                   Common Stock, $0.01 par value per share--
                    9,808,605 shares as of October 31, 1999

PART I  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                              ARTIFICIAL LIFE, INC.
                     (formerly Neurotec International Corp.)

                CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                              December 31,        September 30,
                                                                                 1998                 1999
                                                                             ------------         ------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                $ 11,687,829         $  5,705,259
    Accounts receivable, trade                                                       --              1,201,692
    Due from officer/stockholder and affiliates                                   162,728               83,052
    Prepaid expenses and other current assets                                      99,958              250,838
                                                                             ------------         ------------
                    Total current assets                                       11,950,515            7,240,841
                                                                             ------------         ------------

Property and equipment:
    Furniture and fixtures                                                        145,281              356,981
    Computer equipment                                                            545,680            1,481,826
    Leasehold improvements                                                         45,544              155,087
    Office equipment                                                               57,620              182,181
                                                                             ------------         ------------
                                                                                  794,125            2,176,075
    Less accumulated depreciation and amortization                                160,274              471,750
                                                                             ------------         ------------
                                                                                  633,851            1,704,325
                                                                             ------------         ------------
Other assets:
    Capitalized software development costs, net
      of accumulated amortization of $122,459 in 1999                             215,169            1,157,383
    Investments in joint venture                                                     --                565,800
    Deposits and other assets                                                      85,185              107,364
                                                                             ------------         ------------
                                                                                  300,354            1,830,547
                                                                             ------------         ------------
                                                                             $ 12,884,720         $ 10,775,713
                                                                             ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                         $    444,367         $    506,101
    Due to officer/stockholder and affiliates                                        --                 41,012
    Note payable - officer/stockholder                                               --                500,000
    Accrued expenses and other current liabilities                                171,267              387,418
                                                                             ------------         ------------
                     Total current liabilities                                    615,634            1,434,531
                                                                             ------------         ------------

Note payable - officer/stockholder                                                500,000                 --
                                                                             ------------         ------------

Minority interest in consolidated subsidiary                                         --                 42,915
                                                                             ------------         ------------

Stockholders' equity:
    Preferred stock, $.01 par value; 5,000,000 shares
        authorized, no shares issued and outstanding                                 --                   --
    Common stock, $.01 par value; 30,000,000 shares authorized,
        9,270,574 and 9,808,605 shares issued and outstanding in
        1998 and 1999, respectively                                                92,706               98,086
    Additional paid-in capital                                                 13,929,618           15,539,333
    Notes receivable from stockholders                                            (79,423)            (727,515)
    Accumulated deficit                                                        (2,147,266)          (5,481,433)
    Accumulated other comprehensive loss                                          (26,549)            (130,204)
                                                                             ------------         ------------
                    Total stockholders' equity                                 11,769,086            9,298,267
                                                                             ------------         ------------

                                                                             $ 12,884,720         $ 10,775,713
                                                                             ============         ============


See accompanying notes to unaudited condensed consolidated financial statements.

                              ARTIFICIAL LIFE, INC.
                     (formerly Neurotec International Corp.)

                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                                   (Unaudited)

                                                        Three-month Period                      Nine-month Period
                                                        Ended September 30,                     Ended September 30,
                                                  -------------------------------         -------------------------------
                                                      1998                1999                1998                1999
                                                  -----------         -----------         -----------         -----------

Revenues:
        Software license agreements               $      --           $   955,946         $   116,667         $ 1,307,689
        Application services                             --               249,193             332,713           1,220,160
        Software products                                --                 6,349                --                 8,190
                                                  -----------         -----------         -----------         -----------
                                                         --             1,211,488             449,380           2,536,039
                                                  -----------         -----------         -----------         -----------

Operating expenses:
    Selling, general and administrative               480,077           1,677,046           1,076,697           3,719,321
    Engineering                                        59,108             586,292             308,897           1,407,537
    Research and development                          145,942             205,170             274,045             491,694
    Depreciation and amortization                      19,784             126,050              73,896             250,335
                                                  -----------         -----------         -----------         -----------
                  Total operating expenses            704,911           2,594,558           1,733,535           5,868,887
                                                  -----------         -----------         -----------         -----------

                  Loss from operations               (704,911)         (1,383,070)         (1,284,155)         (3,332,848)

Other income (expenses):
    Foreign exchange loss                                --                 2,201                --               (42,519)
    Equity in loss of joint venture                      --              (111,169)               --              (142,189)
    Write-down of investment                             --                  --                  --               (45,965)
    Interest income                                      --                99,380                --               279,936
    Interest expense                                  (13,047)            (13,873)            (19,828)            (39,384)
    Other, net                                           --                (1,302)               --                (1,302)
                                                  -----------         -----------         -----------         -----------

Loss before provision for
    income tax                                       (717,958)         (1,407,833)         (1,303,983)         (3,324,271)

Provision for income tax                                 --                 9,896                --                 9,896
                                                  -----------         -----------         -----------         -----------

Net loss                                          $  (717,958)        $(1,417,729)        $(1,303,983)        $(3,334,167)
                                                  ===========         ===========         ===========         ===========


Basic and diluted net loss per share              $     (0.10)        $     (0.14)        $     (0.19)        $     (0.35)

Weighted average shares outstanding
    used in per share calculation                   7,108,762           9,808,605           7,013,295           9,514,221



See accompanying notes to unaudited condensed consolidated financial statements.

                              ARTIFICIAL LIFE, INC.
                     (formerly Neurotec International Corp.)

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                         Comprehensive              Preferred Stock                       Common Stock
                                             Income          ------------------------------      ------------------------------
                                             (Loss)             Shares            Amount            Shares            Amount
                                          ------------       ------------      ------------      ------------      ------------
Balance at December 31, 1997                                          --       $        --          6,967,213      $     69,672

Net loss                                  $ (1,303,983)               --                --            903,361             9,034
                                          ============       ------------      ------------      ------------      ------------

Balance at September 30, 1998                                         --       $        --          7,870,574      $     78,706
                                                             ============      ============      ============      ============

Balance at December 31, 1998                                          --       $        --          9,270,574      $     92,706

Issuance of common stock                                              --                --            538,031             5,380

Repayment of notes receivable
    from stockholders net of
    increases for accrued interest                                    --                --                --                --

Comprehensive income:

    Net loss                              $ (3,334,167)               --                --                --                --

    Foreign currency translation
        adjustment                            (103,655)               --                --                --                --
                                          ------------

            Total comprehensive loss      $ (3,437,822)
                                          ============       ------------      ------------      ------------      ------------

Balance at September 30, 1999                                         --       $        --          9,808,605      $     98,086
                                                             ============      ============      ============      ============
                                                                                                  Accumulated
                                         Additional                            Retained              Other             Total
                                           Paid-in             Notes           Earnings          Comprehensive     Stockholders'
                                           Capital          Receivable         (Deficit)             Loss              Equity
                                         ------------      ------------       ------------       ------------       ------------
Balance at December 31, 1997             $    426,567      $        --        $     43,940       $        --        $    540,179

Net loss                                    4,302,044          (988,682)        (1,303,983)               --           2,018,413
                                         ------------      ------------       ------------       ------------       ------------

Balance at September 30, 1998            $  4,728,611      $   (988,682)      $ (1,260,043)      $        --        $  2,558,592
                                         ============      ============       ============       ============       ============

Balance at December 31, 1998             $ 13,929,618      $    (79,423)      $ (2,147,266)      $    (26,549)      $ 11,769,086

Issuance of common stock                    1,609,715          (674,999)               --                 --             940,096

Repayment of notes receivable
    from stockholders net of
    increases for accrued interest                --             26,907                --                 --              26,907

Comprehensive income:

    Net loss                                      --                --          (3,334,167)               --          (3,334,167)

    Foreign currency translation
        adjustment                                --                --                 --            (103,655)          (103,655)


            Total comprehensive loss
                                         ------------      ------------       ------------       ------------       ------------

Balance at September 30, 1999            $ 15,539,333      $   (727,515)      $ (5,481,433)      $   (130,204)      $  9,298,267
                                         ============      ============       ============       ============       ============

See accompanying notes to unaudited condensed consolidated financial statements

                              ARTIFICIAL LIFE, INC.
                     (formerly Neurotec International Corp.)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Nine-month period ended September 30,
                                                                              -------------------------------------
                                                                                      1998               1999
                                                                              -----------------     ---------------
Cash flows from operating activities:
   Net loss                                                                       $(1,303,983)      $ (3,334,167)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation and amortization                                                   73,896            372,794
       Write-down of investment                                                          --               45,965
       Equity in loss of joint venture                                                   --              142,189
       Intercompany profit elimination                                                   --              314,281
       Interest income accrued on notes receivable from stockholder                      --              (40,500)
       Decrease in due to/from affiliates                                             243,499             40,000
       (Increase) decrease in accounts receivable, trade                              273,187         (1,201,692)
       Increase in other assets                                                          (482)          (201,887)
       Increase (decrease) in accounts payable and other current liabilities          (55,674)           282,240
       (Increase) decrease in due to/from officer/stockholder                        (199,788)            80,730
                                                                                  -----------       ------------
          Net cash used by operating activities                                      (969,345)        (3,500,047)
                                                                                  -----------       ------------

Cash flows from investing activities:
    Purchases of property and equipment                                              (147,858)        (1,398,239)
    Expenditures for capitalized software development costs                              --           (1,007,618)
    Net assets acquired in business acquisition                                          --               21,119
    Investment in joint venture                                                          --           (1,022,269)
                                                                                  -----------       ------------
          Net cash used by investing activities                                      (147,858)        (3,407,007)
                                                                                  -----------       ------------

Cash flows from financing activities:
     Proceeds from notes receivable from stockholders                                    --               67,407
     Proceeds from note payable to officer/stockholders                               500,000               --
     Deferred costs in connection with initial public offering                       (121,380)              --
     Proceeds from issuance of common stock                                         3,322,396            940,096
                                                                                  -----------       ------------
         Net cash provided by financing activities                                  3,701,016          1,007,503
                                                                                  -----------       ------------

Effect of exchange rate changes on cash                                                  --              (83,019)
                                                                                  -----------       ------------

Net increase (decrease) in cash and cash equivalents                                2,583,813         (5,982,570)

Cash and cash equivalents at beginning of period                                       22,382         11,687,829
                                                                                  -----------       ------------
Cash and cash equivalents at end of period                                        $ 2,606,195       $  5,705,259
                                                                                  ===========       ============

Supplemental disclosure of cash flow information:
   Interest paid                                                                  $     8,520       $     39,384
   Income taxes paid                                                                    2,000             35,000
   Note receivable received upon exercise of stock options                             93,682            674,999
   Note receivable received from issuance of common stock                             895,000               --

See accompanying notes to unaudited condensed consolidated financial statements.

                              ARTIFICIAL LIFE, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999



1.   BASIS OF PRESENTATION


     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the accounts of Artificial Life, Inc. and its wholly-owned subsidiaries; Artificial Life Europe AG ("ALife Europe") and Artificial Life Deutschland AG (commenced operations in April 1999), and a 51% owned subsidiary Artificial Life Ventures, Inc. (acquired in June 1999). Significant intercompany balances and transactions have been eliminated in consolidation. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statement presentation.


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


2.   NET LOSS PER SHARE


     Basic net loss per share is calculated based on the weighted average number of common shares outstanding for the three and nine month periods ended September 30, 1998 and 1999. Basic and diluted net loss per share are the same as the effect of inclusion of all common stock equivalents would be anti-dilutive.


3.   COMMON STOCK

     In January 1999, the Company issued 40,000 shares of common stock at $8.50 per share in connection with the underwriter's exercise of its over-allotment option. Net proceeds to the Company amounted to $302,600.

     In May 1999, the Company issued 184,426 shares of common stock in connection with the exercise of outstanding stock options. The total proceeds amounted to $674,999 in the form of a note receivable due May 7, 2000 with interest at 15%.

     In June 1999, the Company issued 174,179 shares of common stock in connection with the exercise of outstanding stock options. The total proceeds amounted to $637,495 and were received in cash.

     In June 1999, an officer/stockholder exercised 184,426 stock options using a net exercise feature, in exchange for 139,426 shares of common stock.

                             ARTIFICIAL LIFE, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 - CONTINUED -



     On August 13, 1999, the Company issued 931,300 stock options to officers, directors, employees and consultants at an option price of $14.50 per share. The options are exercisable in equal amounts on the first, second and third anniversary of the option grant.

4.   JOINT VENTURE

     In April 1999, the Company entered into a joint venture with two international retailers in the field of e-commerce. The main focus of this joint venture is to sell consumer goods over the Internet using deep discounts and high volume, both in terms of transactions and web visits. As part of the transaction, the Company will license its SmartBot technology to the joint venture. In addition, the Company will provide products and software development and consulting services to the joint venture and receive payments therefor. The partners in the joint venture will be responsible for using their purchasing relationships to obtain certain consumer products which will be sold on the joint venture's e-commerce Website. The Company has allocated up to $2,150,000 of the proceeds from its IPO to purchase its 50% interest in this joint venture and to meet its obligations to contribute additional capital to the joint venture. As of September 30, 1999, $1,022,269 was invested by the Company in the joint venture. Under the terms of the joint venture agreement, the Company may market any e-commerce applications it develops to other e-commerce companies.

5.   SEGMENT INFORMATION

     The Company, whose operations consist of a single line of business, develops, markets and supports "intelligent software robots," software programs that the Company designs to automate and simplify time-consuming and complex business-related Internet functions.

     At September 30, 1999, the Company had operations located outside the United States in Switzerland, Germany and Russia. The Company's operations in Europe commenced in late 1998 and generated no revenues as of December 31, 1998.

     Other financial data for the nine months ended September 30, 1999 is as follows:

                               United States         Europe         Eliminations          Total
                               -------------       -----------      ------------       ------------
     Revenue from external
          customers             $  2,178,350       $   357,689       $      --         $  2,536,039
     Intersegment revenue            322,050         1,218,401        (1,540,451)              --
     Loss from operations         (1,855,081)       (1,163,503)         (315,583)        (3,334,167)
     Identifiable assets          12,355,336         2,810,554        (4,390,177)        10,775,713

                             ARTIFICIAL LIFE, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 - CONCLUDED -

6.   ACQUISITIONS

     In June 1999, the Company acquired 51% of the outstanding stock of Cybermind Ventures, Inc. ("Cybermind") for $75,000 from two of the Company's stockholders. Cybermind was inactive with a net loss in 1999 through the date of acquisition of $5,520. At the time of the acquisition, Cybermind's name was changed to Artificial Life Ventures, Inc. In November 1999, the Company acquired the remaining 49% of the outstanding stock of Artificial Life Ventures, Inc. from a stockholder of the Company. The Company acquired this stock for $75,000 in cash and the issuance of 5,000 stock options at an exercise price of $14.50 per share. The options have a three year life and vest in equal amounts on the first, second and third anniversary of the grant date.

     In October 1999, ALife Europe acquired all the outstanding common stock of IT Partners AG ("IT") for 120,000 Swiss Francs (approximately $80,000). IT is a Swiss company organized in June 1999 as a dealer of computer and other equipment and to provide related consulting services. IT was inactive through the date of acquisition.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


FORWARD-LOOKING STATEMENTS


This Quarterly Report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. The words "believe", "expect", "anticipate" and similar expressions identify forward-looking statements. Such statements are based on management's current assumptions and expectations and are subject to a number of factors and uncertainties which could cause actual results or business conditions to differ materially from those anticipated in the forward-looking statements. There can be no assurance that actual results will not differ materially from those described in such statements because of various factors, including, but not limited to: the recent change in the Company's strategy; limited revenues generated by the Company; the Company's dependence on the growth in demand for agent-based software products, such as the Company's suite of SmartBot products; competition with more established software companies; market acceptance of the Company's software robot products; the Company's ability to minimize design defects, software errors, misuse of the Company's products, incorrect data from external sources and other potential problems which may be out of the Company's control; the Company's ability to remain competitive by enhancing existing products, developing new products and technologies that address the increasingly sophisticated and varied needs of its customers and by responding to technological advances and emerging industry standards and practices on a cost-effective and timely basis; the ability of the Company to retain its key employees; the Company's dependence on third party contractors to complete portions of its development work; certain risks associated with sales in foreign markets, including political and economic instability, restrictive trade policies of foreign governments, local economic conditions in foreign markets, potentially adverse tax consequences and the burdens on customers of complying with a variety of applicable laws; the Company's dependence on continued growth of the Internet and online commerce; the Company's ability to protect its intellectual property and other proprietary rights; the Company's ability to raise additional financing, as necessary; the Company's ability to establish and maintain brand identity; the management of the Company's foreign operations; the success by the Company in identifying and licensing third party voice recognition software which will be compatible with its products; the impact of government regulations; the failure by the Company, its clients or suppliers to be year 2000 compliant; and, general economic conditions.

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

The difference between the Company's net book value at July 4, 1997 and the fair value has been recorded as a reduction of the Company's net deferred tax asset and long-term assets, resulting in a new depreciation basis for financial statement purposes for such assets. As of July 4, 1997, the stockholder's equity section reflects cumulative earnings prior to the Management Buyout as paid-in capital. As a result, retained earnings at September 30, 1999 reflects the results of operations of the Company only from the date of the Management Buyout.

Following the Management Buyout, the Company's management made the strategic decision to shift the Company's primary business focus from providing software consulting services to the development, marketing and support of its ALife suite of SmartBot software products. Management's decision to shift the primary business focus of the Company has had and will likely continue to have an adverse effect on the Company's results of operations in the near term. The Company expects that an increasing percentage of its future revenues will be derived from sales and services associated with its SmartBot software products and that revenues from its consulting business, as a percentage of gross revenues, will significantly decrease over time. For the first two quarters of 1999, the Company's major source of revenue was derived from its software consulting services, and it generated minimal revenue from the sale of its SmartBot software products. However, the third quarter of 1999 showed product license revenues exceeding application service revenues for the first time in Company history. The Company is currently expanding its research and development, production and marketing capabilities associated with the anticipated sale of its SmartBot products, and as a result, operating expenses are expected to increase significantly going forward. The Company expects to continue to incur increasing losses and generate negative cash flow from operations until at least the year 2000. To the extent that the Company's product development, marketing and sales efforts do not result in commercially successful products that generate significant net revenues, the Company will be materially adversely affected. There can be no assurance that the Company will ever generate sufficient revenues from the sale of the Company's products or associated services to achieve or maintain profitability.

In addition, as a result of the Company's recent transition in its primary business focus from software consulting to product development, marketing and support, the Company's research and development expenditures increased to $446,317 for the year ended December 31, 1998 from zero in 1997 and $491,694 for the nine months ended September 30, 1999 compared to $274,045 for the nine months ended September 30, 1998. This increase is due to the fact that, prior to 1998, all research and development expenditures were related to consulting services for which the Company was reimbursed by its customers and thus, such expenditures are included in engineering expenses in the Company's financial statements through December 31, 1997. Conversely, during 1998, due to the Company's shift in business focus, the Company had most of its employees engaged in the research and development of its SmartBot products.

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

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES: Revenues for the nine months ended September 30, 1999 were $2,536,039 as compared to $449,380 for the nine months ended September 30, 1998. The increase of $2,086,659 or 464.34% is primarily attributable to the Company entering into a consulting agreement with a European Trust which generated application services and license revenue of $1,877,217 and license revenues related to the Company's joint venture of $357,689. Revenue for the nine months ended September 30, 1998 was from application services and software license agreements.

ENGINEERING EXPENSES: Engineering expenses generally consist of salary and payroll tax expenses, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering requirements of the products and services from which the Company derives its revenues. Engineering expenses for the nine months ended September 30, 1999 were $1,407,537 as compared to $308,897 for the nine months ended September 30, 1998. The increase of $1,098,640 or 355.67% is primarily attributable to costs incurred in connection with the European Trust consulting agreement entered into in 1999 and the need for additional personnel with the growth in business.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses consist of expenses similar in nature to engineering expenses except that such expenses typically relate to new products and activities that will generate revenue at some future date. Research and development expenses for the nine months ended September 30, 1999 were $491,694 as compared to $274,045 for the nine months ended September 30, 1998. The increase of $217,649 or 79.42% is attributable to the Company's increased product development activities. Significant increases include professional affiliation costs of approximately $60,000, travel expenses of $36,000 and amortization of capitalized software costs of $122,000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling expenses consist of salary and payroll tax expenses of marketing personnel and costs relating to marketing materials, promotional videos, advertising and public relations activities. General and administrative expenses consist of salary and payroll tax expenses of administrative personnel, rent, legal and accounting fees and costs associated with employee benefits, supplies, communications and travel. Selling, general and administrative expenses for the nine months ended September 30, 1999 were $3,719,321 as compared to $1,076,697 for the nine months ended September 30, 1998. The increase of $2,642,624 or 245.44% is primarily attributable to the establishment of our U.S. and international sales and administrative infrastructure. Significant increases include payroll costs of approximately $914,000, professional fees of $623,000, marketing and promotion expenses of $458,000 and travel and entertainment expenses of $308,000.

NET LOSS: Net loss for the nine months ended September 30, 1999 was $3,334,167 as compared to a net loss of $1,303,983 for the nine months ended September 30, 1998. This increase of $2,030,184 or 155.69% was primarily attributable to the Company's international expansion of its sales, marketing and developmental infrastructure.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES: Revenues for the quarter ended September 30, 1999 were $1,211,488 as compared to $0(zero) for the quarter ended September 30, 1998. The increase is primarily attributable to the Company entering into a consulting agreement with a European Trust that generated application service and license revenue of $920,000.

ENGINEERING EXPENSES: Engineering expenses generally consist of salary and payroll tax expenses, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering requirements of the products and services from which the Company derives its revenues. Engineering expenses for the quarter ended September 30, 1999 were $586,292 as compared to $59,108 for the quarter ended September 30, 1998. The increase of $527,184 or 891.90% is primarily attributable to costs incurred in connection with the European Trust consulting agreement entered into in 1999 and the need for additional employees as a result of the growth in the Company's business.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses consist of expenses similar in nature to engineering expenses except that such expenses typically relate to new products and activities that will generate revenue at some future date. Research and development expenses for the quarter ended September 30, 1999 were $205,170 as compared to $145,942 for the quarter ended September 30, 1998. The increase of $59,228 or 40.58% is primarily attributable to an increase of payroll costs of $55,000 associated with increased product development activities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES: Selling expenses consist of salary and payroll tax expenses of marketing personnel and costs relating to marketing materials, promotional videos, advertising and public relations activities. General and administrative expenses consist of salary and payroll tax expenses of administrative personnel, rent, legal and accounting fees and costs associated with employee benefits, supplies, communications and travel. Selling, general and administrative expenses for the quarter ended September 30, 1999 were $1,677,046 as compared to $480,077 for the quarter ended September 30, 1998. The increase of $1,196,969 or 249.33% is primarily attributable to the establishment of our U.S. and international sales and administrative infrastructure. Significant increases include payroll costs of approximately $491,000, professional fees of $129,900, marketing and promotion expenses of $229,074 and travel and entertainment expenses of $63,000.

NET LOSS: Net loss for the quarter ended September 30, 1999 was $1,417,729 as compared to a net loss of $717,958 for the quarter ended September 30, 1998. This increase of $699,771 or 97.47% was primarily due to the Company's international expansion.

LIQUIDITY AND CAPITAL RESOURCES

From inception through July 3, 1997, the Company funded its operations primarily through initial equity investments in 1994 and 1995 totaling $500,000 and net income from operations. Subsequent to July 3, 1997, the Company incurred operating losses in connection with its transition from software consulting to product development, marketing and sales. These losses are expected to increase and have been funded to date by a long-term stockholder loan of $500,000, a private placement of Common Stock of $181,367, the net proceeds of which the Company received in June 1998 and a private placement of 824,000 shares of Common Stock which raised $3,946,481 in net proceeds. In December 1998, the Company received $9,302,773 net proceeds from its Initial Public Offering in which 1,400,000 shares of common stock were sold. In January 1999, the Company issued 40,000 shares of common stock at $8.50 per share in connection with the underwriter's exercise of its over-allotment option. Net proceeds to the Company amounted to $302,600. In May 1999, the Company issued 184,426 shares of common stock in connection with the exercise of outstanding stock options. The total proceeds amounted to $674,999 in the form of a note receivable due May 7, 2000 with interest at 15%. In June 1999, the Company issued 174,179 shares of common stock in connection with the exercise of outstanding stock options. The total proceeds amounted to $637,495 and were received in cash. In June 1999, an officer/stockholder exercised 184,426 stock options using a net exercise feature, in exchange for 139,426 shares of common stock. The Company's requirements for additional capital will depend on many factors, including but not limited to the progress and costs associated with its research and development activities, production costs and sales, marketing and promotional programs, establishment of foreign operations and the levels of revenues achieved through the sale of its SmartBot suite of products. The Company has currently placed excess funds in interest bearing vehicles such as money market accounts and savings accounts.

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

The Company leases office and other space and office equipment under various noncancelable leases. Minimum annual lease payments, exclusive of additional operating costs, for the years ended December 31, 1999, 2000, 2001, 2002, 2003 and thereafter are $384,502, $625,261, $417,805, $49,188, $49,188 and $172,158,
respectively. In addition, a new lease agreement is anticipated to be signed during the fourth-quarter of 1999 for space requirements for the New York office.

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

The Company has entered into a joint venture with two international retailers in the field of e-commerce. The main focus of this joint venture is to sell consumer goods over the Internet using deep discounts and high volume, both in terms of transactions and web visits. As part of the transaction, the Company will license its SmartBot technology to the joint venture. In addition, the Company will provide products and software development and consulting services to the joint venture and receive payments therefor. The partners in the joint venture will be responsible for using their purchasing relationships to obtain certain consumer products which will be sold on the joint venture's e-commerce Website. The Company has allocated up to $2,150,000 of the proceeds from its IPO to purchase its 50% interest in this joint venture and to meet its obligations to contribute additional capital to the joint venture. As of September 30, 1999, the Company has invested $1,022,269 in this joint venture. License revenue recorded in the second quarter of 1999 amounting to $351,743 was derived from this relationship.

In addition, the Company has concluded its development and consulting project with a Europe-based global trust and has submitted its findings to the client. The project goal was to define and design the trust's future Internet-based financial services and to use these services to broaden the trust's market potential. The Company is currently involved in the implementation phase of this development project. As part of the transaction, the Company would provide products and software consulting services to the trust and receive payments therefor.

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

The Company has incurred a loss for income tax purposes for fiscal 1998 and the first three quarters of 1999. This loss will be available to carry forward and reduce income taxes, if any, in future periods.

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

The Company has completed a detailed review of its information and non-information technology systems as they pertain to both internal operations and product development. This review, the costs of which were not material, included its existing and planned computer software and hardware. The Company believes that these systems are Year 2000 compliant and that the costs and/or consequences associated with the Year 2000 issue are not expected to have a material adverse effect on its business operations or future financial condition. The detailed review which was completed during the second quarter of 1999 revealed no material issues regarding network hardware and software. In addition, certain other internal systems and third party development tools were evaluated with a final assessment completed during the third quarter of 1999. In the course of its review, the Company also solicited and obtained certification of Year 2000 compliance from certain third party software vendors and determined the readiness of its significant suppliers and customers. The Company does not currently expect to experience Year 2000 problems as its computer hardware is generally no more than two years old and it has the latest version of computer software programs. The Company, however, will continue to monitor the Year 2000 readiness of its systems and will take additional review or remedial action if it deems it necessary to do so.

The Company's products, however, are designed to operate with third party software and data. The operation of the Company's existing and proposed products will be adversely affected if such third party software and data are not Year 2000 compliant or if such third parties have not used compatible technology in achieving compliance. The Company is in the process of certifying the Year 2000 readiness of third party software and data as they relate to and interact with the Company's software products and consulting activities.

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

After completing its assessment, the Company is developing appropriate contingency plans to address situations in which various systems of the Company, or of third-parties with which the Company does business, do not prove to be Year 2000 compliant. Some risks of the Year 2000 issue, however, are beyond the control of the Company and its suppliers and customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
        ---------------------------------------------------------

During the nine months ended September 30, 1999, the Company increased the amounts of cash denominated in foreign currencies in connection with its European operations. The Company believes these amounts, $1,656,944 at September 30, 1999, are necessary to meet the operating requirements of its European subsidiaries.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

None.

ITEM 2.  CHANGE IN SECURITIES
         --------------------

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER
         --------------------------------------------------

The Company held its Annual Meeting of Shareholders on August 13, 1999 and the following matters were voted at that meeting:

     1. The election of Elmar Wohlgensinger as Class III Director, to serve for a three year term of office expiring in 2002 or until his successor is elected. The following chart shows the number of votes cast for or against Mr. Wohlgensinger, as well as the number of abstentions and broker nonvotes:


                 For                 Against    Abstain    Broker Nonvotes
                 ---                 -------    -------    ---------------
              7,688,039               2,705       N/A           N/A

     2. The proposal to increase by 1,500,000 shares the aggregate number of shares for which stock options and stock awards may be granted under the Company's 1998 Equity Incentive Plan. The following chart shows the number of votes cast for or against the proposal, as well as the number of abstentions and broker nonvotes:


                 For                 Against    Abstain    Broker Nonvotes
                 ---                 -------    -------    ---------------
              7,047,783               29,504     1,125         655,532

ITEM 5.  OTHER INFORMATION
         -----------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

          (a)  Exhibits:

               Exhibit 27 - Financial Data Schedule


          (b)  Reports on Form 8-K:

               No Reports on Form 8-K were filed by the Company during the three months ended September 30, 1999.

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.



                                 ARTIFICIAL LIFE, INC.
                                 ---------------------
                                      (registrant)



                                 By:  /s/ Eberhard Schoneburg
                                      ----------------------
                                      Eberhard Schoneburg
                                      Chairman, President &
                                         Chief Executive Officer
                                      (Principal Executive Officer)



Dated:  November 15, 1999