Form 10-K
period 1999-12-31
ARTIFICIAL LIFE INC
filed 2000-03-30
CIK 1070361

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                                  (Mark One)

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                      OR
[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq SmallCap Market, of voting stock held on March 17, 2000 was approximately $302,277,450.

As of March 17, 2000, the Registrant had 10,075,915 shares of Common Stock outstanding.

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

Artificial Life, Inc. ("Artificial Life" or the "Company") develops, markets and supports "intelligent" software robots ("bots"). The Company's bots, known as "SmartBots," are software programs that the Company is developing to automate and simplify time-consuming and complex business-related Internet functions such as Web navigation, direct marketing, e-mail automation, user profiling, knowledge management, sales response and call center automation. The Company is also developing products for applications in data mining, statistical analysis and customer service to support the functionality of the SmartBot products. While each Artificial Life SmartBot will function independently and will be programmed for a particular application, customers will be able to combine the SmartBots to create what the Company believes will be the industry's first integrated commercial, robot-based electronic commerce ("e-commerce") solution. In addition, the Company provides software consulting services to corporations and other entities seeking software solutions, particularly in the field of "intelligent" software programs.

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

THE ARTIFICIAL LIFE SOLUTION

Artificial Life is continuing the development of its ALife suite of SmartBot products to assist in solving problems relating to information retrieval, Web navigation, sales and service support and direct marketing on the Internet. These software robots are designed to communicate in natural language and to respond "intelligently" to the user's command or inquiry, and in some cases, to act autonomously.

All of the Company's SmartBot products are based on the Company's ALife-SmartEngine technology. The ALife-SmartEngine is the core component that gives the Company's products the ability to converse with its users in natural language to process and respond to natural language commands or questions. The ALife-SmartEngine contains several "intelligent" modules that process and interpret manual input. These modules work together to break down the essential components of human conversation -- detailed knowledge of certain topics, casual talk about topics of interest ("small talk"), short and long term memory of previously discussed topics, and some emotional content and intentions that drive the conversation -- and use these components to "understand" and respond to the user in a manner that is more human-like and less machine-like than current "query-based" software. The Company believes that its products will allow people to interact with computers in a more natural way -- similar to a conversation with a human being.

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

The ALife-SmartEngine stores information in "Knowledge Bases," databases which can be combined or exchanged to give the derived products differing sets of expertise. Customers can add information to a Knowledge Base using a special "Knowledge Capture Editor." The ALife-SmartEngine has several linked stages that read text-based input and produce spoken or text-based output. When a user types in text or speaks to the ALife-SmartEngine via standard voice recognition software packages, the pre-processed speech input is routed to a parser. The parser then converts the input from a stream of text to a series of words and phrases. An analysis module draws on the topic information in the memory section of the ALife-SmartEngine as well as the syntactic structure of the sentence derived from the Knowledge Base. The major control module of the ALife-SmartEngine is a meta-control module (the "Meta Controller") that is essential for switching between the different speech processing modules to process the input and prepare the appropriate response corresponding to a given input. The Meta Controller picks a reply appropriate to the perceived intention of the user by applying a set of rules that define the conversational strategy of the bot. All modules communicate through the Meta Controller, which also coordinates and balances the weighting of each of the separate modules as the bot prepares its composite action.

Most of the Company's SmartBots communicate with the user through a life-like three-dimensional graphical interface known as an "Avatar." Most products come with a standard human-like Avatar. However, the Avatar may be customized by the customer, including using pre-existing branded icons or displays. For instance, an e-commerce retailer of computer equipment might customize its Avatar so that visitors to its Web site converse with a talking computer. The Company believes that the use of an animated "talking partner" allows people to interact with computers in a more natural and personal manner, and that the ability of the Company's customers to customize the Avatars allows them to develop or maintain brand or name recognition among visitors to a customer's Web site.

PRODUCTS

The Company is currently developing seven basic software robots for use individually or in various combinations.

ALIFE-WEBGUIDE: The Company released the Personal Version 1.0 of this SmartBot in September 1998.; the Professional Version 1.0 in November 1998 and the Enterprise Version in April 1999. These versions are designed to reside on a Web site and help users navigate the site by accepting and processing questions, such as search queries, from users in natural language and responding to users in natural language. These SmartBot versions engage the user in a "conversation" through questions and answers and, upon learning of the user's interests, are designed to display Web pages that match the content of the "conversation" or to suggest links to other locations on the Web site. In an e-commerce application, the ALife-WebGuide can be designed by the Web site host to function like a human sales associate at a retail store, greeting customers coming through the door of the virtual store and assisting them with advice and background information about products and prices. This bot allows the use of a customizable animated Avatar interface.

ALife-WebGuide versions run on both Netscape Navigator or Communicator 3.0 or higher and Microsoft Internet Explorer 3.0 or higher. The Enterprise Version of the ALife-WebGuide is designed with a client/server architecture, requiring a Java virtual machine 1.02 or higher. The Knowledge Capture Tool of the ALife-WebGuide Enterprise Version is designed to run on Microsoft Windows 95, 98 or NT. The Company believes that the potential market for this product includes Internet Web sites which need or desire a more user-friendly natural language interface.

ALIFE-SALESREP: The ALife-SalesRep is being designed for e-commerce retailers to use for one-to-one marketing on the Internet. Retailers will be able to collect user profile information and to add product information into this SmartBot's Knowledge Bases to deliver customer-specific targeted sales information on the Internet via e-mail. For example, the ALife-SalesRep can be configured by a corporate user to utilize customer profile information to deliver information about a specific sale or promotion to an existing or potential customer. In this type of application, called BOTME by the Company, the user will typically have the option of downloading the ALife-SalesRep Avatar to his or her computer. Once the Avatar is resident on the user's computer, the user can access the e-commerce retailer's Web site simply by clicking on the Avatar, which will appear as an icon on the user's computer screen. In many cases, such as its current use in the net-tissimo.com web site, it will maintain a link to the host Web site.

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

ALife-SalesRep is first being designed to run on personal computers with Microsoft Windows 98 or NT. The Company intends to release the Version of ALife-SalesRep in 2000. The initial target market for this product consists of advertising companies, companies with direct Internet marketing activities and more generally all companies with extensive Internet sales and marketing strategies and activities.

ALIFE-MESSENGER: The ALife-Messenger serves as a natural language-based automated e-mail reply and answering service. By customizing the Knowledge Bases of the ALife-Messenger, a company can automate replies to incoming e-mail queries and customer requests. The ALife-Messenger is designed to work like an off-line ALife-WebGuide by selecting appropriate answers to input queries in an "intelligent" way. However, instead of displaying Web pages, the ALife-Messenger is designed to automatically scan an incoming e-mail for certain keywords and phrases, prepare a reply e-mail and attach, as appropriate, additional information that matches what this SmartBot determines might be useful to the user, such as relevant documents, price-lists, and links to other Web sites. For an individual who purchases ALife-Messenger for his Web page, it could be used as a customized e-mail "answering machine" on the Internet. It is intended that, for a corporate purchaser using ALife-SalesRep, ALife-Messenger could subsequently be configured to select the appropriate ALife-SalesRep to be attached to the reply e-mails, with the goal of improving and supporting the direct marketing channel.

The ALife-Messenger supports standard e-mail systems. The Company released the
1.0 Version of the ALife-Messenger in April 1999. The Company markets this product to companies and institutions which need to extensively interact with clients via e-mail or which have extensive customer/client service programs using the Internet.

ALIFE-PORTFOLIO-MANAGER: The ALife-Portfolio-Manager is continuing to be developed to monitor an individual's investment portfolio. Once the user's portfolio guidelines are established, the ALife-Portfolio-Manager can monitor the portfolio 24 hours per day and autonomously notify the user when the user's price or ratio guidelines are not being met through one of a variety of predefined media such as e-mail, telephone or pager. In addition to monitoring existing investment portfolios, the Alife-Portfolio-Manager is continuing to be designed to find other potential investments fitting the user's specified criteria and notify the investor about any such investment opportunities once found.

The ALife-Portfolio-Manager is designed to run on personal computers with Microsoft Windows 98 or NT. The Company released the 1.0 Version of the ALife-Portfolio-Manager in November of 1999 on a project application basis only. The Company anticipates that the ALife-Portfolio-Manager will first be released for general distribution in March of 2000. The Company believes that the market for this product will consist of individuals and companies in the financial services industry, including Internet brokers, as well as individual investors.

ALIFE-CALL-CENTER-AGENT: The ALife-Call-Center-Agent is being designed to link conversations with a Company's WebGuide and eCRM solution to a human or live chat call center agent. The Alife Call-Center-Agent adds a module for problem solving to the Alife WebGuide. If the Alife Call-Center-Agent cannot solve a customer's problem by itself, it is intended to link the customer directly to a human call center agent.

The ALife-Call-Center-Agent will require an operating platform with a Java virtual machine. Additional software and hardware enhancements may be necessary depending on the specific interfaces to call center operating systems. The Company plans to release the 1.0 version of ALife-Call-Center-Agent by June of 2000. The Company intends to market this product to customers with call centers and to call center software vendors.

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

The ALife-Knowledge-Manager is being designed to run on standard OS platforms and to provide for interfaces to standard databases and third party document retrieval and management systems. The Company intends to use the product in its Web Services to be launched by the Company in 2000.

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

The ALife-Personal-Tutor is being designed to run on Windows 98 and NT or on standard Internet browsers for on-line applications. The Company released the first tutorial in July 1999 as a German language demonstration product focusing on the life of Albert Einstein called Einstein ALife, and presently the generic version is planned for release during the second quarter 2000. The Company's target market for this product is expected to be the CBT and IBT market, corporate intranets and extranets and the general education market.

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

Historically, the Company has derived substantially all of its revenues from software consulting services provided to a small number of customers with the exception of the year-ended December 31, 1999. During the year ended December 31, 1999, approximately 25% of the Company's revenue was derived from license sales. During the year ended December 31, 1998 substantially all of the Company's revenue was derived from the completion of its existing obligations for the Company's sole remaining consulting contract for 1998 and the resulting license sale thereto. During the year ended December 31, 1997, consulting services provided to the Company's two largest customers, Neurotec Hochtechnologie GmbH (its former parent company) and Passkey Systems, Inc., accounted for approximately 60% and 40% of the Company's total revenues, respectively. All revenues derived from software consulting services to the Company's former parent ceased shortly after the Management Buyout. Although the Company has shifted its primary business focus from software consulting to product development, marketing and support, the Company anticipates that it will continue to derive a portion of its revenues from software consulting projects. In particular, the Company expects that it will provide software solutions for companies and other entities seeking consulting expertise with agent-based software programs. In the near term, the Company believes that a significant percentage of its revenues may be derived from software consulting services. See "-- Strategic Alliances and Joint Ventures".

BUSINESS STRATEGY

In its first year as a publicly traded company, Artificial Life focused on developing its international presence, its sales and support infrastructure and completing the development of several products and continuing the development of others. From its St. Petersburg, Russia development facility, to sales and support offices in Switzerland, Germany and the United States, the Company feels it has achieved these primary goals. With these achievements noted and the first clients in place, the Company will now focus its attention on global sales and marketing, continued product development and Web Services.

The Company's objective is to become a worldwide leader in the development and implementation of commercial software robot-based solutions to solve various issues confronting today's Internet use. To achieve this objective, the Company's strategy includes the following key elements:

BUILD BRAND NAME RECOGNITION. The Company is seeking to achieve rapid and broad adoption of its products and strong brand recognition. The Company intends to embark on a promotional campaign to increase awareness of the Artificial Life brand and the ALife family of products in the year 2000. The promotional campaign is expected to involve traditional media (i.e., radio, television, print and trade shows) together with an emphasis on Internet channels. The initial campaign in print, online and television media began in November 1999. Further, the Company has also begun presenting at targeted industry trade shows and events.

CREATE MULTIPLE REVENUE STREAMS. The Company believes that its growing product line, corporate customization, product Web sites and its future installed user base will present a significant opportunity to develop and maintain multiple revenue streams resulting from product sales and maintenance, customization and consulting, licensing fees and potentially in the future, advertising and subscription revenues. As these different revenue streams mature, decisions will be made as to the expansion and contraction of existing programs based on their success as well as the introduction of new programs.

ESTABLISH STRATEGIC ALLIANCES. The Company intends to aggressively pursue strategic alliances to gain access to complementary technologies and distribution channels. The Company continually evaluates relationships with companies and other entities that offer technologies complementary to the Company's SmartBot products (such as speech integration and high-end graphics providers). The Company intends to use alliances wherever possible to gain economies of scale and to allow it to focus on its core strengths while using those of its partners to add the complementary functionality necessary to increase value to users. In 1999, the Company signed a cooperation agreement with PriceWaterhouse Coopers GmbH Germany (PwC) for joint sales and development activities that are intended to leverage the existing client base and consulting services of PwC to allow for the sale and integration of the Company's products within the PwC consulting group client base.

EXPAND GLOBALLY. The Company believes that significant opportunities exist to capitalize on the growth of the Internet internationally. Because the Company was once a subsidiary of a large and well-known German multimedia and Internet solutions company, it already has significant contacts with a number of European businesses. The Company believes that its products can be used worldwide, and accordingly the Company intends to initiate an international program of partnering and strategic investment to exploit cross-marketing, co-branding and promotional opportunities. In the fourth quarter of 1998, the Company established wholly owned European subsidiaries in Switzerland and Russia. In October 1998, the Company formed Artificial Life Europe AG ("Artificial Life Europe"). Artificial Life Europe, the headquarters of the Company's European activities will focus on strategic investments in Switzerland, joint ventures and product related consulting and development activities in the areas of e-commerce and Internet banking and act as a holding company for Artificial Life Solutions AG, the Swiss operating company, and Artificial Life RUS, the Russian research and development arm of the Company. In November 1998, Artificial Life Europe AG formed the wholly-owned subsidiary Artificial Life Rus Ltd ("Artificial Life Rus") which is based in St. Petersburg, Russia. The primary focus of Artificial Life Rus is product development, quality assurance and research. In the second quarter of 1999, the Company established its German subsidiary Artificial Life Deutschland AG ("Artificial Life Deutschland"), situated in Frankfurt, Germany. Artificial Life Deutschland will focus on strategic investments, product development, product customization, product-related marketing and sales activities and general support to German customers. Also in the second quarter 1999, the Company established Artificial Life Solutions AG. Headquartered in Switzerland, Artificial Life Solutions will focus on strategic investments, product development, product customization, product-related marketing and sales activities and general support to Swiss customers.

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

MARKETING AND SALES

It is the Company's belief that its products will ultimately serve the World Wide Web in a horizontal capacity but until significant branding is achieved, targeted vertical markets will be its most effective method in achieving installation success and product acceptance. The Company plans to sell and market its products through a variety of methods and channels, including but not limited to direct sales, distribution and channel agreements, strategic relationships and third party providers. The Company believes joint ventures and strategic relationships can be most effective in entering targeted vertical markets while targeted direct sales can be most effective for large, must-have clients. It is the Company's belief that this strategy will provide a cost effective means of achieving maximum exposure for its products and services.

In the first quarter of 1999, the Company began selling the ALife-WebGuide via the Company's Web site and through additional distribution partners. Also, the Company began distribution of its ALife-WebGuide `intelligent' software robot for the Benelux market under a non-exclusive distributor arrangement with MBE Consultants of Belgium. Based in Brussels, MBE Consultants is marketing and selling the Enterprise version of the ALife-WebGuide, and other products as they are released, and providing consulting services and training in the application and use of Artifical Life's software products. In September 1999, the Company signed a German market exclusive cooperation agreement with PriceWaterhouse Coopers mbH Germany (PwC) for joint sales and development activities. These efforts are intended to leverage the existing client base and consulting services of PwC that will allow for the sale and integration of the Company's products within PwC consulting group client base.

The Company is discussing a strategic relationship with an international entity already established in the call center market to market and sell the ALife-Call-Center-Agent. Due to the highly competitive nature of the call-center market, the Company believes this joint approach has the greater probability of success.

The ALife-Personal-Tutor and the ALife-Knowledge-Manager target the IBT/CBT market and the Intranet and corporate market. Accordingly, the Company intends to enhance its direct marketing efforts by partnering with other selected vertical market specific entities.

In addition to its prior marketing efforts for the individual products in the ALife product suite, the Company began, in the second half of 1999 to initiate marketing campaigns to establish recognition of the Artificial Life brand. These marketing activities are expected to eventually involve traditional media together with an emphasis on the Internet channels. The Company will generate marketing material using its in-house capabilities and multi-media know-how to produce video spots and innovative interactive advertisement techniques for the Internet. Additionally, the Company will use its own products, ALife-Messenger and the ALife-WebGuide, to further promote its products and services.

STRATEGIC ALLIANCES AND JOINT VENTURES

In March 1999, the Company agreed to enter into a joint venture with the Bon Appetit group of Switzerland in which Artificial Life's technology is being used to offer a software robot based ecommerce solution. The main focus of this joint venture is to develop a high traffic, high volume, low cost e-commerce site on the Internet. The Company licensed its SmartBot products to the joint venture. Pursuant to a separate development agreement with the joint venture, the Company will also provide products and software development and consulting services to the venture and receive payments therefor. The joint venture partner will use its purchasing relationships to obtain certain of the consumer products that will be sold on the joint venture's e-commerce Website.

In addition, the Company completed a contract for the first phase of a development and consulting project with a European based global trust. The project goal was to define and design the trust's future Internet-based financial services. The successful completion of this phase led to a larger scale implementation of this development project. As part of the transaction, the Company is providing, for fees, licensed products and software consulting services to the trust.

In September 1999 the Company signed a German market joint cooperation agreement for the development and introduction of new technology for e-business with PriceWaterhouse Coopers GmbH (Germany). Cooperatively, Pricewaterhouse Coopers and Artificial Life will invest in the development of both sector-specific and multifunctional products.

In February and March 2000 the Company signed cooperation agreements with CyberOffice Communications AG and echtzeit AG, respectively. CyberOffice Communications AG, a leading supplier of unified communications services intends to develop new products and services by integrating ALife SmartBot(TM) functionality into the existing communications and messaging services of the Indepensis communications portal. The cooperation with echtzeit AG, one of Europe's leading suppliers of virtual reality, 3D simulation, 3D telecom, and information technology applications and services, is designed to benefit both partners with business referrals, innovative Web services, and contract work.

Furthermore, the Company is constantly evaluating strategic alliances with companies in the United States and Europe for marketing and selling products as well as for collaborations in product development.

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

The Company's development organization is arranged in five groups: the Core Technology Group, which does research and designs and develops the technologies; the Production Group, which specifies, produces and maintains product releases; the Quality Assurance Group, which verifies that products meet their specifications and the Company's quality standards; and, the Competence Group, which focuses on rapid prototyping of new ideas, consulting and adapting customer specific versions of the product and a research group. The Company allocates responsibilities among the groups to optimize the time, cost and quality control issues associated with product development.

As of December 31, 1999, there were 179 employees on the Company's development staff. The total product development expenses for its ALife-SmartEngine product suite increased significantly through 1999. The Company expects to allocate substantial resources to future research and development activities. Through December 31, 1999, the Company has incurred capitalized software development costs from its development efforts in the amount of $1,366,093.

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

The Company uses its core technology, the ALife-SmartEngine, in a wide variety of business areas. Although the Company has not yet identified any competitors in exactly the same areas in which it is active, there are companies that have overlapping activities and therefore could be regarded as competition to Artificial Life. Such firms include, among others: Ask Jeeves; Autonomy, Inc.; Big Science Company; Brightware, Inc.; Broadvision, Inc.; Digital Marketing Concepts, Inc.; eGain, Inc.; Extempo, Inc.; General Magic, Inc.; GK Intelligent Systems, Inc.; Haptek, Inc.; Intellix A/S; Kinetoscope, Inc.; Microsoft Corporation; Netsage Corp.; Neuromedia, Inc.; Nuance, Inc.; SRA International, Inc. and Virtual Personalities, Inc. This list may not be complete and may change and substantially increase over time.

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

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

The Company relies upon trade secrets, know-how, copyrights and continuing technological innovations to develop and maintain its competitive position. The Company seeks to protect such information, in part, by confidentiality agreements with its corporate partners, collaborators, employees and consultants. These agreements provide that all confidential information developed or made known during the course of the individual's or entity's relationship with the Company is to be kept confidential and not be disclosed to third parties except in specific circumstances. The Company has endeavored to cause its employees to execute forms of Confidentiality and Inventions Agreements which provide that, to the extent permitted by applicable law, all inventions conceived by an individual during the individual's employment will remain the exclusive property of the Company. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors. Further, there can be no assurance that the Company will be able to protect its copyrights, trade secrets or that others will not independently develop substantially equivalent proprietary information and techniques.

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

EMPLOYEES

As of December 31, 1999, the Company had 220 full-time employees. Of the Company's 220 full-time employees, 41 are involved in sales, marketing and administrative functions and 179 are involved in engineering, research and development. The Company will need to hire additional staff to accomplish its business development goals. There can be no assurance that the Company will be able to find, attract or retain such additional staff.

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

ITEM 2. PROPERTIES.

The Company rents 7,334 square feet of office space at Four Copley Place, Suite 102, Boston, Massachusetts. The 36 month lease commenced February 1, 1998, at an annual rental of $205,332. Additionally, the Company leases approximately 15,000 square feet of office space in Saint Petersburg, Russia. The 60 month lease commenced December 1, 1998 at an annual rental of $35,000. The Company also leased approximately 2,500 and 9,000 square feet of space in Switzerland and Germany, at an approximate annual rent of $60,000 and $330,000, respectively, for its European operations. Due to the planned expansion of the Company, management is currently negotiating the terms for the lease of additional office space in Greater Boston, Massachusetts. Also in July of 1999, the Company began renting on a short term basis, office space in New York, New York for the marketing and sale of its products.

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

                                                 HIGH     LOW
                                                ------   -----
     First Quarter                              $17.50  $ 9.50
     Second Quarter                              23.00   12.875
     Third Quarter                               15.00    9.00
     Fourth Quarter                              19.75   12.875
     First Quarter (through March 17, 2000)      38.938  15.875

On March 17, 2000, the last reported sale price of the Common Stock was $30.00 per share. As of March 17, 2000, there were approximately 32 holders of record of the Company's Common Stock. To date, the Company has neither declared nor paid any cash dividends on shares of its Common Stock and does not anticipate doing so for the foreseeable future.

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

                                          COMPANY        SELLING STOCKHOLDER       TOTAL
                                       -------------     -------------------   -------------
Gross proceeds                         $ 12,240,000         $ 3,400,000        $ 15,640,000
Underwriter discount                       (979,200)           (272,000)         (1,251,200)
Underwriter expenses                       (648,984)           (120,216)           (769,200)
Other expenses                           (1,006,443)           (119,900)         (1,126,343)
                                       ------------         -----------        ------------
Net proceeds                           $  9,605,373         $ 2,887,884        $ 12,493,257

None of the above expenses was paid either directly or indirectly to directors, officers, general partners of the Company or its associates, or to persons owning more than 10% of any class of equity security of the Company or to affiliates of the Company.

In December 1999, New York Broker, Inc. exercised a portion of its warrant for 140,000 shares, utilizing the net exercise feature of its warrant.

Through December 31, 1999, the Company had temporarily invested excess net proceeds of the IPO in savings and money market accounts with three major financial institutions. The Company allocated up to $2,500,000 of such proceeds to fund certain strategic alliances but used approximately $1,000,000 for such alliances. The balance of the proceeds were used as general working capital to fund internal developmental activities and expanded operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

In February 2000, the Company concluded two private placements of Common shares. Both transactions occurred at purchase prices that were at a premium to the average closing price for five days prior to the transaction date. The first transaction netted $2,562,500 to the Company in exchange for 102,500 common shares; the second transaction netted $1,550,000 to the Company in exchange for 50,000 common shares. Costs related to these transactions were immaterial.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents summary selected historical financial data of the Company as of and for each of the two years in the period ended December 31, 1996, the periods ended July 3, 1997 and December 31, 1997, and the years ended December 31, 1998 and 1999 and should be read in conjunction with "Management's Discussion and Analyses of Financial Conditions and Results of Operations" and the Financial Statements and the notes thereto included in this Form 10-K.

                          SELECTED FINANCIAL DATA(1)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            PREDECESSOR                       SUCCESSOR
                                          -------------------  --------------------------------------
                                              YEARS ENDED        PERIOD      PERIOD
                                              DECEMBER 31,        FROM        FROM
                                          -------------------  JANUARY 1    JULY 4 TO          DECEMBER 31,
                                                               TO JULY 3,  DECEMBER 31,  ----------------------
                                            1995        1996      1997        1997          1998          1999
                                           ------     -------    ------      ------       -------        ------
STATEMENT OF OPERATIONS DATA:
Revenues:
 Application services                      $   --     $ 2,790    $  926      $  420       $   333     $  2,769
 Other                                         --          --       117         117           118        1,140
                                           ------     -------    ------      ------       -------     --------
   Total revenues                           1,217       2,790     1,043         537           451        3,909
                                           ------     -------    ------      ------       -------     --------

Operating expenses:
 Selling, general and administrative          987       1,193       693         445         1,490        6,039
 Engineering and cost of sales                848         702       332         220           640        3,566
 Research and development                      --          --        --          --           447          666
                                           ------     -------    ------      ------       -------     --------
   Total operating expenses                 1,835       1,895     1,025         665         2,577       10,271
                                           ------     -------    ------      ------       -------     --------
   Income (loss) from operations             (618)        895        18        (128)       (2,126)      (6,362)
Other income (expenses)                       (35)        (15)       --         179           (65)        (376)
                                           ------     -------    ------      ------       -------     --------
   Income (loss) before tax                  (653)        880        18          51        (2,191)      (6,738)
Provision (benefit) for income taxes         (257)        337         5           7            --           20
                                           ------     -------    ------      ------       -------     --------

   Net income (loss)                       $ (396)    $   543    $   13      $   44       $(2,191)    $ (6,758)
                                           ======     =======    ======      ======       =======     ========

Net income (loss) per share(2)             $ (.07)    $   .08    $  .00      $  .01       $  (.30)    $   (.70)
Shares used in computing net
 income (loss) per share(2)                 5,574       6,967     6,967       6,967         7,289        9,590

                                                           PREDECESSOR                       SUCCESSOR
                                          -----------------------------------   ----------------------------------
                                          AS OF DECEMBER 31,   AS OF JULY 3             AS OF DECEMBER 31,
                                            1995        1996      1997           1997          1998          1999
                                           ------     -------    ------         ------       -------        ------
BALANCE SHEET DATA:
Cash and cash equivalents                  $   23    $    30     $   38           $   22     $ 11,688     $  2,592
Working capital (deficit)                    (565)        74        132              171       11,335        2,565
Total assets                                  760        885      1,023              974       12,885        7,988
Long-term debt                                 --         --         --               --          500           --
Total stockholders' equity                 $   82    $   625     $  638           $  540     $ 11,769      $ 5,921

   (1) In connection with the Management Buyout on July 4, 1997, the Company has presented its assets at fair value as of such date of the change in control and has presented separately operations prior to the Management Buyout (Predecessor) and subsequent to the Management Buyout (Successor). See Note 1 of Notes to Financial Statements.
   (2)  Net income (loss) per share is determined by dividing the net income
        (loss) attributable to common stockholders by the weighted average number of Common Stock and Common Stock equivalents outstanding during the period. See Note 2 of Notes to Financial Statements.

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

The difference between the Company's net book value at July 4, 1997 and the fair value has been recorded as a reduction of the Company's net deferred tax asset and long-term assets, resulting in a new depreciation basis for financial statement purposes for such assets. As of July 4, 1997, the stockholder's equity section reflects cumulative earnings prior to the Management Buyout as paid-in capital. As a result, accumulated deficit at December 31, 1999 reflects the results of operations of the Company only from the date of the Management Buyout.

The only difference in accounting policies utilized in the presentation of the Successor and Predecessor financial statements is the estimated useful lives utilized in the depreciation of property and equipment, as described in Note 2 of Notes to Consolidated Financial Statements.

Following the Management Buyout, the Company's management made the strategic decision to shift the Company's primary business focus from providing software consulting services to the development, marketing and support of its ALife suite of SmartBot software products. Management's decision to shift the primary business focus of the Company has had and will likely continue to have an adverse effect on the Company's results of operations in the near term. The Company expects that an increasing percentage of its future revenues will be derived from sales and services associated with its SmartBot software products and that revenues from its consulting business, as a percentage of gross revenues, will significantly decrease over time. Through 1998, the Company's major source of revenue has been its software consulting services, and it generated minimal revenue from the sale of its SmartBot software products. However, in 1999 the Company realized its first significant software license revenue. The Company continues to expand its research and development, production and marketing capabilities associated with the anticipated sale of its SmartBot products, and as a result, operating expenses are expected to increase significantly going forward. The Company expects to continue to incur increasing losses and generate negative cash flow from operations until at least the year 2000. To the extent that the Company's product development, marketing and sales efforts do not result in commercially successful products that generate significant net revenues, the Company will be materially adversely affected. There can be no assurance that the Company will ever generate sufficient revenues from the sale of the Company's products or associated services to achieve or maintain profitability.

In addition, as a result of the Company's transition in its primary business focus from software consulting to product development, marketing and support, the Company's research and development expenditures, excluding amounts included in capitalized software development costs, increased from zero in 1997 to $446,317 in 1998 and $666,046 in 1999. This increase is due to the fact that prior to 1998, all research and development expenditures were related to consulting services for which the Company was reimbursed by its customers and thus, such expenditures are included in engineering expenses in the Company's financial statements through December 31, 1997. Conversely, during 1999, due to the Company's shift in business focus, the Company had the majority of its employees engaged in the research and development of its SmartBot products.

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

RESULTS OF OPERATIONS

Fiscal 1999 realized the first significant software license revenues in Company history. This is consistent with the Company's business strategy as changed to reflect its focus on product development and license sales.

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

During the fourth quarter of 1997, the Company began evaluating the addition of software product development to its core business of providing software consulting services. The Company commenced software development plans while it continued to provide software consulting services under its existing contracts and to seek new consulting contracts. In the first quarter of 1998, the Company began software development activities while continuing to service its one existing consulting contract. During this time the Company limited its efforts in seeking new consulting contracts as it began to shift its primary business focus to software development. During the second quarter of 1998, when the Company's major domestic consulting contract ended, the Company focused a substantial portion of its available resources on product development. This change in focus resulted in the Company, in fiscal 1999, realizing its first significant software license revenue.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Revenues: Revenues for the year ended December 31, 1999 were $3,909,076 as compared to $450,768 for the year ended December 31, 1998. The increase of $3,458,308 or 767.20% is primarily due to a contract for licenses and support entered into with a European trust.

Engineering and Cost of Sales: Engineering expenses generally consist of salary and payroll tax expenses, training, consulting, subcontracting, and other expenses incurred to develop and fulfill the engineering design specifications of the products and service's from which the company derives its revenue. Engineering expenses for the year ended December 31, 1999 were $3,566,192 as compared to $640,237 for the year ended December 31, 1998. The increase of $2,925,955 or 457.01% was due to support activities related to the Company's product installations and related consulting thereof. The significant increases in 1999 included salaries and benefits of $1,312,000, consulting expenses of $515,000, travel of $190,000, recruitment fees of $158,000, amortization of capitalized software development costs of $250,000 and depreciation expense of $191,000.

Research & Development Expenses: Research and Development expenses are similar in nature to engineering expenses with the exception being that they relate to products in their initial stage and will generate revenue at a later date. Research and Development expenses for the year ended December 31, 1999 were $666,046 compared to $446,317 in the year ended December 31, 1998. The increase of $219,729 or 49.23% is primarily due to costs associated with continued product research and development related to the Company's product line. As a result the entire research and development increase related to an increase in salaries and benefits. The research and development expenses in 1999, like, 1998 are net of capitalized software development costs.

General and Administrative Expenses: General and Administrative Expenses consist of salary and payroll tax expenses of administrative personnel, rent, and professional fees and costs associated with employee benefits, supplies, communications, and travel. General and Administrative expenses for the year ended December 31, 1999 were $4,055,881 as compared to $1,310,875 for the year ended December 31, 1998. The increase of $2,745,006 or 209.40% was due to approximate increases in the following: professional fees, $1,000,000; salaries and benefits of $840,000; travel, $200,000; with the balance mainly due to costs associated with the Company's worldwide infrastructure buildup.

Marketing Expenses: Marketing expenses consists of salary, and payroll tax expenses of marketing personnel, and costs relating to marketing materials, promotional videos, advertising, trade show related expense, and public relation activities. Marketing expenses for the year ended December 31, 1999 were $1,982,694 compared to $179,286 for the year ended December 31, 1998. The increase of $1,803,403 or 1005.88% was due to approximate increases in the following: $500,000 for the addition of sales personnel, $200,000 for promotional material and packaging of products; $800,000 was related to a media marketing campaign and costs associated with trade shows and $200,000 for the outside consultants to help market the Company.

Net Loss: Net Loss for the year ended December 31, 1999 was $6,758,214 as compared to $2,191,206 for the year ended December 31, 1998. This increase of 4,567,008 or 208.42% was due to the following. The expansion in Europe, including the Company's equity and net loss of the joint venture of $509,000, accounted for approximately one half of this increase. The increased marketing effort represented approximately another $1,000,000.

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

Engineering and Cost of Sales: Engineering expenses generally consist of salary and payroll tax expenses, training, consulting, subcontracting and other expenses incurred to develope and fulfill the engineering requirements of the products and services from which the Company derives its revenues. Engineering expenses for the year ended December 31, 1998 were $640,237 as compared to $220,091 for the period from July 4, 1997 to December 31, 1997. The increase of $420,146 is primarily attributable to the difference in the length of the reporting periods and the increased activity with the Company's primary domestic client in 1998.

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

General and Administrative Expenses: General and administrative expenses consist of salary and payroll tax expenses of administrative personnel, rent, legal and accounting fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the year ended December 31, 1998 were $1,310,875 as compared to $437,216 for the period from July 4, 1997 to December 31, 1997. The increase of $873,659 was primarily attributable to the difference in the length of the reporting periods and increased costs in 1998 including professional fees ($63,568), travel and entertainment ($43,326), franchise and excise taxes ($43,064), and employment recruiting ($26,384). In addition general and administrative expenses for the newly established European operations amounted to $131,042 in 1998.

Marketing Expenses: Marketing expenses consist of salary, and payroll taxes expenses of marketing personnel, and costs relating to marketing materials such as promotional videos, advertising, trade show related expenses and public relation activities. Marketing expenses for the year ended 1998 were $179,286 as compared to $7,900 in for the period from July 4, 1997 to December 31, 1997. The increase of $171,386 was mainly due to the addition of a marketing personnel ($62,000) and Public Relations expense of ($110,000).

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

Engineering and Cost of Sales: Engineering expenses for the period from July 4, 1997 through December 31, 1997 were $220,091 as compared to $293,104 for the period from January 1, 1997 through July 3, 1997. The decrease of $73,013 or 24.91% resulted primarily from the Company's discontinuing software consulting work for its former parent after the Management Buyout.

Research and Development Expenses: Research and development expenses for the period from July 4, 1997 through December 31, 1997 and the period from January 1, 1997 through July 3, 1997 were related to contractual software consulting services for which the Company was reimbursed and were included in engineering expenses.

General and Administrative Expenses:, General and administrative expenses for the period from July 4, 1997 through December 31, 1997 were $437,216 as compared to $662,474 for the period from January 1, 1997 through July 3, 1997. The decrease of $225,258 or 34.00% is attributable to reduced overhead associated with the Company's reduction in contractual consulting services after the Management Buyout.

Marketing Expenses: Marketing Expenses for the period for July 4, 1997 through December 31, 1997 were $7,900 as compared to $30,645 for January 1, 1997 through July 3, 1997. The decrease of $22,745 or 74.0% is attributable to reduced overhead after the Management Buyout

Net Income: Net income for the period ended December 31, 1997 was $43,940 as compared to $12,669 for the period from January 1, 1997 through July 3, 1997. The increase of $31,271 or 246.8% is attributable to the settlement income received from the former parent and a reduction in depreciation expense as a result of reflecting long-term assets at fair value subsequent to the Management Buyout, offset by the reduction in consulting services revenue from the former parent.

LIQUIDITY AND CAPITAL RESOURCES

From inception through July 3, 1997, the Company funded its operations primarily through initial equity investments in 1994 and 1995 totaling $500,000 and net income from operations. Subsequent to July 3, 1997, the Company incurred operating losses in connection with its transition from software consulting to product development, marketing and sales. These losses are expected to increase and have been funded to date by a long-term stockholder loan of $500,000, a private placement of Non-Voting Common Stock of $181,367, the net proceeds of which the Company received in June 1998 and a private placement of $824,000 shares of Common Stock which raised $3,946,481 in net proceeds. In December 1998, the Company received $9,302,773 net proceeds from its IPO. During 1999, optionholders of the Company exercised options netting the Company approximately $1,300,000, which was received in 1999 and the first quarter of 2000. In February 2000, the Company concluded two private placements of Common Stock. Both transactions occurred at purchase prices that were at a premium to the average closing price for five days prior to the transaction date. The first transaction netted $2,562,500 to the Company in exchange for 102,500 common shares; the second transaction netted $1,550,000 to the Company in exchange for 50,000 common shares. Costs related to either of these transactions were immaterial. The Company's requirements for additional capital will depend on many factors, including but not limited to the progress and costs associated with its research and development activities, production costs and sales, marketing and promotional programs, establishment of foreign operations and the levels of revenues achieved through the sale of its SmartBot suite of products. The Company has currently placed excess funds in interest bearing vehicles such as money market accounts and savings accounts.

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

The Company leases office and other space and certain office equipment under various noncancelable leases. Minimum annual lease payments, exclusive of additional operating costs, for the years ended December 31, 2000, 2001, 2002 and 2003 are approximately $700,000, $450,000, $430,000 and $430,000 respectively.

The Company has an employment agreement its Chief Executive Officer. The agreement is three years in length and provides for a minimum base salary. The agreement includes severance payments under certain conditions of approximately 300% of annual compensation. In addition the President, Chief Executive Officer and Chairman of the Company is entitled to receive an annual incentive bonus of 3% of the Company's profits from operations.

The Company entered into a joint venture with an international retailer in the field of e-commerce. The main focus of this joint venture is to sell consumer goods over the Internet using deep discounts and high volume, both in terms of transactions and web visits. As part of the transaction, the Company licensed its SmartBot technology to the joint venture. In addition, the Company provided products and software development and consulting services to the joint venture and receive payments therefor. The partner in the joint venture will be responsible for using its purchasing relationships to obtain certain consumer products which will be sold on the joint venture's e-commerce Website. The Company allocated up to $2,150,000 of the proceeds from its IPO to purchase its 50% interest in this joint venture and to meet its obligations to contribute additional capital to the joint venture.

In addition, the Company completed a contract for the first phase of a development and consulting project with a European based global trust. The project goal was to define and design the trust's future Internet-based financial services. The successful completion of this phase led to a larger scale implementation of this development project. As part of the transaction, the Company is providing licensed products and software consulting services to the trust.

The Company believes that the net proceeds of the IPO and private placements, together with its current cash and cash equivalents, and other cash generated from operations will enable the Company to maintain its current and planned operations at least through January 2001, although there can be no assurance that the Company will not have additional capital needs prior to such time. If cash generated from operations is insufficient to satisfy the Company's liquidity requirements after that time, the Company may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

The Company has incurred losses for income tax purposes for fiscal years 1998 and 1999. These losses will be available to carry forward and reduce income taxes, if any, in future periods.

THE YEAR 2000 ISSUE The Year 2000 issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. The Company is not aware of any problems that have arisen from the Year 2000 issue and as a result does not believe its operations have been affected in any material way. All costs associated with internal and product specific reviews of Year 2000 compliance that were completed in 1999 were immaterial to the Company's 1999 operating results.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company maintains its cash and cash equivalents in checking, savings, and money market accounts. Approximately 60% of these deposits are denominated in U.S. dollars. Approximately 35% of these deposits are denominated in Euros and the remainder is demoninated in Swiss Franc. Deposits in both fixed rate and floating rate interest accounts carry a degree of interest rate risks. Fixed rate deposits may be adversely impacted due to a rise in interest rates, while floating rate deposits may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future interest income may fall short of expectations due to changes in interest rates. The cash denominated in non-U.S. currency units is subject to exchange risks as well as interest rate risks. The Company believes that a hypothetical 10% increase or decrease in either interest or exchange rates, however, would not have a material adverse effect on the Company's financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements and supplementary data appear at pages F-1 through F-24 of this report on Form 10-K.

Index to Consolidated Financial Statements:
   Independent Auditors' Report.........................................................          F-1

   Consolidated Financial Statements:

   Consolidated Balance Sheets as of December 31, 1998 and
       December 31, 1999 (Successor)...................................................          F-2

   Consolidated Statements of Operations for the periods January 1, 1997 to
       July 3, 1997 (Predecessor) and July 4, 1997 to December 31,
       1997, and for the years ended December 31, 1998 and 1999
       (Successor)......................................................................          F-3

   Consolidated Statements of Changes in Stockholders' Equity
       for the periods January 1, 1997 to July 3, 1997
       (Predecessor) and July 4, 1997 to December 31, 1997 and for the years ended
       December 31,  1998 and 1999 (Successor)..........................................          F-4

   Consolidated Statements of Cash Flows for the periods January 1, 1997 to
       July 3, 1997 (Predecessor) and July 4, 1997 to December 31,
       1997, and for the years ended December 31, 1998 and 1999 (Successor).............          F-5

   Notes to Consolidated Financial Statements...........................................     F-6-F-25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS. The following table sets forth certain information regarding the directors of the Company as of December 31, 1999:

NAME                                             AGE     POSITION
----                                             ---     --------
Eberhard Schoneburg.............................  43     President, Chief Executive Officer and Chairman of the Board
Bruno Gabriel...................................  53     Director
Elmar Wohlgensinger.............................  60     Director
Hartmut Bergmann................................  49     Director

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

Bruno Gabriel joined the Company's Board of Directors in September 1998. In January 1999 he became Chief Executive Officer of Artificial Life Europe AG. Since 1989, Mr. Gabriel has been a management consultant to several European companies. From 1984 to 1989, he was the Chief Executive Officer and President of the ALSO Group, a European distributor of personal computers and computer equipment which he founded in 1984. From 1978 to 1984, Mr. Gabriel was the Chief Executive Officer of ADV/ORGA Switzerland, a software and consulting company. From 1976 until 1978, he was manager for new media at Tagesanzeiger Zurich, a Swiss newspaper company. Mr. Gabriel began his career in 1971 as a manager for software development at Telekurs AG, a Swiss telecommunications company.

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

Hartmut Bergmann joined the Board of Directors in December 1998, upon completion of the Company's IPO, pursuant to an agreement between the Company and the underwriters New York Broker, Inc. and New York Broker Deutschland AG. Mr. Bergmann has been Chairman of the Management Board of New York Broker Deutschland AG since 1990. Mr. Bergmann resigned his position in February, 2000.

Felix Widmer was appointed by the Board of Directors in March 2000 to fill the vacancy created by Mr. Bergmann's resignation in February 2000. He has worked for Widmer Management, a consulting firm he founded in Switzerland, since 1997. Prior to that he worked at Guebelin Ltd/Guebelin Inc. of Lucerne, Switzerland and New York, NY from 1972 to 1996 in a variety of capacities, including Executive Vice President, Vice President and Director of Finance and Administration. Previously he worked for the Federal Tax Authority of Switzerland.

EXECUTIVE OFFICERS. The following table sets forth certain information regarding the executive officers of the Company as of December 31, 1999:

NAME                                             AGE     POSITION
----                                             ---     --------
Eberhard Schoneburg.............................  43     President, Chief Executive Officer and Chairman of the Board
Daniel Sapir....................................  50     Chief Operating Officer
Robert Pantano..................................  39     Chief Financial Officer
Klaus Kater.....................................  32     Chief Technology Officer

Daniel Sapir, the Company's Chief Operating Officer, joined the Company in August 1999. From 1998 until that time, he was CEO of iCentric Solutions, Inc., an internet application software company. From 1989 to 1997 he worked at Data General Corporation as the Vice President of the Enterprise Solutions Business Unit. From 1987 to 1989 he worked at McDonnell Information Systems as the Director of Sales for Enterprise Applications and prior to that Mr. Sapir was at Allerion Corporation as the Director of Channel Sales-Western Operations.

Robert Pantano, the Company's Chief Financial Officer, joined the Company in April 1995 as an accountant, was appointed Controller and Director of Human Resources in 1996 and was promoted to his present position in September 1997. From 1993 until joining the Company, Mr. Pantano worked as the Controller and General Manager of Intertech International Corp., an international engineering firm. From 1990 to 1993, he was a Principal with Global Vision International, an international export trade consulting firm specializing in central and eastern Europe. Mr. Pantano holds a B.S. in Accountancy from Bentley College.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. The Company's executive officers and directors are required under Section 16(a) of the Exchange Act to file reports of ownership of Company securities and changes in ownership with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to the Company and written representations that no other reports were required, the Company believes that during 1999 the executive officers and directors of the Company complied with all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION. The following tables set forth certain information with respect to compensation paid or accrued for services rendered to the Company in all capacities for the fiscal year ended December 31, 1999 by its Chief Executive Officers and the one other most highly compensated executive officer of the Company whose salary and bonus exceeded $100,000 (the "Named Executive Officers"). No other executive officer of the Company earned greater than $100,000 in the fiscal year ended December 31, 1999.

SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION            LONG TERM COMPENSATION
                                             -----------------------------------------------------
                                                           OTHER ANNUAL SECURITIES
NAME AND PRINCIPAL POSITION(1)          YEAR     SALARY($)      COMPENSATION            UNDERLYING OPTIONS
-------------------------------------------------------------------------------------------------------------
Eberhard Schoneburg                    1999       $263,538                              300,000
President and Chief                    1998       $240,414       $      0                     0
Executive Officer(2)...........        1997         54,254         22,500(3)                  0

Bruno Gabriel(5)
Chief Executive Officer-
Artificial Life Europe AG......        1999       $216,496       $      0               200,000

Robert Pantano                         1999       $121,923                               61,388
Chief Financial Officer........        1998       $100,080       $      0                41,442
                                       1997         70,079              0                     0

Klaus Kater                            1999       $121,923                               61,388
Chief Technical Officer........        1998       $ 57,692                               41,442

(1) Klaus Kater became the Company's Chief Technology Officer in September 1997, but did not have a total compensation which exceeded $100,000 in the fiscal years ended December 31, 1997 and 1998.
(2) Mr. Schoneburg assumed the position of Chief Executive Officer in October 1997.
(3) Consists of rent paid by the Company for an apartment occupied by Mr. Schoneburg.
(4) Daniel Sapir became the Company's Chief Operating Officer in August 1999, but did not have a total compensation which exceeded $100,000 in the fiscal year ended December 31, 1999. However, Mr. Sapir currently has an annual base salary of $130,000.
(5) In 1998 Bruno Gabriel provided services to the Company as an independent consultant. Total compensation in 1998 amounted to $173,537; In addition, on June 30, 1998, he was granted options to purchase 184,426 shares of Common Stock at an exercise price of $3.66 per share, exercisable immediately.

OPTION GRANTS. The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 1999 by the Company to the Named Executive Officers.

           OPTION GRANTS IN LAST FISCAL YEAR

                                                 INDIVIDUAL GRANT
                              ---------------------------------------------------------       POTENTIAL REALIZABLE VALUE
                                  NUMBER OF    PERCENT OF                                      AT ASSUMED ANNUAL RATES OF
                                 SECURITIES    TOTAL OPTIONS    EXERCISE                      STOCK PRICE APPRECIATION FOR
                                 UNDERLYING    GRANTED TO       OR BASE                                OPTION TERM
                                   OPTIONS     EMPLOYEES IN     PRICE        EXPIRATION       ----------------------------
NAME AND PRINCIPAL POSITION      GRANTED (#)   FISCAL YEAR (%)  ($/SHARE)       DATE             5% ($)           10% ($)
------------------------------------------------------------------------------------------------------------------------------

Eberhard Schoneburg                  300,000        20.1%        $ 14.50       8/31/02             $685,669        $1,439,850

Robert Pantano                        60,000         4.0%        $ 14.50        4/1/02              137,400           288,000
                                       1,388         0.1%        $ 17.94      11/15/01                2,554             5,233

Klaus Kater                           60,000         4.0%        $ 14.50        4/1/02              137,400           288,000
                                       1,388         0.1%        $ 17.94      11/15/01                2,554             5,233

Daniel Sapir                          25,000         1.7%        $ 13.00       8/13/03               70,000           150,750

Bruno Gabriel                        200,000        13.4%        $ 14.50       8/13/02              458,000           960,000


OPTION EXERCISES.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                                                 NUMBER OF SECURITIES
                                                                UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED
                                                                     OPTIONS AT               IN-THE-MONEY OPTIONS
                                SHARES                            FISCAL YEAR-END (#)         AT FISCAL YEAR-END ($)
                              ACQUIRED ON    VALUE             --------------------------  --------------------------
NAME                          EXERCISE (#)   REALIZED ($)      EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
----                          ------------   ------------      -----------  -------------  -----------  -------------
Eberhard Schoneburg..........         0               0               0         300,000            0      1,012,500
Robert Pantano...............         0               0          62,830          40,000      585,508        135,000
Klaus Kater..................         0               0          62,830          40,000      585,508        135,000
Daniel Sapir.................         0               0               0          25,000            0        121,875
Bruno Gabriel(1).............   139,426       2,091,387               0         200,000            0        675,000

--------------------
(1) Bruno Gabriel exercised an option to purchase 184,426 shares of Common Stock, utilizing a net exercise feature, resulting in the issuance of 139,426 shares of Common Stock.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. Messrs. Wohlgeninger and Bergmann, both non-employee directors, constitute the Company's Compensation Committee. Subsequent to Year-End, Mr. Bergmann resigned as a director. Mr. Widner was selected by the remaining directors to succeed him as a director and on this Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 17, 2000 by (i) each person known by the Company to own beneficially 5% or more of the Common Stock;
(ii) each Named Executive Officer; (iii) each director of the Company and
(iv) all current directors and executive officers of the Company as a group:

                                                                                                   SHARES OF COMMON STOCK
                                                                                                   BENEFICIALLY OWNED (1)
NAME AND ADDRESS OF BENEFICIAL OWNER (2)                                                           SHARES      PERCENT (3)
-------------------------------------------------------------------------------------------------------------------------
Eberhard Schoneburg.............................................................................  5,567,377         55.3%
Robert Pantano (4)..............................................................................     62,830          0.6%
Klaus Kater (4).................................................................................     62,830          0.6%
Bruno Gabriel ..................................................................................    729,426          7.2%
Elmar Wohlgensinger ............................................................................    227,934          2.3%
Hartmut Bergmann................................................................................          0           *
Felix Widmer....................................................................................      6,000           *
All current directors and executive officers as a group (6 persons).............................  6,956,397         68.2%

*      Less than 1%

(1) Shares of Common Stock that an individual or group has the right to acquire within 60 days of March 17, 2000, pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, the Company believes that the beneficial owners named in this table have sole voting and investment power with respect to all shares of Common Stock shown to be beneficially owned by them based on information provided to the Company by such beneficial owners.

(2) The address of all persons who are executive officers or directors of the Company is: c/o Artificial Life, Inc., Four Copley Place, Suite 102, Boston, Massachusetts, 02116.

(3) Percentage of ownership is based on shares of Common Stock outstanding as of March 17, 2000.

(4) Consists solely of shares subject to stock options which are currently exercisable.

(5) Includes 125,660 shares subject to stock options which are currently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The Company was founded in November 1994 as Neurotec International Corp., a wholly-owned subsidiary of Neurotec GmbH, a German multimedia and Internet solutions company owned by Eberhard Schoneburg, Artificial Life's President, Chief Executive Officer and Chairman, and two corporate investors:
a major German retailer and an industrial conglomerate. In July 1997, Mr. Schoneburg sold all of his shares of Neurotec GmbH to the remaining two stockholders for approximately $1,027,000 and contemporaneously purchased 100% of the shares of the Company (Neurotec International Corp.) from Neurotec GmbH. for approximately $500,000. See "Note 1 of Notes to Financial Statements."

    On June 29, 1998, Mr. Schoneburg loaned the company $500,000 at an annual interest rate of 10%. The full amount of the loan, including principal and all accumulated interest thereon, was originally due and payable on January 1, 2000. Subsequent to year end the due date of the note was extended to April 30, 2000.

    Prior to the date of the Management Buyout, Mr. Schoneburg received fixed compensation payments of $5,000 each month with additional compensation, if any, determined by the former parent based on the level of activities dedicated by Mr. Schoneburg to the Company versus other subsidiaries of the former parent.

    Beginning January 1, 1998, Mr. Schoneburg's salary was deferred. During the time that his salary was deferred, the Company made net advances to Mr. Schoneburg of approximately $273,000 for living and personal expenses. On September 25, 1998 the Company paid Mr. Schoneburg a total of $175,385 representing 38 weeks of deferred salary. Mr. Schoneburg used the after tax proceeds of this payment to repay a portion of the advances made to him during the deferral period. During the period from September 26, 1998 to December 31, 1999, the Company advanced Mr. Shoneburg approximately $547,525 for living and personal expenses. Mr. Shoneburg repaid or applied against amounts owed him a total of $626,893. The balance due the Company as of December 31, 1999 was $43,479.

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

    In June 1999, the Company acquired 51% of the outstanding stock of Cybermind Ventures, Inc. ("Cybermind") for $75,000 from two of the Company's stockholders, Eberhard Schoneburg and Cybermind Interactive AG. Cybermind was inactive with a net loss in 1999 through the date of acquisition of $5,520. At the time of the acquisition, Cybermind's name was changed to Artificial Life Ventures, Inc. In November 1999, the Company acquired the remaining 49% of the outstanding stock of Artificial Life Ventures, Inc. from Cybermind Interactive AG. The Company acquired this stock for $75,000 cash and the issuance of 5,000 stock options at an exercise price of $14.50 per share. The options are valued at $25,000 and have a three year life and vest in equal amounts on the first, second and third anniversary of the grant date. Goodwill recognized in connection with this acquisition amounted to approximately $86,000, and is being amortized over five years.

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

10.12 Lease Agreement dated March 30, 1999 between the company (Artificial Life Deutschland A.G.) and Internationales Immobilien.

10.13 Lease Agreement dated December 31, 1999 between the company (Artificial Life Rus) and the Association of Concert Performers in the Russian Federation (ARENDODATEL).

10.14 Lease Agreement dated October 1, 1999 between the company (Artificial Life Solutions) and Vierwaldstatter Bereiligungen AG.

10.15 Lease Agreement dated July 1, 1999 between the company (Artificial Life Solutions) and Vierwaldstatter Bereiligungen AG.

EXHIBIT NO.       DESCRIPTION
-----------       -----------

10.16 Lease Agreement dated August 1, 1999 between the company (Artificial Life Solutions) and Charles Barrier Immobilien.

10.17 A June 1999 Stock Purchase Agreement between the Company and Eberhard Schoneburg for the Purchase of 490,000 Shares of Cybermind Ventures, Inc.

10.18 A June 1999 Stock Purchase Agreement between the Company and Cybermind Interactive AG for the Purchase of 20,000 Shares of Cybermind Ventures, Inc.

10.19 A Member 1999 Stock Purchase Agreement between the Company and Cybermind Interactive AG for the Purchase of 490,000 Shares of Cybermind Ventures, Inc.

21                Subsidiaries of the Company

27.1              Financial Data Schedule

99.1              Important Factors Regarding Forward-Looking Statements

*Previously filed.


                                  SIGNATURES

    Pursuant to the requirements of Section 31 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts, on March 29, 2000.

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

SIGNATURE                  TITLE                                   DATE
---------                  -----                                   ----
/s/ Eberhard Schoneburg    President, Chief Executive
------------------------   Officer and Director (Principal        March 29, 2000
Eberhard Schoneburg        executive officer)

/s/ Robert Pantano         Chief Financial Officer (Principal
------------------------   financial and accounting officer)      March 29, 2000
Robert Pantano

/s/ Bruno Gabriel
------------------------
Bruno Gabriel              Director                               March 29, 2000

/s/ Elmar Wohlgensinger
------------------------
Elmar Wohlgensinger        Director                               March 29, 2000

------------------------
Felix Widmer               Director                               [            ]

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Artificial Life, Inc,
Boston, Massachusetts

     We have audited the accompanying consolidated balance sheets of Artificial Life, Inc. (formerly Neurotec International Corp.) as of December 31, 1998 and 1999 (Successor), and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the periods ended July 3, 1997 (Predecessor) and December 31, 1997 and the years ended December 31, 1998 and 1999 (Successor). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Artificial Life, Inc. as of December 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for the periods ended July 3, 1997 and December 31, 1997, and the years ended December 31, 1998 and 1999, in conformity with generally accepted accounting principles.



                                             WOLF & COMPANY, P.C.


Boston, Massachusetts
March 14, 2000

                             ARTIFICIAL LIFE, INC.
                    (formerly Neurotec International Corp.)

                          CONSOLIDATED BALANCE SHEETS

                                                                                 Successor
                                                                       ------------------------------
                                                                                December 31,
                                                                           1998              1999
                                                                       ------------      ------------
                                ASSETS
Current assets:
    Cash and cash equivalents                                          $ 11,687,829      $  2,592,388
    Accounts receivable, trade                                                    -         1,094,430
    Accounts receivable, affiliate                                                -           346,172
    Due from officer/stockholders                                           122,728            51,708
    Notes receivable affiliate                                               40,000                 -
    Deposits                                                                      -           227,858
    Refundable foreign taxes                                                      -           121,444
    Prepaid expenses and other current assets                                99,958           198,640
                                                                       ------------      ------------
                    Total current assets                                 11,950,515         4,632,640
                                                                       ------------      ------------

Property and equipment:
    Computer equipment                                                      545,680         1,743,792
    Furniture and fixtures                                                  145,281           499,211
    Leasehold improvements                                                   45,544            95,381
    Office equipment                                                         57,620           166,087
                                                                       ------------      ------------
                                                                            794,125         2,504,471
    Less accumulated depreciation and amortization                          160,274           638,749
                                                                       ------------      ------------
                                                                            633,851         1,865,722
                                                                       ------------      ------------
Other assets:
    Costs in excess of fair value of net assets acquired,
        net of accumulated amortization of $5,306                                 -            99,520
    Capitalized software development costs, net of
         accumulated amortization of $246,737 in 1999                       215,169         1,119,356
    Investment in unconsolidated subsidiary                                  48,951           186,186
    Deposits and other assets                                                36,234            84,887
                                                                       ------------      ------------
                                                                            300,354         1,489,949
                                                                       ------------      ------------

                                                                       $ 12,884,720      $  7,988,311
                                                                       ============      ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                   $    444,367      $    980,979
    Note payable - officer/stockholder                                            -           500,000
    Accrued expenses                                                        171,267           586,283
                                                                       ------------      ------------
                     Total current liabilities                              615,634         2,067,262
                                                                       ------------      ------------

Note payable - officer/stockholder                                          500,000                 -
                                                                       ------------      ------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value; 5,000,000 shares
        authorized, no shares issued and outstanding                              -                 -
    Common stock, $.01 par value; 30,000,000 shares authorized,
        9,270,574 shares issued and outstanding in 1998
         and 9,863,415 shares issued and outstanding in 1999                 92,706            98,634
    Additional paid-in capital                                           13,929,618        15,563,784
    Notes receivable from stockholders                                      (79,423)         (749,981)
    Accumulated deficit                                                  (2,147,266)       (8,905,480)
    Accumulated other comprehensive loss                                    (26,549)          (85,908)
                                                                       ------------      ------------
                    Total stockholders' equity                           11,769,086         5,921,049
                                                                       ------------      ------------

                                                                       $ 12,884,720      $  7,988,311
                                                                       ============      ============

See accompanying notes to consolidated financial statements.

                             ARTIFICIAL LIFE, INC.
                    (formerly Neurotec International Corp.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Predecessor   |                      Successor
                                                        -------------  |   ----------------------------------------------
                                                         Period from   |   Period from
                                                          January 1    |    July 4 to        Year Ended       Year Ended
                                                          to July 3,   |   December 31,     December 31,     December 31,
                                                            1997       |       1997             1998             1999
                                                        -------------  |   -----------      ------------     ------------
                                                                       |
Revenues:                                                              |
    Trade:                                                             |
        Software license agreements                        $  116,667  |   $   116,667      $    116,667     $  1,127,500
        Application services                                  260,518  |       222,393           332,713        2,087,560
        Software products                                           -  |             -             1,388           12,243
                                                        -------------  |   -----------      ------------     ------------
                                                              377,185  |       339,060           450,768        3,227,303
                                                                       |
    Former Parent and Affiliates                              666,229  |       197,948                 -          681,773
                                                        -------------  |   -----------      ------------     ------------
                                                                       |
                  Total revenues                            1,043,414  |       537,008           450,768        3,909,076
                                                        -------------  |   -----------      ------------     ------------
                                                                       |
Operating expenses:                                                    |
    General and administrative                                662,474  |       437,216         1,310,875        4,055,881
    Engineering - former parent                                39,168  |             -                 -                -
    Engineering and cost of sales                             293,104  |       220,091           640,237        3,566,192
    Research and development                                        -  |             -           446,317          666,046
    Sales and marketing                                        30,645  |         7,900           179,286        1,982,694
                                                        -------------  |   -----------      ------------     ------------
                  Total operating expenses                  1,025,391  |       665,207         2,576,715       10,270,813
                                                        -------------  |   -----------      ------------     ------------
                                                                       |
                  Income (loss) from operations                18,023  |      (128,199)       (2,125,947)      (6,361,737)
                                                                       |
Other income (expenses):                                               |
    Cancellation fee income                                         -  |       189,938                 -                -
    Foreign exchange gain (loss)                                3,579  |        (9,285)             (985)        (112,180)
    Equity in loss of unconsolidated subsidiary                     -  |             -                 -         (508,884)
    Writedown of investment in unconsolidated                          |
        subsidiary                                                  -  |             -           (49,637)         (45,965)
    Interest income                                                 -  |             -            18,620          344,038
    Interest expense                                           (3,399) |        (1,848)          (33,257)         (53,984)
                                                        -------------  |   -----------      ------------     ------------
Income (loss) before provision                                         |
    for income taxes                                           18,203  |        50,606        (2,191,206)      (6,738,712)
                                                                       |
Provision for income taxes                                      5,534  |         6,666                 -           19,502
                                                        -------------  |   -----------      ------------     ------------
                                                                       |
Net income (loss)                                       $      12,669  |   $    43,940      $ (2,191,206)    $ (6,758,214)
                                                        =============  |   ===========      ============     ============
                                                                       |
Basic and diluted net income (loss) per share           $           -  |   $      0.01      $      (0.30)    $      (0.70)
                                                                       |
Weighted average shares outstanding                                    |
    used in per share calculation                           6,967,213  |     6,967,213         7,289,385        9,590,074

See accompanying notes to consolidated financial statements.

                             ARTIFICIAL LIFE, INC.
                    (formerly Neurotec International Corp.)

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                            Comprehensive
                                               Income                 Preferred Stock                   Common Stock
                                                              -----------------------------      -------------------------
                                               (Loss)              Shares          Amount         Shares          Amount
                                           -------------      -------------      ----------      ---------      ----------
PREDECESSOR

Balance at December 31, 1996                                            -        $       -       6,967,213         $69,672

Net income                                 $      12,669                -                -               -               -
                                           =============      -------------      ----------      ---------      ----------

Balance at July 3, 1997                                                 -                -       6,967,213          69,672

SUCCESSOR

Fair value adjustments related
    to the Management Buyout and
    change in control                                                   -                -               -               -

Net income                                 $      43,940                -                -               -               -
                                           =============      -------------      ----------      ---------      ----------

Balance at December 31, 1997                                            -                -       6,967,213          69,672

Issuance of common stock                                                -                -       2,303,361          23,034

Comprehensive income:
    Net loss                               $  (2,191,206)               -                -               -               -

    Foreign currency translation
        adjustment                               (26,549)               -                -               -               -
                                           -------------

          Total comprehensive loss         $  (2,217,755)
                                           =============      -------------      ----------      ---------      ----------

Balance at December 31, 1998                                            -                -       9,270,574          92,706

Issuance of common stock                                                -                -         592,841           5,928

Issuance of stock options in connection
    with acquisition                                                    -                -               -               -

Repayment of notes receivable from
    stockholders net of increases for
    accrued interest                                                    -                -               -               -

Comprehensive income:
    Net loss                               $  (6,758,214)               -                -               -               -

    Foreign currency translation
        adjustment                               (59,359)               -                -               -               -
                                           -------------

          Total comprehensive
             loss                          $  (6,817,573)
                                           =============      -------------      ----------      ---------      ----------

Balance at December 31, 1999                                            -        $       -       9,863,415         $98,634
                                                              =============      ==========      =========      ==========


                                                                                         Accumulated
                                        Additional                       Retained           Other             Total
                                         Paid-in          Notes          Earnings       Comprehensive     Stockholders'
                                         Capital        Receivable      (Deficit)           Loss             Equity
                                      --------------  -------------  ---------------   ---------------   --------------
PREDECESSOR

Balance at December 31, 1996            $    430,328     $       -      $   125,415          $      -       $   625,415

Net income                                         -             -           12,669                 -            12,669
                                      --------------  -------------  ---------------   ---------------   --------------

Balance at July 3, 1997                      430,328             -          138,084                 -           638,084

SUCCESSOR

Fair value adjustments related to the
    Management Buyout and change
    in control                                (3,761)            -         (138,084)                -          (141,845)

Net income                                         -             -           43,940                 -            43,940
                                      --------------  -------------  ---------------   ---------------   --------------

Balance at December 31, 1997                 426,567             -           43,940                 -           540,179

Issuance of common stock                  13,503,051       (79,423)               -                 -        13,446,662

Comprehensive income:
    Net loss                                       -             -       (2,191,206)                -        (2,191,206)

    Foreign currency translation
        adjustment                                 -             -                -           (26,549)          (26,549)


          Total comprehensive
             loss
                                      --------------  -------------  ---------------   ---------------   --------------

Balance at December 31, 1998              13,929,618       (79,423)      (2,147,266)          (26,549)       11,769,086

Issuance of common stock                   1,609,166      (674,999)               -                 -           940,095

Issuance of stock options in
    connection with acquisition               25,000             -                -                 -            25,000

Repayment of notes receivable from
    stockholders net of increases for
    accrued interest                               -         4,441                -                 -             4,441

Comprehensive income:
    Net loss                                       -             -       (6,758,214)                -        (6,758,214)

    Foreign currency translation
        adjustment                                 -             -                -           (59,359)          (59,359)

          Total comprehensive
             loss
                                      --------------  -------------  ---------------   ---------------   --------------

Balance at December 31, 1999           $  15,563,784  $   (749,981)     $(8,905,480)         $(85,908)      $ 5,921,049
                                      ==============  =============  ===============   ===============   ==============

See accompanying notes to consolidated financial statements.

                             ARTIFICIAL LIFE, INC.
                    (formerly Neurotec International Corp.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  Predecessor                          Successor
                                                               ------------------  |   ---------------------------------------------
                                                                  Period from      |     Period from
                                                                   January 1       |      July 4 to       Year Ended    Year Ended
                                                                   to July 3,      |    December 31,     December 31,  December 31,
                                                                      1997         |         1997           1998          1999
                                                               ------------------  |   ----------------- ------------  -------------
                                                                                   |
Cash flows from operating activities:                                              |
   Net income (loss)                                               $  12,669       |       $ 43,940      $(2,191,206)  $(6,758,214)
   Adjustments to reconcile net income (loss) to net cash                          |
     provided (used) by operating activities:                                      |
       Depreciation and amortization                                  84,368       |         45,066          110,097       698,403
       Unrealized foreign exchange gain                               (9,078)      |              -                -             -
       Writedown of investment in unconsolidated subsidiary                -       |              -           49,637        45,965
       Equity in loss of unconsolidated subsidiary                         -       |              -                -       508,884
       Intercompany profit elimination                                     -       |              -                -       327,200
       Interest income accrued on note receivable from
        stockholder                                                        -       |              -                -       (66,375)
       (Increase) decrease in due from former parent and                           |
        affiliates                                                    60,125       |        (52,122)         243,499      (368,547)
       (Increase) decrease in accounts receivable, trade            (206,673)      |        (66,514)         273,187    (1,102,426)
       (Increase) decrease in other assets                           (26,527)      |        (42,613)          23,978      (510,279)
       Increase (decrease) in accounts payable and accrued                         |
        expenses                                                     134,111       |        (16,415)         325,538       984,244
       Increase (decrease) in deferred revenue                             -       |        116,667         (116,667)            -
       Increase (decrease) in due to/from                                          |
        officer/shareholders                                          (3,802)      |         30,817         (149,740)       74,261
                                                                   ---------       |       --------     -------------  -----------
          Net cash provided (used) by operating activities            45,193       |         58,826       (1,431,677)   (6,166,884)
                                                                   ---------       |       --------     -------------  -----------
                                                                                   |
Cash flows from investing activities:                                              |
    Purchases of property and equipment                              (37,396)      |         (5,536)        (474,025)   (1,820,027)
    Investments in unconsolidated subsidiary and joint venture             -       |              -          (99,274)   (1,022,269)
    Expenditures for capitalized software development costs                -       |              -         (210,058)   (1,100,592)
    Expenditures for business acquisitions                                 -       |              -                -      (229,937)
    Net assets acquired in business acquisitions                           -       |              -                -       147,890
    Decrease (increase) in notes receivable affiliate                      -       |              -          (40,000)       40,000
                                                                   ---------       |       --------     -------------  -----------
          Net cash used by investing activities                      (37,396)      |         (5,536)        (823,357)   (3,984,935)
                                                                   ---------       |       --------     -------------  -----------
                                                                                   |
Cash flows from financing activities:                                              |
     Repayment of note payable to former parent                            -       |        (68,844)               -             -
     Repayment of notes receivable from stockholders                       -       |              -                -        70,816
     Proceeds from note payable - officer/stockholder                      -       |              -          500,000             -
     Proceeds from issuance of common stock                                -       |              -       13,446,662       940,095
                                                                   ---------       |       --------     -------------  -----------
         Net cash provided (used) by financing activities                  -       |        (68,844)      13,946,662     1,010,911
                                                                   ---------       |       --------     -------------  -----------
                                                                                   |
Effect of exchange rate changes on cash                                    -       |              -          (26,181)       45,467
                                                                   ---------       |       --------     -------------  -----------
                                                                                   |
Net increase (decrease) in cash and cash equivalents                   7,797       |        (15,554)      11,665,447    (9,095,441)
                                                                                   |
Cash and cash equivalents at beginning of period                      30,139       |         37,936           22,382    11,687,829
                                                                   ---------       |       --------     -------------  -----------
                                                                                   |
Cash and cash equivalents at end of period                         $  37,936       |       $ 22,382      $11,687,829   $ 2,592,388
                                                                   =========       |       ========     =============  ===========
                                                                                   |
Supplemental disclosure of cash flow information:                                  |
   Income taxes paid                                               $       -       |       $      -      $     2,000   $    19,502
   Interest paid                                                       3,399       |          1,848            8,257        78,984
   Note receivable received upon exercise of stock options                 -       |              -                -       674,999
   Stock options issued in business acquisition                            -       |              -                -        25,000

See accompanying notes to consolidated financial statements.

                             ARTIFICIAL LIFE, INC.
                    (Formerly Neurotec International Corp.)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     Periods January 1, 1997 to July 3, 1997
          and July 4, 1997 to December 31, 1997 and the Years Ended
                          December 31, 1998 and 1999

1.   Organization, Risks and Uncertainties

  Nature of Operations and Basis of Presentation

     Artificial Life, Inc. ("Artificial Life" or the "Company") develops, markets and supports "intelligent" software robots ("bots"). The Company's bots, known as "SmartBots," are software programs that the Company designs to automate and simplify time-consuming and complex business-related Internet functions such as Web navigation, direct marketing, user profiling, information gathering, messaging, knowledge management, sales response and call center automation. In 1998, the Company changed its primary business focus from software consulting to the development, marketing and support of it's ALife suite of SmartBot software products. As a consequence of the Company's recent change in its primary business focus, the Company expects that an increasing percentage of its future revenues will be derived from sales and services associated with its software robot products and that revenues from its consulting business will, as a percent of gross revenues, significantly decrease over time.

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

     In 1997, the Company was a wholly-owned subsidiary of Neurotec Hochtechnologie GmbH, a German corporation. Neurotec Hochtechnologie GmbH has two other wholly-owned subsidiaries other than the Company and conducts operations in Germany.

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

                             ARTIFICIAL LIFE, INC.
                   (Formerly Neurotec International Corp.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued) Periods January 1, 1997 to July 3, 1997 and July 4, 1997
      to December 31, 1997 and the Years Ended December 31, 1998 and 1999

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

     The difference between the Company's net book value at July 4, 1997 and the purchase price has been recorded as a reduction of the Company's net deferred tax asset and long-term assets, resulting in a new depreciation basis for financial statement purposes for such assets. As of July 4, 1997, the stockholder's equity section reflects cumulative earnings prior to the Management Buyout as paid-in capital. As a result, retained earnings at December 31, 1997 and subsequently, reflect the results of operations of the Company only from the date of the Management Buyout.

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

     In October 1998, the Company formed Artificial Life Europe AG ("Artificial Life Europe") as a wholly-owned subsidiary. Artificial Life Europe is located in Stansstad, Switzerland and was established as the Company's European headquarters.

     In November 1998, Artificial Life Europe formed Artificial Life Rus Limited ("Artificial Life Rus") as a wholly owned subsidiary. Artificial Life Rus is located in St. Petersburg, Russian Federation and was formed to perform software development.

In March 1999, the Company formed a wholly-owned subsidiary Artificial Life Deutschland AG, ("Artificial Life Germany") located in Frankfurt, Germany. The subsidiary was formed to serve European markets and combine the Company's European sales and marketing initiatives. The subsidiary commenced operations in June 1999 and concentrates on the development of Internet applications for banks and financial service organizations.

In June, 1999, Artificial Life Europe formed a wholly-owned subsidiary Artificial Life Solutions, AG located in Stansstad, Switzerland. The subsidiary was formed principally to provide software development and product support for customers in the Switzerland area.

Also in, June 1999, the Company acquired 51% of the outstanding stock of Cybermind Ventures, Inc. ("Cybermind") for $75,000 from two of the Company's stockholders. Cybermind was inactive with a net loss in 1999 through the date of acquisition of $5,520. At the time of the acquisition, Cybermind's name was changed to Artificial Life Ventures, Inc. ("Artificial Life Ventures"). In November 1999, the Company acquired the remaining 49% of the outstanding stock of Artificial Life Ventures from a stockholder of the Company. The Company acquired this stock for $75,000 in cash and the issuance of 5,000 stock options at an exercise price of $14.50 per share. The options are valued at $25,000, have a three year life and vest in equal amounts on the first, second and third anniversary of the grant date. Goodwill recognized in connection with this acquisition amounted to approximately $86,000, and is being amortized over five years.

                             ARTIFICIAL LIFE, INC.
                   (Formerly Neurotec International Corp.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued) Periods January 1, 1997 to July 3, 1997 and July 4, 1997
      to December 31, 1997 and the Years Ended December 31, 1998 and 1999


In October 1999, Artificial Life Europe acquired all the outstanding common stock of IT Partners AG ("IT") for 120,000 Swiss Francs (approximately $80,000). IT is a Swiss company organized in June 1999 as a dealer of computer and other equipment and to provide related consulting services. IT was inactive through the date of acquisition. Goodwill recognized in connection with this acquisition amounted to approximately $19,000, and is being amortized over five years.


  Concentration of Credit Risk

     Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and accounts receivable.

     The Company maintains its cash and cash equivalents in checking, savings and money market accounts. The majority of the Company's cash and cash equivalents were on deposit in three major financial institutions in 1998 and two major financial institutions in 1999.

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

     In 1999, the Company recognized revenues from one customer in the amount of $2,483,467, representing 63.5% of its total revenues. At December 31, 1999, 83% of accounts receivable, trade was due from this customer. Also in 1999, the Company recognized revenues, after elimination of unrealized intercompany profit, from license and application services sales to a joint venture of the Company in the amount of $681,773, representing 17.4% of its total revenues. At December 31, 1999 the entire accounts receivable, affiliate was due from the joint venture.

                             ARTIFICIAL LIFE, INC.
                    (Formerly Neurotec International Corp.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued) Periods January 1, 1997 to July 3, 1997 and July 4, 1997
      to December 31, 1997 and the Years Ended December 31, 1998 and 1999


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

2.   Summary of Significant Accounting Policies

  Basis of Consolidation

     The consolidated financial statements include the accounts of Artificial Life, Inc., Artificial Life Europe, Artificial Life Rus, Artificial Life Solutions, Artificial Life Germany, Artificial Life Ventures and IT. All significant intercompany balances and transactions have been eliminated.

     All assets and liabilities of Artificial Life Europe, including its subsidiaries Artifical Life Solutions and IT, which has the Swiss Franc as its functional currency, Artificial Life Rus which has the Russian Rouble as its functional currency, and Artificial Life Germany, which has the Euro as its functional currency, are translated at the year end exchange rate. The operations of these companies included in the consolidated statement of operations are translated using the weighted average exchange rate during the period. Translation gains and losses are not included in determining net income but are accumulated as a separate component of stockholder's equity. Foreign currency transaction gains and losses are included in determining net income.

   Cash Equivalents

     Cash equivalents consist of short-term investments with original maturities of three months or less when purchased.

   Property and Equipment

     Property and equipment is stated at cost. Depreciation and amortization of property and equipment is calculated using the straight-line method over the following useful lives.

                                                   Estimated Useful Lives
                                                  ------------------------
     Classification                               Predecessor    Successor
     --------------                               ------------  ----------
     Computer equipment.......................    3-5 years     3 years
     Furniture and fixtures...................      7 years     5 years
     Leasehold improvements...................    Lease term    Lease term
     Office equipment.........................      5 years     4 years

     Expenditures for maintenance, repairs and minor renewals are charged to expense as incurred. Betterments and major renewals are capitalized.

   Computer Software Costs

     Costs of developing software which are incurred beyond the point of demonstrated technological feasibility are capitalized and, after the product is available for general release to customers, such costs are amortized based on the greater of the charge resulting from the straight-line method over a two-year period or the proportion of current sales to estimated future revenues of the product.

                             ARTIFICIAL LIFE, INC.
                   (Formerly Neurotec International Corp.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued) Periods January 1, 1997 to July 3, 1997 and July 4, 1997
      to December 31, 1997 and the Years Ended December 31, 1998 and 1999


Revenue Recognition

  The Company recognizes revenues from marketing computer software programs as follows:

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

  Advertising Expense

     Advertising costs are charged to expense when incurred. Advertising costs amounted to $660,090 in 1999. There were no advertising costs prior to 1999.

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

  Computation of Net Income (Loss) Per Share

     The Company adopted SFAS No. 128, "Computation of Earnings Per Share," during 1997. The provision and disclosure requirements for SFAS No. 128 were required to be adopted for interim and annual periods ending after December 15, 1997, with restatement of earnings per share for prior periods. In accordance with SFAS No. 128, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period and the weighted average dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the Treasury Stock method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive. All common equivalent shares of the Company are not dilutive. Therefore, diluted earnings per share is the same as basic earnings per share. Pursuant to SEC Staff Accounting Bulletin No. 98, common stock issued for nominal consideration, prior to the anticipated effective date of an IPO, are required to be included in the calculation of basic and diluted net loss per share, as if they are outstanding for all periods presented. To date, the Company has not had any stock issuances for nominal consideration.

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

                             ARTIFICIAL LIFE, INC.
                    (Formerly Neurotec International Corp.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued) Periods January 1, 1997 to July 3, 1997 and July 4, 1997
      to December 31, 1997 and the Years Ended December 31, 1998 and 1999


  Stock Dividend, Reverse Stock Split and Changes in Authorized Stock

     On June 10, 1998, the Company declared a dividend of 339 shares of common stock for each share of common stock held to stockholders of record on June 10, 1998. On September 22, 1998 the Company effected a 1-for-2.44 reverse stock split and amended the total authorized shares of Voting Common Stock to 19,000,000 shares and Non-Voting Common Stock to 1,000,000 shares. Effective with the consummation of the IPO on December 17, 1998, the Company amended its articles of organization to amend the total authorized shares of common stock to 30,000,000 shares, all voting, and to authorize 5,000,000 shares of preferred stock. All references in the financial statements to shares, share prices, per share amounts, stock options and authorized shares have been retroactively adjusted for the stock dividend, reverse stock split and change in authorized stock.

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

Reclassification

     Certain items previously reported in specific financial statement captions have been reclassified to conform with the 1999 presentation.

3.   Related Party Transactions

     The Company had transactions with its former parent company and wholly-owned subsidiaries of the former parent company, MediaCenter GmbH ("MediaCenter") and IST Intelligent Safety Technologies GmbH ("IST"), and a stockholder of the former parent company as follows:

          (a) The Company provided contract services to the former parent company, IST and to a stockholder of the former parent company on which it recorded applications revenue of $666,229 and $197,948 for the periods January 1, 1997 to July 3, 1997 and July 4, 1997 to December 31, 1997, respectively. Certain contracts for services are denominated in Deutsche Marks ("DM").

          (b) The Company received advances from the former parent company in the amount of DM 120,000. The advances were due on September 30, 1997 with interest at 8.5%. Interest expense on these advances amount to $3,399 and $1,848 for the periods from January 1, 1997 to July 3, 1997 and July 4, 1997 to December 31, 1997, respectively. The advances were repaid in 1997 (see below).

          (c) The former parent charged the Company for engineering services rendered. These costs amounted to $39,168 for the period from January 1,

                             ARTIFICIAL LIFE, INC.
                    (Formerly Neurotec International Corp.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
         Periods January 1, 1997 to July 3, 1997 and July 4, 1997 to
       December 31, 1997 and the Years Ended December 31, 1998 and 1999

1997 to July 3, 1997. No services were rendered by the former parent after the Management Buyout.

     (d) Through July 3, 1997, the Company charged the former parent company for various expenses paid by the Company on its behalf as follows:

                                                    Predecessor
                                                  ---------------
                                                    Period From
                                                     January 1,
                                                  to July 3, 1997
                                                  ---------------
Expenses paid by the Company on behalf of the
 former parent:
     Consortium Agreement ......................          $46,875
     Engineering costs .........................            8,873
     Travel and promotion ......................            1,497
                                                          -------
                                                          $57,245
                                                          =======

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

     Compensation paid to the Company's President, Chief Executive Officer and Chairman amounted to $54,254 and $22,500 for the periods January 1, 1997 to July 3, 1997 and July 4, 1997 to December 31, 1997, respectively. In 1998, the Company's President, Chief Executive Officer and Chairman entered into an employment agreement with the Company at an annual salary of $240,000 in 1998 and $264,000 in 1999.

                             ARTIFICIAL LIFE, INC.
                    (Formerly Neurotec International Corp.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                    Periods January 1, 1997 to July 3, 1997
                    and July 4, 1997 to December 31, 1997
                and the Years Ended December 31, 1998 and 1999

     On June 29, 1998, the Company issued a note payable to an officer/stockholder in the amount of $500,000. The note is unsecured and bears interest at 10%. Payment of principal and accrued interest is due on January 1, 2000. Interest accrued during the years ended December 31, 1998 and 1999 amounted to $25,000 and $50,000, respectively, on the note payable. Subsequent to year-end, the note was extended to April 30, 2000.

     In 1998, the Company made advances totaling $40,000 to Artificial Life Ventures, a company originally owned by a stockholder and an officer/stockholder of the Company. The advances are unsecured, bear interest at 10% and were due on December 31, 1999. In 1999, the Company purchased all of the outstanding stock of this affiliate.

     The Company pays expenses on behalf of and provides cash advances to officer/stockholders from time to time. Amounts outstanding are non-interest bearing and due on demand.

     See also Notes 1 and 9.

                             ARTIFICIAL LIFE, INC.
                   (Formerly Neurotec International Corp.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued) Periods January 1, 1997 to July 3, 1997 and July 4, 1997
      to December 31, 1997 and the Years Ended December 31, 1998 and 1999

4. Income Taxes

The income tax provision (benefit) consists of:

                                               Predecessor                                         Successor
                                          -----------------       -----------------------------------------------------------------
                                               Period from               Period from
                                               January 1                 July 4 to                Year Ended           Year Ended
                                               to July 3,               December 31,             December 31,         December 31,
                                                  1997                      1997                     1998                 1999
                                          -----------------       ---------------------    ---------------------    ---------------
Current:
    Federal                                         $ 3,039                   $   3,661              $    (1,710)      $         -
    State                                             2,495                       3,005                        -                 -
    Foreign                                               -                           -                        -            19,502
                                          -----------------       ---------------------    ---------------------    --------------
                                                      5,534                       6,666                   (1,710)           19,502
                                          -----------------       ---------------------    ---------------------    --------------
Deferred (prepaid):
    Federal                                               -                           -                    1,710                 -
    State                                                 -                           -                        -                 -
    Foreign                                               -                           -                        -                 -
                                          -----------------       ---------------------    ---------------------    --------------
                                                          -                           -                    1,710                 -
                                          -----------------       ---------------------    ---------------------    --------------

                                                    $ 5,534                   $   6,666              $         -       $    19,502
                                          =================       =====================    =====================    ==============

The difference between actual income tax expense and expected income tax expense computed by applying the U.S. federal income tax rate of 34% to income (loss) before income taxes is explained as follows:

                                             Predecessor                                        Successor
                                          -----------------       -----------------------------------------------------------------
                                              Period from               Period from
                                               January 1                 July 4 to               Year Ended           Year Ended
                                              to July 3,               December 31,             December 31,          December 31,
                                                 1997                       1997                     1998                  1999
                                          -----------------       ---------------------    ---------------------    ---------------
Expected income tax expense (benefit)               $ 6,189                   $  17,206              $  (745,010)       $(2,291,162)
State taxes, net of federal income tax
    benefit                                           1,647                       1,983                 (137,389)          (238,022)
Surtax exemption                                     (3,458)                     (2,295)                       -                  -
Foreign tax rate differences                              -                           -                        -            233,453
Change in valuation reserve on deferred
    tax asset                                             -                     (12,532)                 826,618          2,452,142
Other                                                 1,156                       2,304                   55,781           (136,909)
                                          -----------------       ---------------------    ---------------------    ---------------

       Provision (benefit) for income
        taxes                                       $ 5,534                   $   6,666              $         -        $    19,502
                                          =================       =====================    =====================    ===============

                             ARTIFICIAL LIFE, INC.
                   (Formerly Neurotec International Corp.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued) Periods January 1, 1997 to July 3, 1997 and July 4, 1997
      to December 31, 1997 and the Years Ended December 31, 1998 and 1999

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1999 are presented below:

                                                             Successor
                                                     --------------------------
                                                            December 31,
                                                          1998         1999
                                                     ------------  ------------

Deferred tax assets:
 Federal net operating loss carryforward             $    687,839  $  1,999,003
 State net operating loss carryforward                    190,476       554,361
 Foreign net operating loss carryforward                        -       593,172
 Equity in loss of unconsolidated subsidiary                    -       204,928
 Start-up costs capitalized for income tax purposes        23,793         1,087
 Other                                                      4,182         4,182
                                                     ------------  ------------
                                                          906,290     3,356,733
 Valuation allowance on deferred tax asset               (896,480)   (3,348,622)
                                                     ------------  ------------
                                                            9,810         8,111
                                                     ------------  ------------
Deferred tax liabilities:
 Prepaid rent deducted for income tax purposes              8,111         8,111
 Other                                                      1,699             -
                                                     ------------  ------------
                                                            9,810         8,111
                                                     ------------  ------------

     Net deferred tax asset                          $          -  $          -
                                                     ============  ============


The change in the valuation allowance on deferred tax assets is as follows:

                                                        Predecessor                       Successor
                                                       -------------     --------------------------------------------
                                                        Period from      Period from
                                                         January 1        July 4 to       Year Ended      Year Ended
                                                         to July 3,      December 31,    December 31,    December 31,
                                                            1997             1997            1998            1999
                                                       -------------     ------------    ------------    ------------
Balance at beginning of period                         $           -     $          -    $     69,862    $    896,480
Increase in valuation allowance on existing
    deferred tax assets due to Management Buyout                   -           42,312               -               -
Increase in valuation allowance on deferred
    tax assets arising from revaluation of assets
    due to Management Buyout                                       -           40,082               -               -
Increase (decrease) in valuation allowance due
    to change in deferred tax assets during the
    period                                                         -          (12,532)        826,618       2,452,142
                                                       -------------     ------------    ------------    ------------

Balance at end of period                               $           -     $     69,862    $    896,480    $  3,348,622
                                                       =============     ============    ============    ============

                             ARTIFICIAL LIFE, INC.
                   (Formerly Neurotec International Corp.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued) Periods January 1, 1997 to July 3, 1997 and July 4, 1997
      to December 31, 1997 and the Years Ended December 31, 1998 and 1999


     At December 31, 1999, the Company has approximately $6,000,000 of federal and state net operating loss carryforwards expiring in 2019 and 2004, respectively. The net operating loss carryforwards may be subject to annual limitations based on ownership changes in the Company's common stock as provided in Section 382 of the Internal Revenue Code. In addition, the Company's German subsidiary has available approximately $1,000,000 of net operating loss carryforwards that can be used to reduce the subsidiaries future taxable income.

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

     On August 6, 1997, the Company obtained a suspension of the contract until February 5, 1998, at which time the contract resumed under its original terms. The Company will be solely responsible for the $125,000 annual cost through October 9, 2000. Total costs incurred by the Company in connection with the agreement amounted to $32,598 for the period January 1, 1997 to July 3, 1997, and $125,000 for each of the years ended December 31, 1998 and 1999.

                             ARTIFICIAL LIFE, INC.
                    (Formerly Neurotec International Corp.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                    Periods January 1, 1997 to July 3, 1997
                    and July 4, 1997 to December 31, 1997
                and the Years Ended December 31, 1998 and 1999


Leases

     The Company leases office and other space and various office equipment under various noncancellable leases. Future minimum annual lease payments, exclusive of additional operating costs, are as follows:


          Year Ending December 31,
          ------------------------

              2000..........................................   $    700,000
              2001..........................................        450,000
              2002..........................................        430,000
              2003..........................................        430,000
              2004..........................................        200,000
              Thereafter....................................        150,000
                                                               ------------
                                                               $  2,360,000
                                                               ============

     Rent expense for the periods January 1, 1997 to July 3, 1997 and July 4, 1997 to December 31, 1997 and the years ended December 31, 1998 and 1999 amounted to approximately $135,900, $92,400, $253,300, and $377,300, respectively. The 1998 and 1999 rent expense is net of approximately $20,400 and $86,000, respectively, which was recorded as part of capitalized software development costs.

Employment Contract

     The Company has an employment agreement with its chief executive officer. The agreement is three years in length and provides for a minimum salary level. The agreement includes severance payments under certain conditions of approximately three times the officer's annual compensation. In addition the chief executive officer of the Company is entitled to receive an annual incentive bonus of 3% of the Company's profits from operations.

6.   Profit Sharing Plan

     Effective October 1, 1995, the Company implemented a 401(k) profit sharing plan for the benefit of all its United States employees. Employees are eligible to participate after twelve months of service and may contribute up to 15% of their compensation subject to statutory limitations. The Company matches 50% of employee contributions up to 1 1/2% of the employee's compensation.

     Profit sharing expense for the periods January 1, 1997 to July 3, 1997 and July 4, 1997 to December 31, 1997 and the years ended December 31, 1998 and 1999 amounted to approximately $4,800, $3,700, $10,500, and $21,100, respectively.

                             ARTIFICIAL LIFE, INC.
                   (Formerly Neurotec International Corp.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued) Periods January 1, 1997 to July 3, 1997 and July 4, 1997
      to December 31, 1997 and the Years Ended December 31, 1998 and 1999


7.   Stockholders' Equity

     Public Offering

       In August 1998, the Company executed a letter of intent to proceed with a proposed initial public offering of the Company's stock (the "IPO"). The IPO was consummated on December 17, 1998. Expenses incurred in connection with the IPO amounted to $2,597,227, resulting in net proceeds of $9,302,773 to the Company. Upon consummation of the IPO, under the terms of the letter of intent, the underwriters managing the offering will have the right to appoint one member of the Board of Directors. The right to have a representative on the Company's board extends for the term of the Warrant (defined below). The Company has delivered a warrant (the "Warrant") to the underwriters at the closing of the IPO equal to ten percent of the total number of shares sold pursuant to the IPO, 160,000 shares. The Warrant is exercisable any time after one year from the date of closing for a period of four years at a price equal to 120% of the offering price per share, or $10.20 per share. In December 1999, the underwriters exercised 140,000 shares of the Warrant using a net exercise feature resulting in the issuance of 54,810 shares of common stock.

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

     Common Stock

       In June 1998, the Company sold 53,278 shares of non-voting common stock and the majority stockholder of the Company sold 409,836 shares of voting common stock through private placements to foreign investors based on arms-length negotiations with unrelated parties. The shares were sold for $3.66 per share. Expenses incurred in connection with the private placements amounted to $13,633. As a result, the Company received net proceeds of $181,367. This stock was unregistered and was subject to restrictions on resale in the United States pursuant to Regulation S promulgated under the Securities Act of 1933, as amended. Upon the closing of the IPO, non-voting common stock was converted into voting common stock.

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

                             ARTIFICIAL LIFE, INC.
                   (Formerly Neurotec International Corp.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued) Periods January 1, 1997 to July 3, 1997 and July 4, 1997
      to December 31, 1997 and the Years Ended December 31, 1998 and 1999


Stock Option Plan

     On April 1, 1998, the Company adopted the 1998 Equity Incentive Plan (the "Plan") which provides for the issuance of both non-statutory and incentive stock options to employees, officers, directors and consultants of the Company. At the time the Company reserved 409,811 shares of common stock to be issued under the Plan.

     On September 25, 1998, the Plan was amended to increase the shares reserved for issuance under the Plan to a total of 1,200,000 shares; 761,476 shares of voting common stock and 438,524 shares of non-voting common stock. All options issued prior to June 30, 1998 were for voting common stock. With the amendment of the authorized common stock at the time of the IPO, all non-voting common stock options were converted to voting common stock options.

     On July 1, 1999, the Plan was amended to increase the shares reserved for issuance under the Plan to a total of 2,700,000.

                             ARTIFICIAL LIFE, INC.
                   (Formerly Neurotec International Corp.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued) Periods January 1, 1997 to July 3, 1997 and July 4, 1997
      to December 31, 1997 and the Years Ended December 31, 1998 and 1999


A summary of the status of the Company's stock options under the Plan as of December 31, 1998 and 1999 and the changes during the years then ended is presented below:

                                                       1998                          1999
                                             -------------------------     --------------------------
                                                             Weighted-                      Weighted-
                                                              Average                        Average
                                                             Exercise                       Exercise
                                                Shares         Price          Shares          Price
                                             ------------    ---------     -------------    ---------
Outstanding at beginning of year                       -     $       -           755,569    $    4.38
Granted - price equals fair value                 781,652         4.60         1,489,476        14.60
Exercised                                         (26,083)        3.66          (543,031)        3.66
Canceled                                                -            -          (123,086)       13.61
                                             ------------                  -------------

Outstanding at end of period                      755,569    $    4.38         1,578,928    $   13.56
                                             ============                  =============

Options exercisable at end of year                755,569                        215,228
                                             ============                  =============

Options available for future grants               418,348                        551,958
                                             ============                  =============

In 1999, options for 184,426 shares were exercised using a net exercise feature resulting in the issuance of 139,426 shares.

The following table summarizes information about stock options outstanding under the Plan at December 31, 1999:

                                    Options Outstanding                       Options Exercisable
                         ---------------------------------------    ---------------------------------------
                                          Weighted                                   Weighted
                                          Average      Weighted-                     Average      Weighted-
    Range of                             Remaining      Average                     Remaining      Average
    Exercise               Number       Contractual    Exercise       Number       Contractual    Exercise
      Price              Outstanding       Life          Price      Outstanding        Life         Price
    --------             -----------    -----------    ---------    -----------    -----------    ---------
  $3.66 - $6.50              197,884           0.74    $    6.02        197,884           0.74    $    6.02
 $14.50 - $17.94           1,376,476           2.62    $   14.61         12,776           1.81    $   15.25
     $21.96                    4,568           0.33    $   21.96          4,568           0.33    $   21.96

                             ARTIFICIAL LIFE, INC.
                   (Formerly Neurotec International Corp.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued) Periods January 1, 1997 to July 3, 1997 and July 4, 1997
      to December 31, 1997 and the Years Ended December 31, 1998 and 1999


     The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Plan.

     Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options under the fair value method. In 1998, prior to the completion of the initial public offering of common stock, the fair value of each option grant was estimated using the minimum value method. The minimum value method differs from other methods of valuing options, such as the Black-Scholes option pricing model, because it does not consider the effect of expected volatility. In 1999, the Company estimated the fair value of options granted using the Black-Scholes option pricing model. The fair value of options was estimated at the date of grant using the following weighted average assumptions:

                                                       1998      1999
                                                       ----      ----
          Risk Free interest rate...................    5.4%      6.0%
          Dividend yield............................   None      None
          Expected life of options in years.........    .75      1.50
          Expected volatility.......................   None      60.0%

     Option valuation models require the input of highly subjective assumptions including the expected life of the options and their expected volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The Company's pro forma information for 1998 and 1999 is as follows:

                                                   1998           1999
                                                   ----           ----
          Pro forma net loss................   $(2,321,637)    $(7,221,251)
          Pro forma net loss per share......   $     (0.32)    $     (0.75)

     The pro forma net loss per share above is calculated using the weighted average number of shares of common stock outstanding as described in Note 2. The weighted average fair value of options granted during the year ended December 31, 1998 and 1999 was $0.17 and $2.75, respectively.

Other Stock Options
-------------------

     In November 1999, the Company issued stock options for 5,000 shares of common stock at an exercise price of $14.50 per share in connection with its acquisition of the remaining 49% of the outstanding stock of Artificial Life Ventures. The options have a three year life and vest in equal amounts on the first, second and third anniversary of the grant date. The fair value of the options, determined using the Black-Scholes option pricing model, was $25,000.

                             ARTIFICIAL LIFE, INC.
                   (Formerly Neurotec International Corp.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued) Periods January 1, 1997 to July 3, 1997 and July 4, 1997
      to December 31, 1997 and the Years Ended December 31, 1998 and 1999


8.   Notes Receivable From Stockholders

     In connection with the exercise of stock options on July 31, 1998, the Company received notes receivable in the amount of $93,682. The notes are due in biweekly installments through July 31, 2000 with interest at 9%. At December 31, 1998 and 1999, the outstanding balance of these notes receivable amounted to $79,423 and $8,607, respectively.

     In connection with the exercise of options on May 7, 1999, the Company received a note receivable in the amount of $674,999. The note is due on May 7, 2000 with interest at 15%. The outstanding balance of this note was $741,374, including accrued interest of $66,375, at December 31, 1999.

9.   Accrued Expenses

     Accrued expenses at December 31, 1998 and 1999 consist of the following:

                                                          Successor
                                                ------------------------------
                                                December 31,      December 31,
                                                    1998              1999
                                                ------------      ------------

     Accrued salaries.........................    $   25,282        $   81,401
     Accrued vacations........................        28,292           144,495
     Accrued and withheld payroll taxes.......        12,063            81,803
     Accrued professional fees................        40,099           214,833
     Accrued state excise tax.................        21,103                --
     Accrued interest on note payable to
       officer/stockholder....................        25,000                --
     Other liabilities........................        19,428            63,751
                                                  ----------        ----------
               Total accrued expenses.........    $  171,267        $  586,283
                                                  ==========        ==========

                             ARTIFICIAL LIFE, INC.
                   (Formerly Neurotec International Corp.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued) Periods January 1, 1997 to July 3, 1997 and July 4, 1997
      to December 31, 1997 and the Years Ended December 31, 1998 and 1999


10.  JOINT VENTURE

     In April 1999, the Company entered into a joint venture with two international retailers in the field of e-commerce. The main focus of this joint venture is to sell consumer goods over the Internet using deep discounts and high volume, both in terms of transactions and web visits. As part of the transaction, the Company will license its SmartBot technology to the joint venture. In addition, the Company will provide products and software development and consulting services to the joint venture and receive payments therefor. The partners in the joint venture will be responsible for using their purchasing relationships to obtain certain consumer products which will be sold on the joint venture's e-commerce Website. The Company has allocated up to $2,150,000 of the proceeds from its IPO to purchase its 50% interest in this joint venture and to meet its obligations to contribute additional capital to the joint venture. As of December 31, 1999, $1,022,269 was invested by the Company in the joint venture. In March, 2000 the Company agreed to invest an additional $938,550 in the joint venture. Under the terms of the joint venture agreement, the Company may market any e-commerce applications it develops to other e-commerce companies.

     The Company accounts for its investment in the joint venture on the equity method. The summarized unaudited financial information of the joint venture since its inception is as follows:

                                               Unaudited
                                              -----------
        Earnings data:
         Revenues                            $    31,513
         Operating loss                       (1,003,357)
         Net loss                             (1,017,768)
         Company's equity in net loss           (508,884)
        Balance sheet data:
         Current assets                          455,317
         Non-current assets                    2,187,530
         Current liabilities                   1,061,783
         Non-current liabilities                 677,988
         Net assets                              903,076
         Company's equity in net assets          451,538

     The Company's investment in unconsolidated subsidiary at December 31, 1999 is reduced by the elimination of unrealized intercompany profits as of December 31, 1999 in the amount of $327,200.

                             ARTIFICIAL LIFE, INC.
                   (Formerly Neurotec International Corp.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Concluded) Periods January 1, 1997 to July 3, 1997 and July 4, 1997
      to December 31, 1997 and the Years Ended December 31, 1998 and 1999


11.  Segment Information

     The Company, whose operations consist of a single line of business, develops, markets and supports "intelligent software robots," software programs that the Company designs to automate and simplify time-consuming and complex business-related internet functions.

     At December 31, 1998, the Company had operations located outside the United States in Switzerland and Russia. The Company's operations in Europe commenced late in 1998 and generated no revenues as of December 31, 1998. In 1999, the Company commenced operations in Germany.

Other financial data for the years ended December 31, 1998 and 1999 is as follows:

                                                  United
1998                                              States         Europe        Eliminations       Total
----                                           ------------   -----------      -------------   ------------
Loss from operations....................       $(1,991,042)   $ (200,164)      $         --    $(2,191,206)
Identifiable Assets.....................        13,089,011       525,430           (729,721)    12,884,720

1999
----
Revenues from external
   customers............................       $ 3,072,781    $1,163,495       $   (327,200)   $ 3,909,076
Intersegment revenue....................           343,136     1,103,101         (1,446,237)            --
Interest income.........................           437,765        17,047           (110,774)       344,038
Interest expense........................            52,039       115,151           (113,206)        53,984
Depreciation and amortization
   expense..............................           374,924       318,173              5,306        698,403
Equity in loss of unconsolidated
   subsidiary...........................                --       508,884                 --        508,884
Income tax expense......................                --        19,502                 --         19,502
Net loss................................        (3,808,578)   (2,628,322)          (321,314)    (6,758,214)
Investment in unconsolidated
   subsidiary...........................           186,186            --                 --        186,186
Expenditures for property
   and equipment........................           397,219     1,422,808                 --      1,820,027
Identifiable Assets.....................        10,247,094     1,095,256         (3,354,039)     7,988,311

The Company's entire operations were located in the United States during the year ended December 31, 1997.

12.  SUBSEQUENT EVENTS

   In February 2000, the Company sold 152,500 shares of common stock through private placements with two foreign investors at prices which approximated quoted market prices on the dates of the sales. Total proceeds to the Company amounted to $4,112,500.