Form 10-K/A
period 1999-12-31
ARTIFICIAL LIFE INC
filed 2000-04-07
CIK 1070361

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                  AMENDMENT TO

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
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


  THE PURPOSE OF THIS AMENDMENT IS TO ADD AN ELECTRONIC COPY OF THE REFERENCED
      EXHIBITS FILED IN PAPER PURSUANT TO A TEMPORARY HARDSHIP EXEMPTION.

 THE ANNUAL REPORT ON FORM 10-K IS HEREBY AMENDED BY INCLUDING AS PART IV, ITEM
   14 THE LIST OF EXHIBITS SET FORTH HEREIN AND THE EXHIBITS LISTED THEREON.

Part IV

Item 14 c. List of Exhibits:

Exhibit No.               Description
-----------               -----------
Exhibit 10.14-CE    Lease Agreement dated March 30, 1999 between the Company
                    (Artificial Life Deutschland A.G.) and Internationales Immobilen.

Exhibit 10.15-CE    Lease Agreement dated December 31, 1999 between the
                    Company (Artificial Life RUS) and the Association of Concert
                    Performers in the Russian Federation (ARENDODATEL).

Exhibit 10.16-CE    Lease Agreement dated October 1, 1999 between the Company
                    (Artificial Life Solutions) and Vierwaldstratter Bereiligungen A.G.

Exhibit 10.17-CE    Lease Agreement dated October 1, 1999 between the Company
                    (Artificial Life Solutions) and Vierwaldstratter Bereiligungen A.G.

Exhibit 10.18-CE    Lease Agreement dated August 1, 1999 between the Company
                    (Artificial Life Solutions) and Charles Barrier Immobilen.

Exhibit10.19-CE     A June 1999 Stock Purchase Agreement between the Company
                    and Eberhard Schoneburg for the Purchase of 490,000 shares of
                    Cybermind Ventures, Inc.

Exhibit 10.20-CE    A June 1999 Stock Purchase Agreement between the Company and
                    Cybermind Interactive A.G. for the Purchase of 20,000 shares of
                    Cybermind Ventures, Inc.

Exhibit 10.21-CE    A November 1999 Stock Purchase Agreement between the Company and Cybermind Interactive A.G. for the Purchase of 490,000 shares of Cybermind Ventures, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 31 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Amended Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts, on April 6, 2000.

                                        ARTIFICIAL LIFE, INC.

                                        By: /s/ Robert Pantano
                                            -------------------------------
                                            Robert Pantano
                                            Chief Financial Officer (Principal
                                            financial and accounting officer)