Form 10-Q
period 2000-03-31
ARTIFICIAL LIFE INC
filed 2000-05-15
CIK 1070361

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                   Common Stock, $0.01 par value per share--
                    10,291,280 shares as of April 30, 2000

PART I  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                             ARTIFICIAL LIFE, INC.
                    (formerly Neurotec International Corp.)

               CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                     December 31,    March 31,
                                                        1999           2000
                                                    ------------   ------------
                   ASSETS
Current assets:
    Cash and cash equivalents                       $  2,592,388   $  5,002,238
    Accounts receivable, trade                         1,094,430        919,269
    Accounts receivable, affiliate                       346,172        324,166
    Note receivable, affiliate                              --          120,620
    Due from officer/stockholders                         51,708         77,437
    Prepaid expenses and other current assets            547,942        456,209
                                                    ------------   ------------
                    Total current assets               4,632,640      6,899,939
                                                    ------------   ------------

Property and equipment:
    Computer equipment                                 1,743,792      1,902,703
    Furniture and fixtures                               499,211        528,738
    Leasehold improvements                                95,381        100,382
    Office equipment                                     166,087        168,280
                                                    ------------   ------------
                                                       2,504,471      2,700,103
    Less accumulated depreciation and amortization       638,749        822,421
                                                    ------------   ------------
                                                       1,865,722      1,877,682
                                                    ------------   ------------
Other assets:
    Costs in excess of fair value of net assets
      acquired, net of accumulated amortization of
      $5,306 and $12,908                                  99,520         91,226
    Capitalized software development costs, net
      of accumulated amortization of $246,737
      and $378,610                                     1,119,356      1,055,386
    Investments in unconsolidated subsidiary             186,186           --
    Deposits and other assets                             84,887        226,503
                                                    ------------   ------------
                                                       1,489,949      1,373,115
                                                    ------------   ------------
                                                    $  7,988,311   $ 10,150,736
                                                    ============   ============

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                $    980,979   $    715,707
    Note payable - officer/stockholder                   500,000        500,000
    Deferred revenue                                        --          136,120
    Accrued expenses and other current liabilities       586,283        631,062
                                                    ------------   ------------
                    Total current liabilities          2,067,262      1,982,889
                                                    ------------   ------------

Stockholders' equity:
    Preferred stock, $.01 par value;
      5,000,000 shares authorized, no shares issued
      and outstanding                                         --             --
    Common stock, $.01 par value; 30,000,000 shares
      authorized, 9,863,415 and 10,243,415 shares
      issued and outstanding in 1999 and 2000,
      respectively                                        98,634        102,434
    Additional paid-in capital                        15,563,784     25,150,579
    Notes receivable and stock subscriptions due
     from stockholders                                  (749,981)    (5,148,986)
    Accumulated deficit                               (8,905,480)   (11,796,815)
    Accumulated other comprehensive loss                 (85,908)      (139,365)
                                                    ------------   ------------
                    Total stockholders' equity         5,921,049      8,167,847
                                                    ------------   ------------

                                                    $  7,988,311   $ 10,150,736
                                                    ============   ============

See accompanying notes to unaudited condensed consolidated financial statements.

                             ARTIFICIAL LIFE, INC.
                    (formerly Neurotec International Corp.)

                   CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                                   (Unaudited)

                                                  Three-month Period Ended
                                                         March 31,
                                               -------------------------------
                                                   1999                2000
                                               -----------         -----------
Revenues:
    Software license agreements                $      --            $  793,860
    Application services                           438,723             720,594
    Software products                                  700               6,750
                                               -----------         -----------
                                                   439,423           1,521,204
                                               -----------         -----------
Operating expenses:
    General and administrative                     677,408           1,416,207
    Engineering and cost of sales                  280,244           1,723,412
    Research and development                       154,851             210,008
    Sales and marketing                            100,663             796,009
                                               -----------         -----------
        Total operating expenses                 1,213,166           4,145,636
                                               -----------         -----------

        Loss from operations                      (773,743)         (2,624,432)

Other income (expenses):
    Foreign exchange loss                          (29,124)            (40,350)
    Equity in loss of joint venture                   --              (240,143)
    Interest income                                116,943              28,137
    Interest expense                               (21,385)            (14,547)
                                               -----------         -----------

Loss before provision for income taxes            (707,309)         (2,891,335)

Provision for income taxes                              --                  --
                                               -----------         -----------

Net loss                                       $  (707,309)        $(2,891,335)
                                               ===========         ===========


Basic and diluted net loss per share           $     (0.08)        $     (0.29)

Weighted average shares outstanding
    used in per share calculation                9,302,574           9,978,442

See accompanying notes to unaudited condensed consolidated financial statements.

                             ARTIFICIAL LIFE, INC.
                    (formerly Neurotec International Corp.)

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                         Comprehensive              Preferred Stock                       Common Stock
                                             Income          ------------------------------      ------------------------------
                                             (Loss)             Shares            Amount            Shares            Amount
                                          ------------       ------------      ------------      ------------      ------------
Balance at December 31, 1998                                          --       $        --          9,270,574      $     92,706

Issuance of common stock                                              --                --             40,000               400

Repayment of notes receivable
    from stockholders net of
    increases for accrued interest                                    --                --                --                --

Comprehensive income:

    Net loss                              $   (707,309)               --                --                --                --

    Foreign currency translation
        adjustment                               8,611                --                --                --                --
                                          ------------
            Total comprehensive loss      $   (698,698)
                                          ============       ------------      ------------      ------------      ------------
Balance at March 31, 1999                                             --       $        --          9,310,574      $     93,106
                                                             ============      ============      ============      ============

Balance at December 31, 1999                                          --       $        --          9,863,415      $     98,634

Issuance of common stock                                              --                --            380,000             3,800

Repayment of notes receivable
    from stockholders net of
    increases for accrued interest                                    --                --                --                --

Stock options issued for
    services rendered                                                 --                --                --                --

Comprehensive income:

    Net loss                              $ (2,891,335)               --                --                --                --

    Foreign currency translation
        adjustment                             (53,457)               --                --                --                --
                                          ------------

            Total comprehensive loss      $ (2,944,792)
                                          ============       ------------      ------------      ------------      ------------

Balance at March 31, 2000                                             --       $        --         10,243,415      $    102,434
                                                             ============      ============      ============      ============
                                                                                                  Accumulated
                                         Additional                            Retained              Other             Total
                                           Paid-in             Notes           Earnings          Comprehensive     Stockholders'
                                           Capital          Receivable         (Deficit)             Loss              Equity
                                         ------------      ------------       ------------       ------------       ------------
Balance at December 31, 1998             $ 13,929,618      $    (79,423)      $ (2,147,266)      $    (26,549)      $ 11,769,086

Issuance of common stock                      302,200               --                 --                 --             302,600

Repayment of notes receivable
    from stockholders net of
    increases for accrued interest                --             58,532                --                 --              58,532

Comprehensive income:

    Net loss                                      --                --          (  707,309)               --           (707,309)

    Foreign currency translation
        adjustment                                --                --                 --               8,611              8,611

            Total comprehensive loss
                                         ------------      ------------       ------------       ------------       ------------

Balance at March 31, 1999                $ 14,231,818      $   ( 20,891)      $ (2,854,575)      $    (17,938)      $ 11,431,520
                                         ============      ============       ============       ============       ============

Balance at December 31, 1999             $ 15,563,784      $   (749,981)      $ (8,905,480)      $    (85,908)      $  5,921,049

Issuance of common stock                    9,548,700        (5,145,000)               --                 --           4,407,500

Repayment of notes receivable
    from stockholders net of
    increases for accrued interest                --            745,995                --                 --             745,995

Stock options issued for
     services rendered                         38,095                                                                     38,095
Comprehensive income:

    Net loss                                      --                --          (2,891,335)               --          (2,891,335)

    Foreign currency translation
        adjustment                                --                --                 --             (53,457)           (53,457)

            Total comprehensive loss
                                         ------------      ------------       ------------       ------------       ------------
Balance at March 31, 2000                $ 25,150,579      $ (5,148,986)      $(11,796,815)      $   (139,365)      $  8,167,847
                                         ============      ============       ============       ============       ============

See accompanying notes to unaudited condensed consolidated financial statements

                             ARTIFICIAL LIFE, INC.
                    (formerly Neurotec International Corp.)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                Three month period ended March 31,
                                                                              -------------------------------------
                                                                                      1999               2000
                                                                              -----------------     ---------------
Cash flows from operating activities:
   Net loss                                                                       $  (707,309)      $ (2,891,335)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation and amortization                                                   36,154            347,669
       Equity in loss of joint venture                                                   --              240,143
       Intercompany profit elimination                                                   --               66,430
       Interest income accrued on notes receivable from stockholder                      --              (11,884)
       Stock options issued for services rendered                                        --               38,095
       Increase in due from affiliate                                                    --              (90,157)
       (Increase) decrease in accounts receivable, trade                             (438,723)           161,975
       (Increase) decrease in prepaid expenses and other current assets              (193,476)            82,813
       Increase in other assets                                                        (8,744)          (136,300)
       Increase (decrease) in accounts payable and other current liabilities          122,365           (193,801)
       Increase in deferred revenue                                                      --               15,970
       Increase in due to/from officer/stockholder                                    (20,913)           (29,309)
                                                                                  -----------       ------------
          Net cash used by operating activities                                    (1,210,646)        (2,399,691)
                                                                                  -----------       ------------

Cash flows from investing activities:
    Purchases of property and equipment                                              (353,762)          (263,256)
    Expenditures for capitalized software development costs                          (296,262)           (76,156)
    Increase in notes and accounts receivable affiliate                                (1,000)              --
                                                                                  -----------       ------------
          Net cash used by investing activities                                      (651,024)          (339,412)
                                                                                  -----------       ------------

Cash flows from financing activities:
     Proceeds from notes receivable from stockholders                                  58,532            757,879
     Proceeds from issuance of common stock and warrants                              302,600          4,407,500
                                                                                  -----------       ------------
          Net cash provided by financing activities                                   361,132          5,165,379
                                                                                  -----------       ------------

Effect of exchange rate changes on cash                                                 9,624            (16,426)
                                                                                  -----------       ------------

Net increase (decrease) in cash and cash equivalents                               (1,490,914)         2,409,850

Cash and cash equivalents at beginning of period                                   11,687,829          2,592,388
                                                                                  -----------       ------------
Cash and cash equivalents at end of period                                        $10,196,915       $  5,002,238
                                                                                  ===========       ============

Supplemental disclosure of cash flow information:
   Interest paid                                                                  $     8,520       $      2,663
   Note receivable received upon exercise of stock options                               --              113,750
   Note receivable received and stock subscriptions from
     issuance of common stock and warrants                                               --            5,031,250

See accompanying notes to unaudited condensed consolidated financial statements.

                             ARTIFICIAL LIFE, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                MARCH 31, 2000


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the accounts of Artificial Life, Inc. and its wholly-owned subsidiaries; Artificial Life Europe AG ("ALife Europe"), Artificial Life Deutschland AG, Artificial Life Ventures, Inc. and Artificial Life USA, Inc. (formed January 26, 2000 and inactive as of March 31, 2000) and the wholly-owned subsidiaries of ALife Europe; Artificial Life Solutions AG, Artificial Life Rus Ltd., and IT Partners AG. Significant intercompany balances and transactions have been eliminated in consolidation. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statement presentation.

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

2.   NET LOSS PER SHARE

     Basic net loss per share is calculated based on the weighted average number of common shares outstanding for the three month periods ended March 31, 1999 and 2000. Basic and diluted net loss per share are the same as the effect of inclusion of all common stock equivalents would be antidilutive.

3.   COMMON STOCK

     In January 2000, the Company issued 10,000 shares of common stock in connection with the exercise of outstanding stock options. The total proceeds to the Company amounted to $145,000.

     In February 2000, the Company issued 50,000 shares of common stock in connection with the exercise of outstanding stock options. The total proceeds amounted to $325,000 of which, $175,000 is in the form of a note receivable due February 10, 2001 with interest at 15%.

     In February 2000, the Company issued 152,500 shares of common stock in connection with a private placement. The total proceeds amounted to $4,112,500.

     In March 2000, the Company issued 17,500 shares of common stock in connection with the exercise of outstanding stock options. The total proceeds to the Company amounted to $113,750 which was received subsequent to March 31, 2000.

     In March 2000, the Company issued 150,000 shares of common stock in connection with a private placement. In addition to the shares issued, the Company issued warrants to purchase 75,000 additional shares of stock at $32.375 per share. The total proceeds amounted to $4,856,250 and were received subsequent to March 31, 2000.

                             ARTIFICIAL LIFE, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 - CONCLUDED -

4.   JOINT VENTURE

     In April 1999, the Company entered into a joint venture with two international retailers in the field of e-commerce. The main focus of this joint venture is to sell consumer goods over the Internet using deep discounts and high volume, both in terms of transactions and web visits. As part of the transaction, the Company will license its SmartBot technology to the joint venture. In addition, the Company will provide products and software development and consulting services to the joint venture and receive payments therefor. The partners in the joint venture will be responsible for using their purchasing relationships to obtain certain consumer products which will be sold on the joint venture's e-commerce Website. The Company has allocated up to $2,150,000 of the proceeds from its IPO to purchase its 50% interest in this joint venture and to meet its obligations to contribute additional capital to the joint venture. As of March 31, 2000, $1,022,269 was invested by the Company in the joint venture. In April 2000, the Company contributed additional capital of $909,900 to the joint venture. Under the terms of the joint venture agreement, the Company may market any e-commerce applications it develops to other e-commerce companies.

5.   SEGMENT INFORMATION

     The Company, whose operations consist of a single line of business, develops, markets and supports "intelligent software robots," software programs that the Company designs to automate and simplify time-consuming and complex business-related Internet functions.

     At March 31, 2000, the Company had operations located outside the United States in Switzerland, Germany and Russia.

     Other financial data for the three months ended March 31, 2000 is as follows:

                               United States         Europe            Eliminations          Total
                               -------------       -----------        ------------       ------------
     Revenue from external
          customers             $    414,291       $ 1,106,913       $       --         $  1,521,204
     Intersegment revenue            430,925           602,710         (1,033,635)              --
     Loss from operations         (1,960,026)         (924,144)            (7,165)        (2,891,335)
     Identifiable assets          11,059,763         3,286,243         (4,195,270)        10,150,736

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

The difference between the Company's net book value at July 4, 1997 and the fair value has been recorded as a reduction of the Company's net deferred tax asset and long-term assets, resulting in a new depreciation basis for financial statement purposes for such assets. As of July 4, 1997, the stockholder's equity section reflects cumulative earnings prior to the Management Buyout as paid-in capital. As a result, retained earnings at March 31, 2000 reflects the results of operations of the Company only from the date of the Management Buyout.

Following the Management Buyout, the Company's management made the strategic decision to shift the Company's primary business focus from providing software consulting services to the development, marketing and support of its ALife suite of SmartBot software products. Management's decision to shift the primary business focus of the Company has had and will likely continue to have an adverse effect on the Company's results of operations in the near term. The Company expects that an increasing percentage of its future revenues will be derived from sales and services associated with its SmartBot software products and that revenues from its consulting business, as a percentage of gross revenues, will significantly decrease over time. For the first two quarters of 1999, the Company's major source of revenue was derived from its software consulting services, and it generated minimal revenue from the sale of its SmartBot software products. However in 1999, the Company realized its first significant software license revenues. This trend continued in the first quarter of 2000. The Company is currently expanding its research and development, production and marketing capabilities associated with the anticipated sale of its SmartBot products, and as a result, operating expenses are expected to increase significantly going forward. The Company expects to continue to incur increasing losses and generate negative cash flow from operations for a substantial portion of the year 2000. To the extent that the Company's product development, marketing and sales efforts do not result in commercially successful products that generate significant net revenues, the Company will be materially adversely affected. There can be no assurance that the Company will ever generate sufficient revenues from the sale of the Company's products or associated services to achieve or maintain profitability.

In addition, as a result of the Company's recent transition in its primary business focus from software consulting to product development, (excluding amounts included in capitalized software development costs marketing and support, the Company's research and development expenditures) increased, from zero in 1997 to $446,317 in the year 1998 and $666,046 in the year 1999. This increase is due to the fact that, prior to 1998, all research and development expenditures were related to consulting services for which the Company was reimbursed by its customers and thus, such expenditures are included in engineering expenses in the Company's financial statements through December 31, 1997. Conversely, during 1998, due to the Company's shift in business focus, the Company had most of its employees engaged in the research and development of its SmartBot products.

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

RESULTS OF OPERATIONS

Fiscal 1999 realized the first significant software license revenues in Company history. This trend continued in the first quarter 2000. This is consistent with the Company's business strategy as changed to reflect its focus on product development and license sales.

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

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1999

REVENUES: Revenues for the quarter ended March 31, 2000 were $1,521,204 as compared to $439,423 for the quarter ended March 31, 1999. The increase of $1,081,781 or 246.18% was primarily due to license revenue generated from the Company's new products released in the latter part of 1999 and the first quarter 2000.

ENGINEERING AND COST OF SALES: These costs generally consist of salary and payroll tax expenses, training, consulting, subcontracting and other expenses incurred to develope and fulfill the engineering (design specifications) of the products and services from which the Company derives its revenues. Engineering expenses for the quarter ended March 31 2000 were $1,723,414 as compared to $280,244 for the quarter ended March 31,1999. The increase of $1,443,170 or 514.97% is primarily attributable to support activities related to the Company's product installations and related consulting thereof. Major components of the increase include payroll and related costs of $700,000 and travel and lodging of $100,000 and the decrease in the amount of cost capitalized for software development, of $200,000.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses are similar in nature to engineering expenses with the exception being that they relate to product in their initial stage and will generate revenue at a later date. Research and development expenses for the quarter ended March 31, 2000 were $210,008 as compared to $154,851 for the quarter ended March 31, 1999. The increase of $55,157 or 35.62% is primarily attributable to an increase of payroll and related costs of $50,000 associated with increased product development activities and $5,000 for costs associated with professional affiliations. The Research and Development expenses for 1999 and 2000 are net of Capitalized Software Development Costs.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses consist of salary and payroll tax expenses of administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the quarter ended March 31, 2000 were $1,416,205 as compared to $677,408 for the quarter ended March 31,1999. The increase of $738,797 or 109.06% is primarily attributable to the establishment of our international administrative infrastructure. Significant increases include payroll costs of approximately $250,000, professional fees of $160,000, travel and entertainment expense of $150,000, communications expense of $50,000, rent expense of $50,000, depreciation expense of $35,000 and other office expenses of approximately $43,000.

SALES AND MARKETING EXPENSES: Sales and marketing expenses consist of salary and payroll tax expenses of marketing personnel and costs relating to marketing materials, tradeshows, promotional videos, advertising and public relations activities. Marketing expenses for the quarter ended March 31, 2000 were $796,009 as compared to $100,663 for the quarter ended March 31, 1999. The increase of $695,346 or 690.77% is primarily attributable to the establishment of a marketing infrastructure in both the United States and Europe. Significant increases include payroll and related costs of $260,000, trade shows expense of $200,000, consultants expense of $80,000, travel expense of $50,000 and advertising expense of $105,000.


NET LOSS: Net loss for the quarter ended March 31, 2000 was $2,891,335 compared to a net loss of $707,309 for the quarter ended March 31, 1999. This increase of $2,184,026 or 308.78% is primarily due to the costs associated with our international expansion including the Company's equity in loss of joint venture of $240,143 and increased marketing activities to support the Company's products.

LIQUIDITY AND CAPITAL RESOURCES

From inception through July 3, 1997, the Company funded its operations primarily through initial equity investments in 1994 and 1995 totaling $500,000 and net income from operations. Subsequent to July 3, 1997, the Company incurred operating losses in connection with its transition from software consulting to product development, marketing and sales. These losses are expected to increase and have been funded to date by a long-term stockholder loan of $500,000, a private placement of Non-Voting Common Stock of $181,367, the net proceeds of which the Company received in June 1998 and a private placement of 824,000 shares of Common Stock which raised $3,946,481 in net proceeds. In December 1998, the Company received $9,302,773 net proceeds from its Initial Public Offering. In January 1999, the Company received net proceeds from the exercise and sale of 240,000 over-allotment shares by the Underwriter. During 1999, optionholders of the Company exercised options netting the Company approximately $1,300,000 which was received in 1999 and the first quarter of 2000. In February 2000, the Company concluded two private placements of Common Stock. Both transactions occurred at purchase prices that were at a premium to the average closing price for five days prior to the transaction date. The first transaction netted $2,562,500 to the Company in exchange for 102,500 common shares; the second transaction netted $1,550,000 to the Company in exchange for 50,000 common shares. In March 2000 the Company netted proceeds of $4,856,250 from the private placement of another 150,000 Common Stock shares. Costs related to these transactions were immaterial. The Company's requirements for additional capital will depend on many factors, including but not limited to the progress and costs associated with its research and development activities, production costs and sales, marketing and promotional programs, establishment of foreign operations and the levels of revenues achieved through the sale of its SmartBot suite of products. The Company has currently placed excess funds in interest bearing vehicles such as money market accounts and savings accounts.

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

The Company leases office and other space and certain office equipment under various noncancelable leases. Minimum annual lease payments, exclusive of additional operating costs, for the years ended December 31, 2000, 2001, 2002 and 2003 are approximately $725,000, $500,000, $480,000 and $480,000 respectively.

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

The Company has entered into a joint venture with an international retailer in the field of e-commerce. The main focus of this joint venture is to sell consumer goods over the Internet using deep discounts and high volume, both in terms of transactions and web visits. As part of the transaction, the Company will license its SmartBot technology to the joint venture. In addition, the Company will provide products and software development and consulting services to the joint venture and receive payments therefor. The partners in the joint venture will be responsible for using their purchasing relationships to obtain certain consumer products which will be sold on the joint venture's e-commerce Website. The Company has allocated up to $2,150,000 of the proceeds from its IPO to purchase its 50% interest in this joint venture and to meet its obligations to contribute additional capital to the joint venture. As of March 31, 2000, the Company has invested $1,022,269 in this joint venture. In April 2000, the Company invested another $909,900 in the joint venture. License revenue recorded in the first quarter of 2000 amounting to $240,765 was derived from this relationship.

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

The Company believes that the net proceeds of the IPO and recent private placements, together with its current cash and cash equivalents, and other cash generated from operations at least will enable the Company to maintain its current and planned operations at least through January 2001, although there can be no assurance that the Company will not have additional capital needs prior to such time. If cash generated from operations is insufficient to satisfy the Company's liquidity requirements after that time, the Company may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

The Company has incurred a loss for income tax purposes for fiscal years 1998 and 1999. These losses will be available to carry forward and reduce income taxes, if any, in future periods.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
        ---------------------------------------------------------

The Company maintains its cash and cash equivalents in checking, savings, and money market accounts. Approximately 84% of these deposits are denominated in U.S. dollars. Approximately 16% of these deposits are denominated in Euros and the remainder is denominated in Swiss Franc. Deposits in both fixed rate and floating rate interest accounts carry a degree of interest rate risks. Fixed rate deposits may be adversely impacted due to a rise in interest rates, while floating rate deposits may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future interest income may fall short of expectations due to changes in interest rates. The cash denominated in non-U.S. currency units is subject to exchange risks as well as interest rate risks. The Company believes that a hypothetical 10% increase or decrease in either interest or exchange rates, however, would not have a material adverse effect on the Company's financial condition.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------

         None.

ITEM 2.  CHANGE IN SECURITIES
         --------------------

On February 15, 2000, the Company sold 102,500 shares of common stock to an accredited investor in a private placement exempt from registration pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act"), for gross proceeds of $2,562,480.

On February 23, 2000, the Company sold 50,000 shares of common stock to an accredited investor in a private placement exempt from registration pursuant to Rule 506 of Regulation D under the Securities Act, for gross proceeds of $1,550,000.

On March 29, 2000, the Company sold an aggregate of 150,000 shares of common stock and warrants to purchase 75,000 shares of common stock (the "Warrants") to two accredited investors in a private placement exempt from registration pursuant to Rule 506 of Regulation D under the Securities Act, for gross proceeds of $4,856,250. The Warrants have an exercise price of $32.375 per share and are exercisable during the period commencing on April 6, 2001 and ending on April, 5, 2003.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER
         --------------------------------------------------

         None

ITEM 5.  OTHER INFORMATION
         -----------------

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

          (a)  Exhibits:

               Exhibit 27 - Financial Data Schedule


          (b)  Reports on Form 8-K:

               No Reports on Form 8-K were filed by the Company during the three months ended March 31, 2000.

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



Dated:  May 15, 2000