Form 10-Q
period 2000-06-30
ARTIFICIAL LIFE INC
filed 2000-08-14
CIK 1070361

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

     OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM               TO
                                    -------------    --------------

     COMMISSION FILE NUMBER 0-25075
                            -------


                             ARTIFICIAL LIFE, INC.
------------------------------------------------------------------------------
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

                   Common Stock, $0.01 par value per share--
                     10,291,280 shares as of July 31, 2000

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                             ARTIFICIAL LIFE, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                               December 31,         June 30,
                                                                                  1999                2000
                                                                              ------------        ------------
                                ASSETS
Current assets:
    Cash and cash equivalents                                                $  2,592,388         $  4,160,147
    Accounts receivable, trade                                                  1,094,430            3,031,365
    Accounts receivable, affiliate                                                346,172                --
    Due from officer/stockholder                                                   51,708              131,544
    Prepaid expenses and other current assets                                     547,942              646,757
                                                                             ------------         ------------
                    Total current assets                                        4,632,640            7,969,813
                                                                             ------------         ------------

Property and equipment:
    Computer equipment                                                          1,743,792            2,791,262
    Furniture and fixtures                                                        499,211              586,929
    Leasehold improvements                                                         95,381              253,901
    Office equipment                                                              166,087              230,834
                                                                             ------------         ------------
                                                                                2,504,471            3,862,926
    Less accumulated depreciation and amortization                                638,749            1,047,823
                                                                             ------------         ------------
                                                                                1,865,722            2,815,103
                                                                             ------------         ------------
Other assets:
    Costs in excess of fair value of net assets acquired, net
      of accumulated amortization of $5,306 and $20,991                            99,520               83,835
    Capitalized software development costs, net
      of accumulated amortization of $246,737 and $539,345                      1,119,356              918,021
    Investments in unconsolidated subsidiary                                      186,186              502,013
    Deposits and other assets                                                      84,887               79,213
                                                                             ------------         ------------
                                                                                1,489,949            1,583,082
                                                                             ------------         ------------
                                                                             $  7,988,311         $ 12,367,998
                                                                             ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                         $    980,979         $  1,325,707
    Note payable - officer/stockholder                                            500,000                --
    Deferred Revenue                                                                 --                  6,755
    Accrued expenses and other current liabilities                                586,283              849,747
                                                                             ------------         ------------
                     Total current liabilities                                  2,067,262            2,182,209
                                                                             ------------         ------------


Stockholders' equity:
    Preferred stock, $.01 par value; 5,000,000 shares
        authorized, no shares issued and outstanding                                   --                   --
    Common stock, $.01 par value; 30,000,000 shares authorized,
        9,863,415 and 10,291,280 shares issued and outstanding in
        1999 and 2000, respectively                                                98,634              102,913
    Additional paid-in capital                                                 15,563,784           25,189,719
    Notes receivable from stockholders                                           (749,981)            (184,817)
    Accumulated deficit                                                        (8,905,480)         (14,771,056)
    Accumulated other comprehensive loss                                          (85,908)            (150,970)
                                                                             ------------         ------------
                    Total stockholders' equity                                  5,921,049           10,185,789
                                                                             ------------         ------------
                                                                             $  7,988,311         $ 12,367,998
                                                                             ============         ============

See accompanying notes to unaudited condensed consolidated financial statements.

                             ARTIFICIAL LIFE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                                  (Unaudited)

                                                     Three-month Period Ended                 Six-month Period Ended
                                                            June 30,                                June 30,
                                                  -------------------------------         ------------------------------
                                                      1999                2000                1999                2000
                                                  -----------         -----------         -----------        -----------
Revenues:
    Software license agreements                   $   351,743         $ 1,092,027         $   351,743         $ 1,885,887
    Application services                              533,385           1,730,087             972,808           2,457,431
                                                  -----------         -----------         -----------         -----------
                                                      885,128           2,822,114           1,324,551           4,343,318
                                                  -----------         -----------         -----------         -----------
 Operating expenses:
    General and administrative                      1,008,486           2,000,357           1,685,894           3,416,564
    Engineering and cost of sales                     661,431           2,284,762             941,675           4,008,174
    Research and development                          131,673             302,545             286,524             512,553
    Sales and marketing                               259,573             930,174             360,236           1,726,183
                                                  -----------         -----------         -----------         -----------
                  Total operating expenses          2,061,163           5,517,838           3,274,329           9,663,474
                                                  -----------         -----------         -----------         -----------

                  Loss from operations             (1,176,035)         (2,695,724)         (1,949,778)         (5,320,156)

Other income (expenses):
    Foreign exchange loss                             (15,596)             (1,186)            (44,720)           (41,536)
    Equity in loss of joint venture                   (31,020)           (325,426)            (31,020)          (565,569)
    Write-down of equity investment                   (45,965)                 --             (45,965)                 --
    Interest income                                    72,224              64,699             180,556              92,836
    Interest expense                                  (12,737)            (16,604)            (25,511)            (31,151)
                                                  -----------         -----------         -----------         -----------
Loss before provision for
    income tax                                     (1,209,129)         (2,974,241)         (1,916,438)         (5,865,576)

Provision for income tax                                   --                  --                  --                  --
                                                  -----------         -----------         -----------         -----------
Net loss                                          $(1,209,129)        $(2,974,241)        $(1,916,438)        $(5,865,576)
                                                  ===========         ===========         ===========         ===========

Basic and diluted net loss per share              $     (0.13)        $     (0.29)        $     (0.20)        $     (0.58)

Weighted average shares outstanding
    used in per share calculation                    9,425,486          10,286,020           9,364,591          10,132,233

See accompanying notes to unaudited condensed consolidated financial statements.

                             ARTIFICIAL LIFE, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                          Comprehensive              Preferred Stock                       Common Stock
                                             Income          ------------------------------      -----------------------------
                                             (Loss)             Shares            Amount            Shares            Amount
                                          ------------       ------------      ------------      ------------      ------------
Balance at December 31, 1998                                          --       $        --          9,270,574          $ 92,706

Issuance of common stock                                              --                --            538,031             5,380

Repayment of notes receivable
    from stockholders net of
    increases for accrued interest                                    --                --                 --                --

Comprehensive income:

    Net loss                             $  (1,916,438)               --                --                 --                --

    Foreign currency translation
        adjustment                            (170,679)               --                --                 --                --
                                         -------------

            Total comprehensive loss     $  (2,087,117)
                                         =============       ------------      ------------      ------------      ------------
Balance at June 30, 1999                                              --       $        --          9,808,605      $     98,086
                                                             ============      ============      ============      ============

Balance at December 31, 1999                                          --       $        --          9,863,415      $     98,634

Issuance of common stock                                              --                --            427,865             4,279

Repayment of notes receivable
    from stockholders net of
    increases for accrued interest                                    --                --                 --                --

Stock options issued for services
    rendered                                                          --                --                 --                --

Comprehensive income:

    Net loss                              $ (5,865,576)               --                --                 --                --

    Foreign currency translation
        adjustment                             (65,062)               --                --                 --                --
                                          ------------

            Total comprehensive loss      $ (5,930,638)
                                          ============       ------------      ------------      ------------      ------------

Balance at June 30, 2000                                              --       $        --         10,291,280      $    102,913
                                                             ============      ============      ============      ============

                                                                                                  Accumulated
                                         Additional                                                  Other             Total
                                           Paid-in             Notes          Accumulated        Comprehensive     Stockholders'
                                           Capital          Receivable          Deficit              Loss              Equity
                                         ------------      ------------       ------------       ------------       ----------

Balance at December 31, 1998             $ 13,929,618      $    (79,423)      $ (2,147,266)      $    (26,549)    $ 11,769,086

Issuance of common stock                    1,609,715          (674,999)                --                 --          940,096

Repayment of notes receivable
    from stockholders net of
    increases for accrued interest                --             64,732                --                 --            64,732

Comprehensive income:

    Net loss                                      --                --          (1,916,438)               --        (1,916,438)

    Foreign currency translation
        adjustment                                --                --               --              (170,679)        (170,679)

            Total comprehensive loss
                                         ------------      ------------       ------------       ------------     ------------
Balance at June 30, 1999                 $ 15,539,333      $   (689,690)      $ (4,063,704)      $   (197,228)    $ 10,686,797
                                         ============      ============       ============       ============     ============
Balance at December 31, 1999             $ 15,563,784      $   (749,981)      $ (8,905,480)      $    (85,908)      $5,921,049

Issuance of common stock                    9,549,745        (5,145,000)                --                 --        4,409,024

Repayment of notes receivable
    from stockholders net of
    increases for accrued interest                 --         5,710,164                 --                 --        5,710,164

Stock options issued for services
    rendered                                   76,190                --                 --                 --           76,190

Comprehensive income:
     Net loss                                      --                --         (5,865,576)                --       (5,865,576)

Foreign currency translation
     adjustment                                    --                --                 --            (65,062)         (65,062)

            Total comprehensive loss
                                         ------------      ------------       ------------       ------------     ------------
 Balance at June 30, 2000                $ 25,189,719      $   (184,817)      $(14,771,056)      $   (150,970)    $ 10,185,789
                                         ============      ============       ============       ============     ============

See accompanying notes to unaudited condensed consolidated financial statements

                             ARTIFICIAL LIFE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                  Six month period ended June 30,
                                                                                  -------------------------------
                                                                                      1999               2000
                                                                                  -------------       -----------
Cash flows from operating activities:
   Net loss                                                                       $(1,916,438)      $ (5,865,576)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation and amortization                                                  168,313            738,367
       Write-down of equity investment                                                 45,965                --
       Equity in loss of joint venture                                                 31,020            565,569
       Intercompany profit elimination                                                329,227             28,504
       Interest income accrued on notes receivable from stockholders                        -             (8,910)
       Stock options issued for services rendered                                           -             76,190
       Decrease (increase) in due to/from affiliates                                 (627,407)           335,229
       Increase in accounts receivable, trade                                        (155,769)        (1,942,765)
       Increase in prepaid expenses and other current assets                         (112,041)          (103,372)
       Decrease (increase) in other assets                                            (56,859)             1,823
       Increase in accounts payable and other current liabilities                     646,126            633,782
       (Increase) decrease in due to/from officer/stockholder                         113,621            (83,176)
                                                                                  -----------       ------------
          Net cash used by operating activities                                    (1,534,242)        (5,624,335)
                                                                                  -----------       ------------
Cash flows from investing activities:
       Purchases of property and equipment                                           (853,195)        (1,415,730)
       Expenditures for capitalized software development costs                       (787,819)           (96,678)
       Net assets acquired in business acquisition                                     21,119                  -
       Investment in joint venture                                                 (1,022,269)          (909,900)
                                                                                  -----------       ------------
          Net cash used by investing activities                                    (2,642,164)        (2,422,308)
                                                                                  -----------       ------------
Cash flows from financing activities:
       Proceeds from notes receivable from stockholders                                64,732          5,719,074
       Repayment of note payable to officer/stockholder                                 --              (500,000)
       Proceeds from issuance of common stock                                         940,096          4,409,024
                                                                                  -----------       ------------
          Net cash provided by financing activities                                 1,004,828          9,628,098
                                                                                  -----------       ------------
Effect of exchange rate changes on cash                                              (129,712)           (13,696)
                                                                                  -----------       ------------
Net increase (decrease) in cash and cash equivalents                               (3,301,290)         1,567,759

Cash and cash equivalents at beginning of period                                   11,687,829          2,592,388
                                                                                  -----------       ------------
Cash and cash equivalents at end of period                                        $ 8,386,539       $  4,160,147
                                                                                  ===========       ============
Supplemental disclosure of cash flow information:
   Interest paid                                                                  $    25,511       $     31,151
   Note receivable received upon exercise of stock options                            674,999            113,750
   Note receivable received from issuance of common stock                                --            5,031,250

See accompanying notes to unaudited condensed consolidated financial statements.

                             ARTIFICIAL LIFE, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                   THREE AND SIX MONTHS ENDED JUNE 30, 2000


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and include the accounts of Artificial Life, Inc. and its wholly-owned subsidiaries; Artificial Life Europe AG ("ALife Europe"), Artificial Life Deutschland AG, Artificial Life Ventures, Inc., Artificial Life USA, Inc. (formed January 26, 2000 and inactive as of June 30, 2000), Artificial Life Mobile Computing, Inc.(formed April 14, 2000 and inactive as of June 30,
     2000) and the wholly-owned subsidiaries of ALife Europe; Artificial Life Solutions AG, Artificial Life Rus Ltd., and IT Partners AG. Significant intercompany balances and transactions have been eliminated in consolidation. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statement presentation.

     The results of operations for the periods reported are not necessarily indicative of those that may be expected for a full year. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair statement of operating results for the interim periods presented have been made.

     The financial information included in this report has been prepared in conformity with the accounting policies reflected in the financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


2.   NET LOSS PER SHARE

     Basic net loss per share is calculated based on the weighted average number of common shares outstanding for the three and six month periods ended
     June 30, 1999 and 2000. Basic and diluted net loss per share are the same, as the effect of inclusion of all common stock equivalents would be anti-dilutive.


3.   COMMON STOCK

     In January 2000, the Company issued 10,000 shares of common stock in connection with the exercise of outstanding stock options. The total net proceeds to the Company amounted to $145,000.

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

     In March 2000, the Company issued 17,500 shares of common stock in connection with the exercise of outstanding stock options. The total proceeds amounted to $113,750 and were received in cash.

     In March 2000, the Company issued 150,000 shares of common stock in connection with a private placement. In addition to the shares issued, the Company issued warrants to purchase 75,000 additional shares of stock at $32.375 per share. The total proceeds amounted to $4,856,250.

     In April 2000, options for 57,884 shares of common stock were exercised using a net exercise feature resulting in the issuance of 47,760 shares of common stock.

     In April 2000, the Company issued 105 shares of common stock in connection with the exercise of outstanding stock options. The total proceeds amounted to $1,524 and were received in cash.

                             ARTIFICIAL LIFE, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                - CONTINUED -


4.   JOINT VENTURE

     In April 1999, the Company entered into a joint venture with two international retailers in the field of e-commerce. The main focus of this joint venture is to sell consumer goods over the Internet using deep discounts and high volume. As part of the transaction, the Company will license its SmartBot technology to the joint venture. In addition, the Company will provide products and software development and consulting services to the joint venture and receive payments therefore. The partners in the joint venture will be responsible for using their purchasing relationships to obtain certain consumer products which will be sold on the joint venture's e-commerce Website. The Company has allocated up to $2,150,000 of the proceeds from its IPO to purchase its 50% interest in this joint venture and to meet its obligations to contribute additional capital to the joint venture. As of June 30, 2000, $1,932,169 was invested by the Company in the joint venture. Under the terms of the joint venture agreement, the Company may market any e-commerce applications it develops to other e-commerce companies.


5.   SEGMENT INFORMATION

     The Company, whose operations consist of a single line of business, develops, markets and supports "intelligent software robots," software programs that the Company designs to automate and simplify time-consuming and complex business-related Internet functions.

     At June 30, 2000, the Company had operations located outside the United States in Switzerland, Germany and Russia.

     Other financial data for the six months ended June 30, 2000 is as follows:


                               United States         Europe         Eliminations          Total
                               -------------       -----------      ------------       ------------
     Revenue from external
          customers            $  1,917,910       $  2,425,408      $         --       $   4,343,318
     Intersegment revenue           940,804          1,458,883        (2,399,687)                 --
     Loss from operations        (3,542,829)        (2,308,418)          (14,329)         (5,865,576)
     Identifiable assets         14,415,743          2,442,871        (4,490,616)         12,367,998

6.   SUBSEQUENT EVENT

     In August 2000, the Company formed a new subsidiary, Artificial Life Hong Kong, Ltd. The Company intends to begin operations in the Asian-Pacific market through this subsidiary.

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

The difference between the Company's net book value at July 4, 1997 and the fair value has been recorded as a reduction of the Company's net deferred tax asset and long-term assets, resulting in a new depreciation basis for financial statement purposes for such assets. As of July 4, 1997, the stockholder's equity section reflects cumulative earnings prior to the Management Buyout as paid-in capital. As a result, retained earnings at June 30, 2000 reflects the results of operations of the Company only from the date of the Management Buyout.

Following the Management Buyout, the Company's management made the strategic decision to shift the Company's primary business focus from providing software consulting services to the development, marketing and support of its ALife suite of SmartBot software products. Management's decision to shift the primary business focus of the Company has had and will likely continue to have an adverse effect on the Company's results of operations in the near term. The Company expects that an increasing percentage of its future revenues will be derived from sales and services associated with its SmartBot software products and that revenues from its consulting business, as a percentage of gross revenues, will significantly decrease over time. For the first two quarters of 1999, the Company's major source of revenue was derived from its software consulting services, and it generated minimal revenue from the sale of its SmartBot software products. However in 1999, the Company realized its first significant software license revenues. This trend continued in the first two quarters of 2000. The Company is currently expanding its research and development, production and marketing capabilities associated with the anticipated sale of its SmartBot products, and as a result, operating expenses are expected to increase significantly going forward. The Company expects to continue to incur increasing losses and generate negative cash flow from operations through the remainder of the year 2000. To the extent that the Company's product development, marketing and sales efforts do not result in commercially successful products that generate significant net revenues, the Company will be materially adversely affected. There can be no assurance that the Company will ever generate sufficient revenues from the sale of the Company's products or associated services to achieve or maintain profitability.

In addition, as a result of the Company's transition in its primary business focus from software consulting to product development, marketing and support, the Company's research and development expenditures (excluding amounts included in capitalized software development costs) increased, from zero in 1997 to $446,317 in the year 1998, $666,046 in the year 1999 and $512,553 for the six months ended June 30, 2000. This increase is due to the fact that, prior to 1998, all research and development expenditures were related to consulting services for which the Company was reimbursed by its customers and thus, such expenditures are included in engineering expenses in the Company's financial statements through December 31, 1997. Conversely, beginning in 1998, due to the Company's shift in business focus, the Company increased the number of employees engaged in the research and development of its SmartBot products.

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

RESULTS OF OPERATIONS

Fiscal 1999 realized the first significant software license revenues in Company history. This trend continued in the first two quarters of 2000. This is consistent with the Company's business strategy as changed to reflect its focus on product development and license sales.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED
JUNE 30, 1999

REVENUES: Revenues for the quarter ended June 30, 2000 were $2,822,114 as Compared to $885,128 for the quarter ended June 30, 1999. The increase of $1,936,986 or 218.84% was due to license and application services revenue generated from the Company's expanding client base in the second quarter.

ENGINEERING AND COST OF SALES: These costs generally consist of salary and payroll tax expenses, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which the Company derives its revenues. Engineering expenses for the quarter ended June 30, 2000 were $2,284,762 as compared to $661,431 for the quarter ended June 30, 1999. The increase of $1,623,331 or 245.43% is primarily attributable to support activities related to the Company's new product installations and related consulting expenses. Major components of the increase include payroll and related costs of $875,000, travel and lodging expenses of $170,000,recruiting and other professional fees of $150,000, occupancy expense of $100,000, and the amortization of previously capitalized software development costs of $150,000.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses are similar in nature to engineering expenses except that they relate to products in their initial stage. Research and development expenses for the quarter ended June 30, 2000 were $302,545 as compared to $131,673 for the quarter ended June 30, 1999. The increase of $170,872 or 129.77% is primarily attributable to an increase of payroll and related costs of $140,000 associated with increased product development activities. The Research and Development expenses for 1999 and 2000 are net of capitalized software development costs.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses consist of salary and payroll tax expenses of administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the quarter ended June 30, 2000 were $2,000,357 as compared to $1,008,486 for the quarter ended June 30, 1999. The increase of $991,871 or 98.35% is primarily attributable to the establishment of our international administrative infrastructure. Significant increases include payroll and related costs of approximately $450,000, recruiting and other professional fees of $200,000, travel and entertainment expense of $50,000, communications expense of $60,000, rent expense of $40,000, depreciation expense of $30,000 and other office expenses of approximately $60,000.

SALES AND MARKETING EXPENSES: Sales and marketing expenses consist of salary and payroll tax expenses of marketing personnel and costs relating to marketing materials, trade shows, promotional videos, advertising and public relations activities. Marketing expenses for the quarter ended June 30, 2000 were $930,174 as compared to $259,573 for the quarter ended June 30, 1999. The increase of $670,601 or 258.35% is primarily attributable to the establishment of a marketing infrastructure in both the United States and Europe. Significant increases include payroll and related costs of $200,000, trade shows expense of $130,000, and advertising expense of $300,000.

NET LOSS: Net loss for the quarter ended June 30, 2000 was $2,974,241 compared to a net loss of $1,209,129 for the quarter ended June 30, 1999. This increase of $1,765,112 or 145.98% is primarily due to the costs associated with our international expansion including the increase in the Company's equity in loss of joint venture of $294,406 and increased marketing activities to support the Company's products.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED
JUNE 30, 1999

REVENUES: Revenues for the six months ended June 30, 2000 were $4,343,318 as compared to $1,324,551 for the six months ended June 30, 1999. The increase of $3,018,767 or 227.91% was due to license and application services revenue generated from the Company's expanding client base during the period.

ENGINEERING AND COST OF SALES: These costs generally consist of salary and payroll tax expenses, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which the Company derives its revenues. Engineering expenses for the six months ended June 30, 2000 were $4,008,174 as compared to $941,675 for the six months ended June 30, 1999. The increase of $3,066,499 or 325.64% is primarily attributable to support activities related to the Company's new product installations and related consulting expenses. Major components of the increase include payroll and related costs of $1,575,000, travel and lodging expenses of $270,000, occupancy expense of $200,000, the amortization of previously capitalized software development costs of $185,000, depreciation of $200,000, professional fees of $250,000 and consulting expense of $100,000.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses are similar in nature to engineering expenses except that they relate to products in their initial stage. Research and development expenses for the six months ended June 30, 2000 were $512,553 as compared to $286,524 for the six months ended June 30, 1999. The increase of $226,029 or 78.89% is primarily attributable to an increase of payroll and related costs of $200,000 associated with increased product development activities. The Research and Development expenses for 1999 and 2000 are net of capitalized software development costs.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses consist of salary and payroll tax expenses of administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the six months ended June 30, 2000 were $3,416,564 as compared to $1,685,894 for the six months ended June 30, 1999. The increase of $1,730,670 or 102.66% is primarily attributable to the establishment of our international administrative infrastructure. Significant increases include payroll and related costs of approximately $700,000, recruiting and other professional fees of $400,000, travel and entertainment expense of $200,000, communications expense of $100,000, rent expense of $100,000, depreciation expense of $70,000 and other office expenses of approximately $150,000.

SALES AND MARKETING EXPENSES: Sales and marketing expenses consist of salary and payroll tax expenses of marketing personnel and costs relating to marketing materials, trade shows, promotional videos, advertising and public relations activities. Marketing expenses for the six months ended June 30, 2000 were $1,726,183 as compared to $360,236 for the six months ended June 30, 1999. The increase of $1,365,947 or 379.18% is primarily attributable to the establishment of a marketing infrastructure in both the United States and Europe. Significant increases include payroll and related costs of $460,000, trade shows expense of $330,000,advertising expense of $300,000, rent expense of $100,000 travel and entertainment expense of $120,000 and professional fee's of $50,000.

NET LOSS: Net loss for the six months ended June 30, 2000 was $5,865,576 compared to a net loss of $1,916,438 for the six months ended June 30, 1999. This increase of $3,949,138 or 206.07% is primarily due to the costs associated with our international expansion including the Company's increase in equity in loss of joint venture of $534,549 and increased marketing activities to support the Company's release of new products.

LIQUIDITY AND CAPITAL RESOURCES

From inception through July 3, 1997, the Company funded its operations primarily through initial equity investments in 1994 and 1995 totaling $500,000 and net income from operations. Subsequent to July 3, 1997, the Company incurred operating losses in connection with its transition from software consulting to product development, marketing and sales. These losses are expected to increase and have been funded to date by a long-term stockholder loan of $500,000, a private placement of Non-Voting Common Stock of $181,367, the net proceeds of which the Company received in June 1998 and a private placement of 824,000 shares of Common Stock which raised $3,946,481 in net proceeds. In December 1998, the Company received $9,302,773 of net proceeds from its Initial Public Offering. In January 1999, the Company received net proceeds from the exercise and sale of 240,000 over-allotment shares by the Underwriter. During 1999, optionholders of the Company exercised options netting the Company approximately $1,300,000 which was received in 1999 and the first quarter of 2000. In February 2000, the Company concluded two private placements of Common Stock. Both transactions occurred at purchase prices that were at a premium to the average closing price for five days prior to the transaction date. The first transaction netted $2,562,500 to the Company in exchange for 102,500 common shares; the second transaction netted $1,550,000 to the Company in exchange for 50,000 shares of Common Stock. In March 2000 the Company netted proceeds of $4,856,250 from the private placement of another 150,000 shares of Common Stock. Costs related to these transactions were immaterial. The Company's requirements for additional capital will depend on many factors, including but not limited to the progress and costs associated with its research and development activities, production costs and sales, marketing and promotional programs, establishment of additional foreign operations and the levels of revenues achieved through the sale of its SmartBot suite of products. The Company has currently placed excess funds in interest bearing vehicles such as money market accounts and savings accounts.

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

The Company leases office and other space and certain office equipment under various noncancelable leases. Minimum annual lease payments, exclusive of additional operating costs, for the years ended December 31, 2000, 2001, 2002 and 2003 are approximately $725,000, $500,000, $480,000, and $480,000 respectively.

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

The Company has entered into a joint venture with an international retailer in the field of e-commerce. The main focus of this joint venture is to sell consumer goods over the Internet using deep discounts and high volume. As part of the transaction, the Company will license its SmartBot technology to the joint venture. In addition, the Company will provide products and software development and consulting services to the joint venture and receive payments therefor. The partners in the joint venture will be responsible for using their purchasing relationships to obtain certain consumer products which will be sold on the joint venture's e-commerce Website. The Company has allocated up to $2,150,000 of the proceeds from its IPO to purchase its 50% interest in this joint venture and to meet its obligations to contribute additional capital to the joint venture. As of June 30, 2000, the Company has invested $1,932,169 in this joint venture.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
        ---------------------------------------------------------

The Company maintains its cash and cash equivalents in checking, savings, and money market accounts. Approximately 89% of these deposits are denominated in U.S. dollars. Approximately 7% of these deposits are denominated in Swiss francs, 2% of these deposits are denominated in Euros and 2% of these deposits are denominated in Russian Rubles. Deposits in both fixed rate and floating rate interest accounts carry a degree of interest rate risks. Fixed rate deposits may be adversely impacted due to a rise in interest rates, while floating rate deposits may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future interest income may fall short of expectations due to changes in interest rates. The cash denominated in non-U.S. currency units is subject to exchange risks as well as interest rate risks. The Company believes that a hypothetical 10% increase or decrease in either interest or exchange rates, however, would not have a material adverse effect on the Company's financial condition.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDER
         --------------------------------------------------
         None.

ITEM 5.  OTHER INFORMATION
         -----------------
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
          (a)  Exhibits:

               Exhibit 27 - Financial Data Schedule

          (b)  Reports on Form 8-K:

               No Reports on Form 8-K were filed by the Company during the three months ended June 30, 2000.

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



                                 ARTIFICIAL LIFE, INC.
                                 ---------------------
                                      (registrant)



                                 By:  /s/ Eberhard Schoneburg
                                      -----------------------
                                      Eberhard Schoneburg
                                      Chairman, President &
                                         Chief Executive Officer
                                      (Principal Executive Officer)


Dated:  August 14, 2000