Form 10-Q
period 2000-09-30
ARTIFICIAL LIFE INC
filed 2000-11-14
CIK 1070361

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED September 30, 2000

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

                   Common Stock, $0.01 par value per share--
                   10,325,257 shares as of October 31, 2000

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                             ARTIFICIAL LIFE, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                December 31,   September 30,
                                                                    1999            2000
                                                                ------------   -------------
                  ASSETS

Current assets:
    Cash and cash equivalents                                    $ 2,592,388    $  1,336,992
    Accounts receivable, trade                                     1,094,430       3,881,662
    Accounts receivable, affiliate                                   346,172              --
    Due from officer/stockholder                                      51,708         165,543
    Prepaid expenses and other current assets                        547,942         835,174
                                                                 -----------    ------------
            Total current assets                                   4,632,640       6,219,371
                                                                 -----------    ------------

Property and equipment:
    Computer equipment                                             1,743,792       3,044,100
    Furniture and fixtures                                           499,211         753,094
    Leasehold improvements                                            95,381         425,627
    Office equipment                                                 166,087         329,672
                                                                 -----------    ------------
                                                                   2,504,471       4,552,493
    Less accumulated depreciation and amortization                   638,749       1,306,287
                                                                 -----------    ------------
                                                                   1,865,722       3,246,206
                                                                 -----------    ------------
Other assets:
    Costs in excess of fair value of net assets acquired, net
     of accumulated amortization of $5,306 and $28,067                99,520          75,294
    Capitalized software development costs, net
     of accumulated amortization of $246,737 and $714,315          1,119,356         734,813
    Investments in unconsolidated subsidiary                         186,186         351,439
    Deposits and other assets                                         84,887       1,081,354
                                                                 -----------    ------------
                                                                   1,489,949       2,242,900
                                                                 -----------    ------------
                                                                 $ 7,988,311    $ 11,708,477
                                                                 ===========    ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                             $   980,979    $  1,985,545
    Note payable - officer/stockholder                               500,000              --
    Unearned maintenance revenue                                          --          86,937
    Accrued expenses and other current liabilities                   586,283         753,119
                                                                 -----------    ------------
            Total current liabilities                              2,067,262       2,825,601
                                                                 -----------    ------------


Stockholders' equity:
    Preferred stock, $.01 par value; 5,000,000 shares
      authorized, no shares issued and outstanding                        --              --
    Common stock, $.01 par value; 30,000,000 shares
      authorized, 9,863,415 and 10,325,257 shares issued
      and outstanding in 1999 and 2000, respectively                  98,634         103,253
    Additional paid-in capital                                    15,563,784      25,389,974
    Notes receivable from stockholders                              (749,981)       (353,105)
    Accumulated deficit                                           (8,905,480)    (15,960,677)
    Accumulated other comprehensive loss                             (85,908)       (296,569)
                                                                 -----------    ------------
            Total stockholders' equity                             5,921,049       8,882,876
                                                                 -----------    ------------
                                                                 $ 7,988,311    $ 11,708,477
                                                                 ===========    ============


See accompanying notes to unaudited condensed consolidated financial statements.

                             ARTIFICIAL LIFE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                                  (Unaudited)

                                                Three-month Period Ended      Nine-month Period Ended
                                                      September 30,                 September 30,
                                                -------------------------     -----------------------
                                                   1999           2000           1999           2000
                                                -----------   -----------     -----------   -----------
Revenues:
    Software license agreements                 $   955,946   $ 1,945,556     $ 1,307,689   $ 3,831,443
    Application services                            255,542     2,704,792       1,228,350     5,162,223
                                                -----------   -----------     -----------   -----------
                                                  1,211,488     4,650,348       2,536,039     8,993,666
                                                -----------   -----------     -----------   -----------
Operating expenses:
    General and administrative                    1,136,399     2,336,979       2,822,293     5,753,543
    Engineering and cost of sales                   772,659     2,292,016       1,714,334     6,300,190
    Research and development                        205,170       390,172         491,694       902,725
    Sales and marketing                             481,632       679,970         841,868     2,406,153
                                                -----------   -----------     -----------   -----------
                  Total operating expenses        2,595,860     5,699,137       5,870,189    15,362,611
                                                -----------   -----------     -----------   -----------

                  Loss from operations           (1,384,372)   (1,048,789)     (3,334,150)   (6,368,945)

Other income (expenses):
    Foreign exchange gain (loss)                      2,201        15,415         (42,519)      (26,121)
    Equity in loss of joint venture                (111,169)     (188,499)       (142,189)     (754,068)
    Write-down of equity investment                      --            --         (45,965)           --
    Interest income                                  99,380        33,068         279,936       125,904
    Interest expense                                (13,873)         (816)        (39,384)      (31,967)
                                                -----------   -----------     -----------   -----------
Loss before provision for
    income tax                                   (1,407,833)   (1,189,621)     (3,324,271)   (7,055,197)

Provision for income tax                              9,896           ---           9,896            --
                                                -----------   -----------     -----------   -----------
Net loss                                        $(1,417,729)  $(1,189,621)    $(3,334,167)  $(7,055,197)
                                                ===========   ===========     ===========   ===========

Basic and diluted net loss per share            $     (0.14)  $     (0.12)    $     (0.35)  $     (0.69)

Weighted average shares outstanding
    used in per share calculation                 9,808,605    10,293,071       9,514,221    10,186,237


See accompanying notes to unaudited condensed consolidated financial statements.

                             ARTIFICIAL LIFE, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                    Comprehensive       Preferred Stock                   Common Stock
                                                       Income       --------------------------    -----------------------------
                                                       (Loss)          Shares         Amount         Shares          Amount
                                                    -------------   ------------   ------------   -------------   -------------
Balance at December 31, 1998                                                  --   $         --       9,270,574   $      92,706

Issuance of common stock                                                      --             --         538,031           5,380

Repayment of notes receivable
 from stockholders net of
 increases for accrued interest                                               --             --              --              --

Comprehensive income:
 Net loss                                           $  (3,334,167)            --             --              --              --

 Foreign currency translation
  adjustment                                             (103,655)            --             --              --              --
                                                    -------------

          Total comprehensive loss                  $  (3,437,822)
                                                    =============   ------------   ------------   -------------   -------------
Balance at September 30, 1999                                                 --   $         --       9,808,605   $      98,086
                                                                    ============   ============   =============   =============

Balance at December 31, 1999                                                  --   $         --       9,863,415   $      98,634

Issuance of common stock                                                      --             --         461,842           4,619

Repayment of notes receivable
 from stockholders net of
 increases for accrued interest                                               --             --              --              --

Stock options issued for services
 rendered                                                                     --             --              --              --

Comprehensive income:
 Net loss                                           $  (7,055,197)            --             --              --              --

 Foreign currency translation
  adjustment                                             (210,661)            --             --              --              --
                                                    -------------

          Total comprehensive loss                  $  (7,265,858)
                                                    =============   ------------   ------------   -------------   -------------
Balance at September 30, 2000                                                 --   $         --      10,325,257   $     103,253
                                                                    ============   ============   =============   =============

                                                                                                  Accumulated
                                                    Additional                                       Other          Total
                                                      Paid-in          Notes       Accumulated    Comprehensive   Stockholders'
                                                      Capital       Receivable       Deficit          Loss            Equity
                                                    -------------   ------------   ------------   -------------   -------------

Balance at December 31, 1998                        $  13,929,618    $   (79,423)  $ (2,147,266)  $     (26,549)  $  11,769,086

Issuance of common stock                                1,609,715       (674,999)            --              --         940,096

Repayment of notes receivable
 from stockholders net of
 increases for accrued interest                                --         26,907             --              --          26,907

Comprehensive income:
 Net loss                                                      --             --     (3,334,167)             --      (3,334,167)

 Foreign currency translation
  adjustment                                                   --             --             --        (103,655)       (103,655)

          Total comprehensive loss
                                                    -------------   ------------   ------------   -------------   -------------
Balance at September 30, 1999                       $  15,539,333    $  (727,515)  $ (5,481,433)  $   (130,204)   $   9,298,267
                                                    =============   ============   ============   ============    =============
Balance at December 31, 1999                        $  15,563,784    $  (749,981)  $ (8,905,480)  $    (85,908)   $   5,921,049

Issuance of common stock                                9,711,905       (337,500)            --             --        9,379,024

Repayment of notes receivable
 from stockholders net of
 increases for accrued interest                                --        734,376             --             --          734,376

Stock options issued for services
 rendered                                                 114,285             --             --             --          114,285

Comprehensive income:
  Net loss                                                     --             --     (7,055,197)            --       (7,055,197)

  Foreign currency translation
   adjustment                                                  --             --             --       (210,661)        (210,661)

    Total comprehensive loss
                                                    -------------   ------------   ------------   ------------    -------------
Balance at June 30, 2000                            $  25,389,974    $  (353,105)  $(15,960,677)  $   (296,569)   $   8,882,876
                                                    =============   ============   ============   ============    =============

See accompanying notes to unaudited condensed consolidated financial statements

                             ARTIFICIAL LIFE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                     Nine month period ended September 30,
                                                                    ---------------------------------------
                                                                             1999                 2000
                                                                          -----------          -----------
Cash flows from operating activities:
 Net loss                                                                 $(3,334,167)         $(7,055,197)
 Adjustments to reconcile net loss to net cash
  used by operating activities:
   Depreciation and amortization                                              372,794            1,213,765
   Write-down of equity investment                                             45,965                   --
   Equity in loss of joint venture                                            142,189              754,068
   Intercompany profit elimination                                            314,281               (9,421)
   Interest income accrued on notes receivable from stockholders              (40,500)             (15,889)
   Stock options issued for services rendered                                       -              114,285
   Decrease (increase) in due to/from affiliates                               40,000              331,832
   Increase in accounts receivable, trade                                  (1,201,692)          (3,864,543)
   Increase in prepaid expenses and other current assets                     (150,880)            (301,216)
   Decrease (increase) in other assets                                        (51,007)              (2,093)
   Increase in accounts payable and other current liabilities                 282,240            1,364,737
   (Increase) decrease in due to/from officer/stockholder                      80,730             (118,301)
                                                                          -----------          -----------
    Net cash used by operating activities                                  (3,500,047)          (7,587,973)
                                                                          -----------          -----------
Cash flows from investing activities:
   Purchases of property and equipment                                     (1,398,239)          (2,253,449)
   Expenditures for capitalized software development costs                 (1,007,618)            (100,783)
   Net assets acquired in business acquisition                                 21,119                    -
   Investment in joint venture                                             (1,022,269)            (909,900)
                                                                          -----------          -----------
    Net cash used by investing activities                                  (3,407,007)          (3,264,132)
                                                                          -----------          -----------
Cash flows from financing activities:
   Proceeds from notes receivable from stockholders                            67,407              718,487
   Repayment of note payable to officer/stockholder                                --             (500,000)
   Proceeds from issuance of common stock                                     940,096            9,410,802
                                                                          -----------          -----------
    Net cash provided by financing activities                               1,007,503            9,629,289
                                                                          -----------          -----------
Effect of exchange rate changes on cash                                       (83,019)             (32,580)
                                                                          -----------          -----------
Net (decrease) in cash and cash equivalents                                (5,982,570)          (1,255,396)

Cash and cash equivalents at beginning of period                           11,687,829            2,592,388
                                                                          -----------          -----------
Cash and cash equivalents at end of period                                $ 5,705,259          $ 1,336,992
                                                                          ===========          ===========
Supplemental disclosure of cash flow information:
 Interest paid                                                            $    39,384          $    31,967
 Note receivable received upon exercise of stock options                      674,999              337,500


See accompanying notes to unaudited condensed consolidated financial statements.

                             ARTIFICIAL LIFE, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000


1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statement presentation. The consolidated financial statements include the accounts of Artificial Life, Inc. and its wholly-owned subsidiaries; Artificial Life Schweiz AG ("ALife Schweiz")(formerly Artificial Life Europe AG), Artificial Life Deutschland AG, Artificial Life Ventures, Inc., Artificial Life USA, Inc. (formed January 26, 2000), Artificial Life Mobile Computing, Inc.(formed April 14, 2000), Artificial Life Hong Kong, Ltd.(formed in August 2000 and inactive at September 30, 2000) and the wholly-owned subsidiaries of ALife Schweiz; Artificial Life Solutions AG, Artificial Life Rus Ltd., and IT Partners AG. In the third quarter of this year, Artificial Life Solutions AG and IT Partners AG were merged into Artificial Life Schweiz AG. Significant intercompany balances and transactions have been eliminated in consolidation.

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

2.   NET LOSS PER SHARE

     Basic net loss per share is calculated based on the weighted average number of common shares outstanding for the three and nine month periods ended September 30, 1999 and 2000. Basic and diluted net loss per share are the same, as the effect of inclusion of all common stock equivalents would be anti-dilutive.

3.   COMMON STOCK

     In January 2000, the Company issued 10,000 shares of common stock in connection with the exercise of outstanding stock options. The total net proceeds to the Company amounted to $145,000.

     In February 2000, the Company issued 50,000 shares of common stock in connection with the exercise of outstanding stock options. The total proceeds amounted to $325,000 of which, $175,000 is in the form of a note receivable due February 10, 2001 with interest at 15% per annum.

     In February 2000, the Company issued 152,500 shares of common stock in connection with a private placement. The total proceeds amounted to $4,112,500 and were received in cash.

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

     In September 2000, options for 15,000 shares of common stock were exercised using a net exercise feature resulting in the issuance of 8,977 shares of common stock.

     In September 2000, the Company issued 25,000 shares of common stock in connection with the exercise of outstanding stock options. The total proceeds amounted to $162,500, in the form of a note receivable due in September 2001 with interest at 10% per annum.


4.   RELATED PARTIES

     During the quarter ended September 30, 2000, the Chief Executive Officer of Artificial Life Europe AG and a director/stockholder of the Company, resigned his position as Chief Executive Officer and received a severance payment of 300,000 Swiss Francs (approximately US $180,000). This individual's term on the Board of Directors expired on October 31, 2000 and he did not stand for re-election.


5.   SEGMENT INFORMATION

     The Company, whose operations consist of a single line of business, develops, markets and supports "intelligent software robots," software programs that the Company designs to automate and simplify time-consuming and complex business-related Internet functions.

     At September 30, 2000, the Company had operations located outside the United States in Switzerland, Germany and Russia.

                             ARTIFICIAL LIFE, INC.

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
                                 - CONTINUED -


     Other financial data for the nine months ended September 30, 2000 is as follows:

                              United States      Europe     Eliminations      Total
                              --------------  ------------  -------------  ------------
     Revenue from external
          customers             $ 5,414,896   $ 3,578,770   $         --   $ 8,993,666
     Intersegment revenue         1,091,178     2,855,207     (3,946,385)           --
     Loss from operations        (3,812,559)   (3,221,144)       (21,494)   (7,055,197)
     Identifiable assets         14,649,948     4,402,223     (7,343,694)   11,708,477

6.   OTHER

     On September 27, 2000, the Company entered into an agreement for the sale of nonexclusive licenses for the unlimited use of Alife-WebGuide Wealth Manager & BotMail software in Asia and South America to a newly-formed web-based company which will market a suite of insurance products in these regions. These licenses were delivered and accepted in September 2000. The total sales price for these licenses of $1,925,000 is included in third quarter revenue. Of this amount, $925,000 is payable in cash, included in accounts receivable at September 30, 2000, and the remainder in stock of the purchaser with a fair value of $1,000,000, which is to be received subsequent to September 30, 2000 and is included in other assets at September 30, 2000.

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

The difference between the Company's net book value at July 4, 1997 and the fair value has been recorded as a reduction of the Company's net deferred tax asset and long-term assets, resulting in a new depreciation basis for financial statement purposes for such assets. As of July 4, 1997, the stockholder's equity section reflects cumulative earnings prior to the Management Buyout as paid-in capital. As a result, retained earnings at September 30, 2000 reflects the results of operations of the Company only from the date of the Management Buyout

Following the Management Buyout, the Company's management made the strategic decision to shift the Company's primary business focus from providing software consulting services to the development, marketing and support of its ALife suite of SmartBot software products. Management's decision to shift the primary business focus of the Company has had and will likely continue to have an adverse effect on the Company's results of operations in the near term. The Company expects that an increasing percentage of its future revenues will be derived from sales and services associated with its SmartBot software products and that revenues from its consulting business, as a percentage of gross revenues, will significantly decrease over time. In 1999, the Company realized its first significant software license revenues. This trend continued in the first three quarters of 2000. The Company is currently expanding its research and development, production and marketing capabilities associated with the anticipated sale of its SmartBot products, and as a result, operating expenses are expected to increase significantly going forward. The Company expects to continue to incur increasing losses and generate negative cash flow from operations through the remainder of the year 2000. To the extent that the Company's product development, marketing and sales efforts do not result in commercially successful products that generate significant net revenues, the Company will be materially adversely affected. There can be no assurance that the Company will ever generate sufficient revenues from the sale of the Company's products or associated services to achieve or maintain profitability.

In addition, as a result of the Company's transition in its primary business focus from software consulting to product development, marketing and support, the Company's research and development expenditures (excluding amounts included in capitalized software development costs) increased, from zero in 1997 to $446,317 in the year 1998, $666,046 in the year 1999 and $902,725 for the nine months ended September 30, 2000. This increase is due to the fact that, prior to 1998, all research and development expenditures were related to consulting services for which the Company was reimbursed by its customers and thus, such expenditures are included in engineering expenses in the Company's financial statements through December 31, 1997. Conversely, beginning in 1998, due to the Company's shift in business focus, the Company increased the number of employees engaged in the research and development of its SmartBot products.

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

RESULTS OF OPERATIONS

Fiscal 1999 realized the first significant software license revenues in Company history. This trend continued in the first three quarters of 2000. This is consistent with the Company's business strategy as changed to reflect its focus on product development and license sales.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES: Revenues for the quarter ended September 30, 2000 were $4,650,348 as Compared to $1,211,488 for the quarter ended September 30, 1999. The increase of $3,438,860 or 283.85% was due to additional license and related application services revenue generated due to the expansion of the Company's client base.

ENGINEERING AND COST OF SALES: These costs generally consist of salary and payroll tax expenses, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which the Company derives its revenues. Engineering expenses for the quarter ended September 30, 2000 were $2,292,016 as compared to $772,659 for the quarter ended September 30, 1999. The increase of $1,519,357 or 196.64% is primarily attributable to support activities related to the Company's new product installations and expenses related to the continued expansion of the company infrastructure needed for future growth. Major components of the increase include payroll and related costs of $720,000,recruiting and other professional fees of $260,000, the amortization of previously capitalized software development costs of $180,000 and rent of $100,000.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses are similar in nature to engineering expenses except that they relate to products in their initial stage. Research and development expenses for the quarter ended September 30, 2000 were $390,172 as compared to $205,170 for the quarter ended September 30, 1999. The increase of $185,002 or 90.17% is primarily attributable to the following: payroll and related costs of $80,000 associated with increased product development activities, recruiting and other professional fee's of $33,000, and travel related expenses of $57,000. The research and development expenses for 1999 and 2000 are net of capitalized software development costs.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses consist of salary and payroll tax expenses of administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the quarter ended September 30, 2000 were $2,336,979 as compared to $1,136,399 for the quarter ended September 30, 1999. The increase of $1,200,580 or 105.65% is primarily attributable to the establishment of our international administrative infrastructure that occurred in the year 2000. Significant increases include payroll and related costs of approximately $530,000, recruiting and other professional fees of $160,000, travel and entertainment expense of $90,000, communications expense of $50,000, rent expense of $100,000, depreciation expense of $60,000, legal and accounting fees of $150,000 and other office expenses of approximately $50,000.

SALES AND MARKETING EXPENSES: Sales and marketing expenses consist of salary and payroll tax expenses of marketing personnel and costs relating to marketing materials, trade shows, promotional videos, advertising and public relations activities. Marketing expenses for the quarter ended September 30, 2000 were $679,970 as compared to $481,632 for the quarter ended September 30, 1999. The increase of $198,338 or 41.18% is primarily attributable to the addition of new sales personnel to promote the Company's products worldwide. Significant increases include payroll and related costs of $110,000, and recruiting fees of $50,000.

NET LOSS: Net loss for the quarter ended September 30, 2000 was $1,189,621 compared to a net loss of $1,417,729 for the quarter ended September 30, 1999. This decrease of $228,108 or 16.09% is primarily due to revenue increases greater than the costs associated with building the Company's infrastructure in new markets.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES: Revenues for the nine months ended September 30, 2000 were $8,993,666 as compared to $2,536,039 for the nine months ended September 30, 1999. The increase of $6,457,627 or 254.63% was due to the continued expansion of the company's client base for both license and service related revenues.

ENGINEERING AND COST OF SALES: These costs generally consist of salary and payroll tax expenses, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which the Company derives its revenues. Engineering expenses for the nine months ended September 30, 2000 were $6,300,190 as compared to $1,714,334 for the nine months ended September 30, 1999. The increase of $4,585,856 or 267.50% is primarily attributable to support activities related to the Company's new product installations and related consulting expenses. Major components of the increase include payroll and related costs of $2,045,000, travel and lodging expenses of $320,000, the amortization of previously capitalized software development costs of $450,000, depreciation of $270,000, recruiting fees of $350,000 and consulting fees of $180,000.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses are similar in nature to engineering expenses except that they relate to products in there initial stage. Research and development expenses for the nine months ended September 30, 2000 were $902,725 as compared to $491,694 for the nine months ended September 30,1999. The increase of $411,031 or 83.59% is primarily attributable to an increase of payroll and related costs of $330,000,and professional affiliations of $80,000. These additional costs were incurred mainly due to the increased products development activities which occurred in the year 2000. Research and development expenses for 1999 and 2000 are net of capitalized software development costs.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses consist of salary and payroll tax expenses of administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the nine months ended September 30, 2000 were $5,753,543 as compared to $2,822,293 for the nine months ended September 30, 1999. The increase of $2,931,250 or 103.87% is primarily attributable to the establishment of our international administrative infrastructure. Significant increases include payroll and related costs of approximately $1,350,000, recruiting and other professional fees of $300,000, travel and entertainment expense of $300,000, communications expense of $125,000, rent expense of $165,000, depreciation expense of $130,000, accounting and legal fees of $400,000 and other office expenses of approximately $150,000.

SALES AND MARKETING EXPENSES: Sales and marketing expenses consist of salary and payroll tax expenses of marketing personnel and costs relating to marketing materials, trade shows, promotional videos, advertising and public relations activities. Marketing expenses for the nine months ended September 30, 2000 were $2,406,153 as compared to $841,868 for the nine months ended September 30, 1999. The increase of $1,564,285 or 185.81% is primarily attributable to the establishment of a marketing infrastructure in both the United States and Europe. Significant increases include payroll and related costs of $600,000, trade shows expense of $350,000, advertising expense of $320,000, travel and entertainment expense of $140,000 and recruiting and other professional fees of $100,000.

NET LOSS: Net loss for the nine months ended September 30, 2000 was $7,055,197 compared to a net loss of $3,334,167 for the nine months ended
September 30, 1999. This increase of $3,721,030 or 111.60% is primarily due to the costs associated with our international expansion including the Company's increase in equity in loss of joint venture of $754,068 and increased marketing activities to support the Company's release of new products in the year 2000.

LIQUIDITY AND CAPITAL RESOURCES

From inception through July 3, 1997, the Company funded its operations primarily through initial equity investments in 1994 and 1995 totaling $500,000 and net income from operations. Subsequent to July 3, 1997, the Company incurred operating losses in connection with its transition from software consulting to product development, marketing and sales. These losses are expected to increase and have been funded to date by a private placement of Non-Voting Common Stock of $181,367, the net proceeds of which the Company received in June 1998 and a private placement of 824,000 shares of Common Stock which raised $3,946,481 in net proceeds. In December 1998, the Company received $9,302,773 of net proceeds from its Initial Public Offering. In January 1999, the Company received net proceeds from the exercise and sale of 240,000 over-allotment shares by the Underwriter. During 1999, optionholders of the Company exercised options netting the Company approximately $1,300,000 which was received in 1999 and the first quarter of 2000. In February 2000, the Company concluded two private placements of Common Stock. Both transactions occurred at purchase prices that were at a premium to the average closing price for five days prior to the transaction date. The first transaction netted $2,562,500 to the Company in exchange for 102,500 common shares; the second transaction netted $1,550,000 to the Company in exchange for 50,000 shares of Common Stock. In March 2000 the Company netted proceeds of $4,856,250 from the private placement of another 150,000 shares of Common Stock. Costs related to these transactions were immaterial. The Company's requirements for additional capital will depend on many factors, including but not limited to the progress and costs associated with its research and development activities, production costs and sales, marketing and promotional programs, establishment of additional foreign operations and the levels of revenues achieved through the sale of its SmartBot suite of products. The Company has currently placed excess funds in interest bearing vehicles such as money market accounts and savings accounts.

Effective October 10, 1995, the Company entered into a consortium agreement (the "MIT Agreement") with the Massachusetts Institute of Technology ("MIT"). Under the MIT Agreement, MIT will conduct research projects for the "Things That Think Consortium." The term of the agreement is for five and a half years through April 9, 2001 but provides for early termination, with one year written notice, as well as renewal options. The Company is obligated to pay an annual membership fee of $125,000 under the MIT Agreement.

The Company leases office and other space and certain office equipment under various noncancelable leases. Minimum annual lease payments, exclusive of additional operating costs, for the years ended December 31, 2000, 2001, 2002 and 2003 are approximately $725,000, $500,000, $480,000, and $480,000 respectively.

The Company has an employment agreement with its President, Chief Executive Officer and Chairman of the Company. The agreement is three years in length and provides for a minimum base salary. The agreement includes severance payments under certain conditions of approximately 300% of annual compensation. In addition the President, Chief Executive Officer and Chairman of the Company is entitled to receive an annual incentive bonus of 3% of the Company's profits from operations.

The Company has entered into a joint venture with an international retailer in the field of e-commerce. The main focus of this joint venture is to sell consumer goods over the Internet using deep discounts and high volume. As part of the transaction, the Company will license its SmartBot technology to the joint venture. In addition, the Company will provide products and software development and consulting services to the joint venture and receive payments therefor. The partners in the joint venture will be responsible for using their purchasing relationships to obtain certain consumer products which will be sold on the joint venture's e-commerce Website. The Company has allocated up to $2,150,000 (3,000,000 Swiss Francs) of the proceeds from its IPO to purchase its 50% interest in this joint venture and to meet its obligations to contribute additional capital to the joint venture. As of September 30, 2000 the Company had invested $1,932,169 in this joint venture, fulfilling all commitments.

The Company believes that the net proceeds of the IPO and recent private placements, together with its current cash and cash equivalents, and other cash generated from operations will enable the Company to maintain its current and planned operations at least through January 2001, although there can be no assurance that the Company will not have additional capital needs prior to such time. If cash generated from operations is insufficient to satisfy the Company's liquidity requirements after that time, the Company may seek to sell additional equity or debt securities or obtain a credit facility. At the present time, revenues have increased to the point where the Company believes it can attain cash positive operation sometime during fiscal 2001. To that end, the Company is currently reviewing a variety of alternatives regarding the funding of any cash shortfall that may arise in the interim period before attaining cash positive operations. Among the alternatives presently being investigated are the additional private placement of common shares, bridge loans and convertible debt instruments. The sale of additional equity or convertible debt securities could result in additional dilution to the Company's stockholders. There can be no assurance that financing will be available in amounts or on terms acceptable to the Company, if at all.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
        ---------------------------------------------------------

The Company maintains its cash and cash equivalents in checking, savings, and Money market accounts. Approximately 49% of these deposits are denominated in U.S. dollars. Approximately 25% of these deposits are denominated in Swiss francs, 13% of these deposits are denominated in Euros and 13% of these deposits are denominated in Russian Rubles. Deposits in both fixed rate and floating rate interest accounts carry a degree of interest rate risks. Fixed rate deposits may be adversely impacted due to a rise in interest rates, while floating rate deposits may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future interest income may fall short of expectations due to changes in interest rates. The cash denominated in non-U.S. currency units is subject to exchange risks as well as interest rate risks. The Company believes that a hypothetical 10% increase or decrease in either interest or exchange rates, however, would not have a material adverse effect on the Company's financial condition.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         -----------------
         None.

ITEM 2.  CHANGE IN SECURITIES
         --------------------
         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         -------------------------------
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
         None.

ITEM 5.  OTHER INFORMATION
         -----------------
         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------
         (a)  Exhibits:

              Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K:

              No Reports on Form 8-K were filed by the Company during the three months ended September 30, 2000.

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






ARTIFICIAL LIFE, INC.
                                 ---------------------
                                     (registrant)



                                 By:  /s/ Eberhard Schoneburg
                                      -----------------------
                                      Eberhard Schoneburg
                                      Chairman, President &
                                        Chief Executive Officer
                                      (Principal Executive Officer)

                                 By:  /s/ Robert E. Pantano
                                      -----------------------
                                      Robert E. Pantano
                                       Chief Financial Officer
                                      (Principal Financial Officer)