Form 10-K
period 2000-12-31
ARTIFICIAL LIFE INC
filed 2001-04-02
CIK 1070361

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

      [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD ______________ TO ______________

                         Commission file number: 0-25075

                              ARTIFICIAL LIFE, INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                           04-3253298
          (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)            Identification No.)

  FOUR COPLEY PLACE, SUITE 102, BOSTON, MASSACHUSETTS             02116
      (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (617) 266-5542

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.01 Par Value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 23, 2001, the Registrant had 10,303,469 shares of Common Stock outstanding.

The aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq National Market System, of voting stock held by non-affiliates of the Registrant on March 23, 2001 was approximately $14,570,070.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

Artificial Life, Inc. ("Artificial Life" or the "Company") was incorporated in Delaware in November 1994 as NeurotecInternational Corp., a wholly owned subsidiary of Neurotec Hochtechnologie GmbH ("Neurotec GmbH"), a German multimedia and Internet solutions company owned by Eberhard Schoneburg, Artificial Life's President, Chief Executive Officer and Chairman, and two corporate investors: a major German retailer and an industrial conglomerate. In July 1997, Mr. Schoneburg sold all of his shares of Neurotec GmbH to the two remaining stockholders and contemporaneously purchased 100% of the shares of Neurotec International Corp. from Neurotec GmbH (the "Management Buyout"). In August 1997, the Company's name was changed to Artificial Life, Inc.

We develop, market and support "intelligent" software robots ("bots"). Our Company's bots, known as "SmartBots," are software programs that we are developing to automate and simplify time-consuming and complex business-related Internet functions such as Web navigation, direct sales and marketing, e-mail automation, user profiling, knowledge management, sales response and call center automation, electronic customer relationship management (eCRM) and wealth planning and portfolio management. While each of our SmartBots will function independently and will be programmed for a particular application, customers will be able to combine the SmartBots to create what we believe will be the industry's first integrated commercial, robot-based electronic commerce ("e-commerce") solution. The Company is also developing products for applications in data mining, statistical analysis and customer service to support the functionality of the SmartBot products. In addition, we provide software consulting services to corporations and other entities seeking software solutions, particularly in the field of "intelligent" software programs.

INDUSTRY BACKGROUND

Computer users and businesses have rapidly adopted the Internet as a means to gather information, communicate, transact business, interact and be entertained, making it an important new mass medium. Today, it is estimated that there are 407 million Internet users. International Data Corporation ("IDC"), a market research firm, estimates that the number of Internet users will grow to over 1 billion by 2005. The Internet enables advertisers to target advertising campaigns utilizing sophisticated databases of information about the users of various sites and to directly generate revenues from these users through online transactions. As a result, the Internet has become a compelling means to advertise and market products and services. Forrester Research, Inc., another market research firm, estimates that the total value of goods and services purchased over the Internet will grow from $57 billion per year in 2001 to approximately $6.8 trillion per year by the end of 2004.

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

THE ARTIFICIAL LIFE SOLUTION

We are continuing the development of our ALife SmartBot products and product suites to assist in solving problems relating to information retrieval, Web navigation, sales and service support and direct marketing on the Internet and wealth building and portfolio management. The basis of these products, the software robots, are designed to communicate in natural language and to respond "intelligently" to the user's command or inquiry, and in some cases, to act autonomously.

All of our SmartBot products are based on our ALife- SmartEngine technology. The ALife-SmartEngine is the core component that gives our products the ability to converse with their users in natural language to process and respond to natural language commands or questions. The ALife-SmartEngine contains several "intelligent" modules that process and interpret manual input. These modules work together to break down the essential components of human conversation -- detailed knowledge of certain topics, casual talk about topics of interest ("small talk"), short and long term memory of previously discussed topics, and some emotional content and intentions that drive the conversation -- and use these components to "understand" and respond to the user in a manner that is more human-like and less machine-like than current "query-based" software. We believe that our products will allow people to interact with computers in a more natural way -- similar to a conversation with a human being.

Historically, general natural language understanding and processing software programs (often classified under the category "artificial intelligence") have focused on understanding the meaning of a sentence in the same way as a human would, so that the software program could react appropriately to a spoken sentence or a sentence typed in at the keyboard. These programs have had only limited success. Our ALife-SmartEngine instead attempts to mimic comprehension of a sentence by using complex pattern matching techniques to determine the actual goals and intentions of the user. By "understanding" the user's goals and intentions, ALife-SmartEngine-based products are being designed to possess the ability to actively drive and maintain a conversation about certain topics, and not merely react to the user.

Our ALife-SmartEngine stores information in "Knowledge Bases," databases which can be combined or exchanged to give the derived products differing sets of expertise. Customers can add information to a Knowledge Base using a special "Knowledge Editor." The ALife-SmartEngine has several linked stages that read text-based input and produce spoken or text-based output. When a user types in text, the pre-processed input is routed to a parser. The parser then converts the input from a stream of text to a series of words and phrases. An analysis module draws on the topic information in the memory section of the ALife-SmartEngine as well as the syntactic structure of the sentence derived from the Knowledge Base. The major control module of the ALife- SmartEngine is a meta-control module (the "Meta Controller") that is essential for switching between the different speech processing modules to process the input and prepare the appropriate response corresponding to a given input. The Meta Controller picks a reply appropriate to the perceived intention of the user by applying a set of rules that define the conversational strategy of the bot. All modules communicate through the Meta Controller, which also coordinates and balances the weighting of each of the separate modules as the bot prepares its composite action.

Most of our SmartBots communicate with the user via a life-like three-dimensional graphical interface known as an "Avatar." Most products come with a standard human-like Avatar. However, the Avatar may be customized by the customer, including using pre-existing branded icons or displays. For instance, an e-commerce retailer of computer equipment might customize its Avatar so that visitors to its Web site converse with a talking computer. The Company believes that the use of an animated "talking partner" allows people to interact with computers in a more natural and personal manner, and that the ability of our customers to customize the Avatars allows them to develop or maintain brand or name recognition among visitors to their Web site.

PRODUCTS

We are continuing our development of the following software robots for use individually or in various combinations as detailed in the Product Suite descriptions below.

ALIFE-WEBGUIDE: We released the Personal Version 1.0 of this SmartBot in September 1998, the Professional Version 1.0 in November 1998 and the Enterprise Version in April 1999. The latest release of ALife-WebGuide, Version 3.0, is included in the ALife SmartBot Suite, described below. These versions were and are designed to reside on a Web site and help users navigate the site by accepting and processing questions, such as search queries, from users in natural language and responding to users in natural language. These SmartBot versions engage the user in a "conversation" through questions and answers and, upon learning of the user's interests, are designed to display Web pages that match the content of the "conversation" or to suggest links to other locations on the Web site. In an e-commerce application, the ALife-WebGuide can be designed by the Web site host to function like a human sales associate at a retail store, greeting customers coming through the door of the virtual store and assisting them with advice and background information about products and prices. This bot allows the use of a customizable animated Avatar interface.

ALife-WebGuide versions run on both Netscape Navigator or Communicator 3.0 or higher and Microsoft Internet Explorer 3.0 or higher. ALife-WebGuide is designed with a client/server architecture, requiring a Java virtual machine 1.02 or higher. The knowledge capture tool for ALife-WebGuide, the ALife KnowledgeEditor, is a platform-independent application. We believe that the potential market for this product includes any Internet Web site that needs or desires a more intuitive, user-friendly, natural language interface. Currently, we only sell ALife-WebGuide Version 3.0.

ALIFE-MESSENGER: The ALife-Messenger serves as a natural language-based automated e-mail reply and answering service. By customizing the Knowledge Bases of the ALife-Messenger, a company can automate replies to incoming e-mail queries and customer requests. The ALife-Messenger is designed to work like an off-line ALife-WebGuide by selecting appropriate answers to input queries in an "intelligent" way. However, instead of displaying Web pages, the ALife-Messenger is designed to automatically scan an incoming e-mail for certain keywords and phrases, prepare a reply e-mail and attach, as appropriate, additional information that matches what this SmartBot determines might be useful to the user, such as relevant documents, price-lists, e-coupons, and links to other Web sites. It is intended that, for a corporate purchaser using BotMe!, ALife-Messenger could subsequently be configured to select the appropriate BotMe! (a plug-in application based on ALife-WebGuide) to be attached to the reply e-mails, with the goal of improving and supporting the direct marketing channel.

ALife-Messenger supports standard e-mail systems. We released Version 1.0 of the ALife-Messenger in April 1999. We market this product to companies and institutions that need to extensively interact with clients via e-mail or which have extensive customer/client service programs using the Internet. The most current version of ALife-Messenger, Version 3.0, is now incorporated in the ALife-SmartBot Suite.

ALIFE-PORTFOLIO-MANAGER: ALife-Portfolio-Manager has been developed to monitor an individual's investment portfolio and is to be expanded into the area of wealth building and management. Once the user's portfolio guidelines are established, ALife-Portfolio-Manager can monitor the portfolio 24 hours per day and autonomously notify the user when the user's price or ratio guidelines are not being met through one of a variety of predefined media such as e-mail, telephone or pager. In addition to monitoring existing investment portfolios, ALife-Portfolio-Manager continues to be designed to find other potential investments fitting the user's specified criteria and to notify the investor about any such investment opportunities once found.

ALife-Portfolio-Manager is designed to run on personal computers with Microsoft Windows 98 or NT. The Company released Version 1.0 of ALife-Portfolio-Manager in November of 1999 on a project application basis only, and had a general release in May 2000. We have a client-server version of this product as well. Recently, we released two showcase Web sites, www.Botfolio.com in English and www.diegeldseite.de in German, to display the general functionality of our portfolio management tools and services. We believe that the market for this product will consist of individuals and companies in the financial services industry, including Internet brokers, as well as individual investors. ALife-PortfolioManager is a component of the ALife SmartFinance Suite.

PRODUCT SUITES

As we now have attained some experience in the implementation and marketplace reaction to our products, we are currently using that intelligence to shift our strategy slightly in a more focused way to provide our products a more flexible environment in which to work. To that end, we will now offer our products within both singular and complementary functionality by offering our products through a series of product suites as detailed below.

ALife SmartBot Suite(TM)

The Internet is rapidly becoming a prime communication medium for companies and their customers, partners, and employees. Customers are demanding that answers to their questions and solutions to their problems be readily available at any time, day or night and at any place in the world and even on any kind of communication device. Traditional channels of communication such as telephone, facsimile, and mail are no longer adequate. DataMonitor reported that, in 1999 alone, U.S businesses lost over $6.1 billion in potential e-commerce sales due to the lack of customer service at Web sites, and forecasts that, at the current rate, this number will grow to $173 billion through 2005. Our ALife SmartBot Suite makes this kind of support possible in a friendly, consistent, proactive and personalized manner.

The ALife SmartBot Suite addresses the needs of the eCRM (Customer Relationship Management) market as a front-end piece or gateway and will improve the overall user experience for Web visitors, build strong and loyal customer relationships, and give companies a distinct competitive advantage in customer relationship management, sales and support through employment of the following features:

ALife-Webguide to Assist with Online Sales and Customer Service

Whether customized to facilitate online sales or answer frequently asked questions, ALife-WebGuide SmartBot converses with Web site visitors in natural language and retrieves relevant Web pages. In a sales mode, this SmartBot can conduct a needs analysis to make a product recommendation. In a service mode, this SmartBot can function as a virtual, first tier customer support representative, providing personalized responses to customer inquiries.

ALife-WebGuide to Relieve E-mail Overload

ALife SmartBot Suite also optimizes customer support via e-mail by quickly and intelligently responding to high volumes of incoming e-mail. With the ALife-Messenger SmartBot, these automatic responses can address multiple issues in a single message using a case-based reasoning approach and sophisticated natural language pattern matching technology. In addition, ALife SmartBot Suite enables customer service representatives to manage workflow by routing and reviewing inbound e-mail sent to a designated account. Finally, customer service representatives may examine responses automatically prepared by ALife SmartBot Suite prior to replying to customers.

Escalation to Live Chat

If a SmartBot cannot answer a question, or if a customer needs help finalizing a transaction, the discussion can be automatically escalated to a human contact center agent for live chat and resolution. The human agent will see what the customer and SmartBot have discussed so far, as well as the customer's user profile.

User Profiling

All user conversations are logged and filed in the ALife User Profiling System. The user profile enables a SmartBot to recognize a user on a repeat visit, and to customize the conversation based on known information. In addition, the analysis tools can examine a user's conversation and e-mail topics to reveal more about the user's needs and concerns. The results may be used to update the SmartBots' knowledge bases and to add content to the Web site that caters to visitor requirements, to better target marketing efforts, and to improve product and service offerings.

ALife-KnowledgeEditor

ALife SmartBot Suite includes a graphical tool for building and maintaining the Knowledge Bases that contain the SmartBots' specific knowledge. Knowledge Bases can be as succinct or extensive as required, and may be built in any language, including double-byte languages (such as Chinese or Japanese).

ALife-Logator

ALife SmartBot Suite includes a tool for analyzing the logfiles that result from a user's interactions with the SmartBots. This information can be used not only to improve the SmartBots' Knowledge bases, but also to gather marketing research to learn more about customer preferences and product or service issues.

ALife SmartFinance Suite(TM)

As investors have flocked to the Internet to make online trades and online payments, banks and financial institutions have invested billions of dollars into deploying new tools and software to advise their customers in how best to maximize the return on their assets. For those institutions that are not offering online advice yet, it is expected they will do so shortly. And for good reason: Forrester estimates that 20 million U.S. households will use automated online investment advice solutions by 2005, growing from 1.8 million households at the end of 2001.

The ALife SmartFinance Suite is uniquely poised to meet the needs of financial institutions and their tendency to be early-adopters of emerging technology. It is a component-based financial service tool that provides an integrated and personalized software solution for investors' financial portfolio management and financial planning needs. The Suite has two primary components, ALife-PortfolioManager and ALife-FinancialPlanner, each with unique features designed for the benefit of its users.

ALife-PortfolioManager

The Portfolio Manager provides investor profiling via a questionnaire and Risk-Scoring algorithm. Based on the scoring, it categorizes investors into different model portfolios. It features risk/return and risk distribution analysis, and fast, real-time presentation and visualization algorithms. There is also a fund and security screener to carry the specific products of the customer. Finally, there is an integrated SmartBot that can help the user through the process, answer questions, and provide security alerts and news searches.

ALife-Financial Planner

The ALife-FinancialPlanner interactively assists the user in estimating the amount of personal investment required to achieve a variety of typical life events, such as retirement, buying a home, or secondary education. As part of the planning process, the tool can incorporate `what-if' scenarios that provide estimations and projections to reach a financial goal. Other features include the ability to instantaneously update calculation results and graphic displays based on user inputs and integrating the user's risk profile. As with PortfolioManager, a SmartBot is there to help the user through every step of the process.

ALife SmartMobile Suite(TM)

We recognize that over the next few years, Internet and wireless applications will become synonymous, as users are able to access information any time, anywhere. According to a report by Datamonitor, the U.S. mobile market alone will be worth $1.2 billion by 2005. We believe that autonomous agents or bots will be the primary application for users to retrieve, send, and decipher information. To ensure that we are setting the standard for these mobile bot platforms, we have developed applications for today's market to help propagate our technology for the future.

BannerBot

Advertising companies and marketing departments are struggling with how to get more customers to click through banner ads and purchase their products. According to most industry experts, banner click through rates are a dismal 0.5%, while the rate of those who actually purchase is around 3%.

We are uniquely positioned to leverage our technology in this market and offer an immediate return-on-investment for the customer. In a recent test banner campaign in Switzerland, the click through rate of embedded bot banners was 5.8%, compared to 0.5% for non-bot banners.

A BannerBot is a an interactive banner advertisement that uses natural language processing to interact with users and leads visitors to web sites. Visitors to a BannerBot are greeted by a virtual character that invites them to interact with the banner, thereby not only increasing click through rates but actually engaging the user in an interactive discourse. Once a user clicks on the banner, he or she can begin to converse with the banner and request company information. A BannerBot converses with the visitor, and based on the information gathered during the conversation, can bring the user to a targeted Web page. In addition, it can perform an analysis by asking questions and make product or service recommendations based on the answers it receives. All conversations are stored and can be used to enhance and redirect marketing efforts.

BotMail

As more people get connected to the Internet, marketers are increasingly relying on email to assist them in both customer acquisition and customer retention. Besides the capability to reach individuals using e-mail, this growing market offers a cost effective alternative to other forms of direct response channels such as mail and telephone. According to Forrester, U.S. digital marketing expenditures will grow from $11 billion in 2000 to $63 billion by 2005; of the latter amount, $6 billion will be spent in email marketing alone by 2005.

As the email market grows, so will the volume of marketing messages. However, nobody likes unsolicited email. To be effective, email messages must be targeted, personal and content rich. Forrester reports that the annual volume of emails is expected to increase from under 35 billion today to over 200,000 billion by 2004. As consumers are increasingly inundated with emails, marketers are looking for new ways to make the email more personalized to turn the recipient into a buyer. Marketers are also looking to their campaigns as a service to deliver company and product pertinent information. Artificial Life offers such a solution.

A BotMail is unlike any other email. Not just another electronic document, a BotMail contains an animated character that actually greets the recipient by name and discusses the contents of the email. Once email recipients are greeted, they can begin to interact with the SmartBot and request company information using plain words. The SmartBot (virtual character) converses with the visitor and can display Web pages based on the information gathered. It can even perform a needs analysis by asking qualifying questions. Based on the information it receives, the SmartBot then can make product or service recommendations or ask more detailed questions. All conversations are stored and can be used to learn about customers needs.

BotMe!

AOL reports that its members spend an average of one hour online each day. For marketers, this is an opportune time to push relevant information to the user in a fun and interactive way. Our BotMe! offers such a mechanism.

ALife-BotMe! enhances the Web user's interface by presenting an animated graphical character known as an "avatar". This avatar can be a branded character, a cartoon or even a realistic image of a person. Through sophisticated graphics, BotMe! facilitates the interaction with SmartBots and offers a natural language way to converse with them. By residing on the desktop, independent of the browser, BotMe! not only gives access to the traditional resources of the Web, but also offers a bi-directional communication channel with other BotMe! users and companies and can represent a direct, friendly, "push" channel between our clients and their customers.

CONSULTING AND PRODUCT SERVICES

We expect to provide consulting, maintenance, and support services for most or all of our products. We anticipate that customers will require support for, and customized versions of, our SmartBot products or additional developments in order to tailor the product to their needs. In addition, we plan to provide support for the creation and maintenance of the Knowledge Bases of our bots and customer specific back-office tools for analyzing client profiles gathered by our bots.

Prior to 1999, we had derived substantially all of our revenues from software consulting services provided to a small number of customers. During the year ended December 31, 1998, substantially all of our revenue was derived from the completion of our existing obligations for our sole remaining consulting contract for 1998 and the resulting license sale thereto. During the year ended December 31, 1999, approximately 29% of our revenue was derived from license sales and during the year ended December 31, 2000 approximately 39% of our revenue was derived from license sales. Although we have shifted our primary business focus from software consulting to product development, sales, marketing and support, we anticipate that we will continue to derive a portion of our revenues from software consulting projects and services. In particular, we expect that we will provide software solutions for companies and other entities seeking consulting expertise with agent-based software programs. In the near term, we believe that a significant percentage of its revenues may continue to be derived from software consulting services. See "-- Strategic Alliances and Joint Ventures."

BUSINESS STRATEGY

In our first year as a publicly traded company, we focused on completing the development of several products, continuing our development of other products, increasing our sales and support infrastructure, and expanding our international presence. As evidenced by our product development achievements, our St. Petersburg, Russia development facility, and our sales and support offices in Switzerland, Germany and the United States, we feel that we achieved those initial goals. As our business evolves, we plan to continue to evaluate our product development and marketing strategies and our international development plans. With our product development achievements and our initial clients in place, we plan to focus our attention on global sales and marketing while continuing product development and Web Services in an efficient and cost-effective manner.

In 2000, we continued to focus on our sales and product development efforts. On the technology side, we completed our eCRM suite, our first comprehensive release demonstrating the combined utility of our software. On the sales side, revenue growth not only continued at a strong pace, but the revenue mix was much more broadly distributed among our client base, which continues to expand.

Our objective is to become a worldwide leader in the development and implementation of commercial software robot-based solutions to solve various issues confronting today's Internet use. To achieve this objective, our strategy includes the following key elements:

BUILD BRAND NAME RECOGNITION. We are seeking to achieve rapid and broad adoption of our products and strong brand recognition. We intend to embark on a promotional campaign to increase awareness of the Artificial Life brand and the ALife family of products in the year 2001. The promotional campaign is expected to involve traditional media (i.e., print and trade shows) together with an emphasis on Internet channels. The initial campaign in print, online and television media began in November 1999 and continued throughout 2000. Further, we have also begun presenting our products at targeted industry trade shows and events.

We believe that significant brand name recognition can be achieved through the foregoing channels. We have either been mentioned or featured in a variety of publications and broadcast media in the United States, Germany and Switzerland during the past year including Forbes magazine's "Best of the Web" edition, CNN's CNN.com show (broadcast on January 13, 2001), and Germany's ZDF. Similarly, our employees and management continue to make presentations at speaking engagements for trade and other marketing forums. We also receive exposure from the various industry awards we receive, including, most recently, the Massachusetts Interactive Media Council (MIMC) award for "Enabling Technologies-User Applications" for our ALife-WebGuide Product. Lastly, we believe that references from our existing clients will be the best way to achieve continued and strengthened brand development and recognition in a cost-effective manner.

CREATE MULTIPLE REVENUE STREAMS. We believe that our growing product line, corporate customization, product Web sites and our future installed user base will present a significant opportunity to develop and maintain multiple revenue streams resulting from product sales and maintenance, customization and consulting, licensing fees and potentially in the future, advertising and subscription revenues. As these different revenue streams mature, we will make decisions as to the expansion and contraction of existing programs based on their success as well as the introduction of new programs.

ESTABLISH STRATEGIC ALLIANCES. We intend to aggressively pursue strategic alliances to gain access to complementary technologies and distribution channels. We continually evaluate relationships with companies and other entities that offer technologies complementary to our SmartBot products (such as speech integration and high-end graphics and other types of interface providers). We intend to use strategic alliances wherever possible to gain economies of scale and additional channel exposure, while focusing on our own core strengths and using the strengths of our partners to add the complementary functionality necessary to increase value to users.

In 1999, we signed a cooperation agreement with PricewaterhouseCoopers GmbH Germany ("PwC") for joint sales and development activities that are intended to leverage the existing client base and consulting services of PwC to allow for the sale and integration of our products within the PwC consulting group client base. In 2000, we entered into several additional domestic and international partnership arrangements and will continue to focus on the expansion of our partner network. New technology partners include Triplehop (U.S., matching engine), Echzeit (Germany, 3D animations), and noDNA (Germany, visual characters). New marketing and implementation partners include, among others, Softlab (Germany), Artificial Solutions (Scandinavia)(unrelated to the Company), and WebAgent (Italy).

EXPAND GLOBALLY. We believe that significant opportunities exist to capitalize on the growth of the Internet internationally. Because we were once a subsidiary of a large and well-known German multimedia and Internet solutions company, we already have significant contacts with a number of European businesses. We believe that our products can be used worldwide, and accordingly we initiated an international program of partnering and strategic investment to exploit cross-marketing, co-branding and promotional opportunities. In the fourth quarter of 1998, we established wholly owned European subsidiaries in Switzerland and Russia. In October 1998, we formed Artificial Life Europe AG ("Artificial Life Europe"). Artificial Life Europe, the headquarters of our European activities focused on strategic investments in Switzerland, joint ventures and product related consulting and development activities in the areas of e-commerce and Internet banking and will act as a holding company for Artificial Life Solutions AG, the Swiss operating company, and Artificial Life Rus, our Russian research and development arm. In November 1998, Artificial Life Europe AG formed the wholly-owned subsidiary Artificial Life Rus Ltd. ("Artificial Life Rus") which is based in St. Petersburg, Russia. The primary focus of Artificial Life Rus is product development, quality assurance and research. In the second quarter of 1999, we established our German subsidiary Artificial Life Deutschland AG ("Artificial Life Germany"), situated in Frankfurt, Germany. Artificial Life Germany will focus on strategic investments, product development, product customization, product-related marketing and sales activities and general support to German customers. Also in the second quarter 1999, we established Artificial Life Solutions AG. Headquartered in Switzerland, Artificial Life Solutions will focus on strategic investments, product development, product customization, product- related marketing and sales activities and general support to Swiss customers. In 2000, we renamed Artificial Life Europe to Artificial Life Schweiz, AG and consolidated our Swiss operations into this entity while concurrently moving the Swiss operational base to Zurich. Additionally, in 2000, we began our expansion into the Asian marketplace with the establishment of Artificial Life Asia Ltd. Artificial Life Asia Limited is located in Hong Kong, PRC and is intended to provide sales, marketing and support capacity for the Asian marketplace, with initial business development efforts focusing on Hong Kong.

Although we continue to focus on our international development and sales capabilities, we have reached the point in the development of our core product where we need to re-evaluate our options regarding product development, sales, and business development and to continue focusing our future resources in those areas and markets that will offer the best return. To that end, we are currently evaluating our existing and anticipated product development needs against existing capacity in order to maintain balance between required development efforts and cost.

EXPAND AND ENHANCE PRODUCT BASE AND TECHNOLOGY. We believe that we must regularly provide new products and technologies and improve existing ones to be successful and consider product development inherently evolutionary in nature at this point in our life cycle. Our products utilize proprietary technologies,including the ALife-SmartEngine. Our strategy is to continue to enhance our existing technologies and develop new technologies that we can incorporate into future product offerings. Because we are centering our product lines around core concepts and technology, we believe that we will be able to develop many complementary products by leveraging our existing competencies and experience into new ideas. Furthermore, we believe that our overall strategy will allow us to address issues regarding products and services in a dynamic, almost real-time basis, thereby allowing rapid response to market feedback and developments. We believe that we have reached the point in the development of our core technology and in our product development cycle that will permit us to expend fewer resources in our future product development efforts.

MARKETING AND SALES

It is the our belief that our products will ultimately serve the World Wide Web in a horizontal capacity, but until we achieve significant branding, targeted vertical markets will be our most effective method of achieving installation success and product acceptance. We plan to sell and market our products through a variety of methods and channels, including but not limited to direct sales, distribution and channel agreements, strategic relationships and third party providers. We believe that joint ventures and strategic relationships provide an effective means of entering targeted vertical markets while targeted direct sales are instrumental for obtaining large, must-have clients. It is our belief that this strategy will provide a cost effective means of achieving maximum exposure for our products and services.

In the first quarter of 1999, we began selling the ALife-WebGuide via our Web site and through additional distribution partners. Also, we began distribution of our ALife-WebGuide "intelligent" software robot for the Benelux market under a non-exclusive distributor arrangement with MBE Consultants of Belgium. Based in Brussels, MBE Consultants is marketing and selling the current version of the ALife-WebGuide, and other products as they are released, and providing consulting services and training in the application and use of our software products. In September 1999, we signed a German market exclusive cooperation agreement with PricewaterhouseCoopers GmbH Germany ("PwC") for joint sales and development activities. These efforts are intended to leverage the existing client base and consulting services of PwC that will allow for the sale and integration of our products within the PwC consulting group client base. In 2000, we entered into partnership arrangements with several additional domestic and international corporations and will continue to focus on the expansion of our partner network in the future.

In 2000, we experienced a significant shift in our customer base as our two primary clients from 1999, Liechtenstein Global Trust and net-tissimo.com, which accounted for approximately 81% of our 1999 sales (64% and 17%, respectively) accounted for only 35% of our 2000 sales (30% and 5%, respectively). However, both the number and type of clients that engaged our products and services in 2000 expanded. As a result, we experienced an overall increase in sales.

In addition to our prior marketing efforts for the individual products in the ALife product suite, we began, in the second half of 1999, to initiate marketing campaigns to establish recognition of the Artificial Life brand. We expect these marketing activities to eventually involve traditional media together with an emphasis on the Internet channels. We will generate marketing material using our in-house capabilities and multi-media know-how to produce video spots and innovative interactive advertisement techniques for the Internet. Additionally, we will use our own products, ALife-Messenger and the ALife-WebGuide, to further promote our products and services. In 2000, we decided to focus our marketing efforts in the key vertical markets in which we are presently working, plus in its technological space as well. These efforts included direct advertising, email outreaches and trade show and conference representations. We chose, in general, to attend only trade shows and conferences in which we had a featured speaking slot in order to be able to best present our offerings. Lastly, we also developed a key innovative marketing tool in 2000 that we intend to use for internal purposes as well. This tool is a BannerBot, a SmartBot enabled Banner Ad that allows a user to maintain a limited, targeted discourse with a SmartBot through a Banner Ad.

STRATEGIC ALLIANCES AND JOINT VENTURES

In March 1999, we agreed to enter into a joint venture with the Bon Appetit group of Switzerland in which our technology is being used to offer a software robot based e-commerce solution. The main focus of this joint venture is to develop a high traffic, high volume, low cost e-commerce site on the Internet. We licensed our SmartBot products to the joint venture. Pursuant to a separate development agreement with the joint venture, we will also provide products and software development and consulting services to the venture and receive payments therefor. The joint venture partner will use its purchasing relationships to obtain certain of the consumer products that will be sold on the joint venture's e-commerce Website. In 2000, the focus of the site changed to reflect dynamic change in the marketplace and it currently focuses on promotional and specialty sales and campaigns. In January 2001, during a subsequent financing round for the venture, in which we did not participate, our ownership interest in the venture was reduced from 50% to 19.9%.

In addition, in 1999, we completed a contract for the first phase of a development and consulting project with a European based global trust. The project goal was to define and design the trust's future Internet-based financial services. The successful completion of this phase led to a larger scale implementation of this development project that continued through fiscal year 2000. As part of the transaction, we are providing, for fees, licensed products and software consulting services to the trust.

In September 1999, we signed a German market joint cooperation agreement for the development and introduction of new technology for e-business with PricewaterhouseCoopers GmbH Germany ("PwC"). Cooperatively, PwC and Artificial Life will invest in the development of both sector-specific and multifunctional products.

We signed several other partner agreements in 2000, the most noteworthy being our technological investment in TripleHop Technologies, a provider of a matching engine for e-business. We have agreed to work with Triple Hop Technologies jointly on combined leads and projects where applicable. Other partnerships into which we entered in 2000 include, among others, Echzeit (Germany, 3D animations) and noDNA (Germany, visual characters). New marketing and implementation partners include, among others, Softlab (Germany), Artificial Solutions (Scandinavia)(unrelated to the Company), and WebAgent (Italy).

Furthermore, we are constantly evaluating strategic alliances with companies in the United States, Europe, and Asia for marketing, selling and developing products.

PRODUCT DEVELOPMENT

We believe that development capabilities are important to our future performance and the maintenance of our competitive position. Since our formation, we have developed our technology and products internally to a large extent. We are exploring the opportunity to extend the functionality of our ALife-SmartEngine-derived products through the inclusion of third party software and applications in the development of such products.

Our development organization is arranged in five groups: the Core Technology Group, which conducts research and designs and develops the technologies; the Production Group, which specifies, produces and maintains product releases; the Quality Assurance Group, which verifies that products meet their specifications and our quality standards; and, the Competence Group, which focuses on rapid prototyping of new ideas, consulting and adapting customer specific versions of the product and a research group. We allocate responsibilities among the groups to optimize the time, cost and quality control issues associated with product development.

As of December 31, 2000, there were 202 employees on the our development staff. The total product development expenses for our ALife-SmartEngine product suite increased significantly through 1999 and 2000. Having expended significant resources for research and development in 1999 and 2000, we expect to allocate a decreasing amount of resources to future research and development activities, in an attempt to minimize significant future research and development outlays while maintaining substantive research capabilities. Since our products have reached a development stage ready for marketing and sales, we will need to devote fewer resources towards product development in the future. Through December 31, 2000, we have incurred capitalized software development costs from our development efforts in the amount of $1,465,124.

To the extent one or more of our competitors introduce products that more fully address customer requirements, the Company's business could be materially adversely affected. There can be no assurance that the Company will be successful in developing and marketing enhancements to its existing products or new products, incorporating new technology on a timely basis, or that its new products will adequately address the changing needs of the marketplace. If the Company is unable to develop and introduce new products or enhancements to existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, prospects, financial condition and results of operations will be materially adversely affected.

COMPETITION

The market for our products and services is new, evolving and growing rapidly. Competition can be expected to intensify significantly as the market matures and the more established software companies, such as Microsoft Corporation, become increasingly involved. Barriers to entry are relatively insubstantial. We believe that the principal competitive factors for companies seeking to become involved in the software robot industry are core technology, delivery methods, brand recognition, ease of use and interfaces.

We use our core technology, the ALife-SmartEngine, in a wide variety of business areas. Although we have not yet identified any competitors in exactly the same areas in which we are active, there are companies that have overlapping activities and therefore could be regarded as our competition. Such firms include, among others: Ask Jeeves, Inc.; Autonomy, Inc.; Brightware, Inc.; Digital Marketing Concepts, Inc.; eGain, Inc.; Extempo, Inc.; General Magic, Inc.; GK Intelligent Systems, Inc.; Haptek, Inc.; Intellix A/S; Kinetoscope, Inc.; Kiwi Logic AG; Microsoft Corporation; Netsage Corp.; NativeMinds, Inc., Nuance, Inc.; SRA International, Inc. and Virtual Personalities, Inc. This list may not be complete and may change and substantially increase over time.

Some of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us. Such competitors are able to commit operating resources to product development and enhancement, engage in more thorough marketing campaigns for their products and services, be more aggressive from a pricing standpoint and make more attractive offers to potential employees and partners.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

We rely upon trade secrets, know-how, copyrights and continuing technological innovations to develop and maintain our competitive position. We seek to protect such information, in part, by entering into confidentiality agreements with our corporate partners, collaborators, employees and consultants. These agreements provide that all confidential information developed or made known during the course of the individual's or entity's relationship with us is to be kept confidential and not be disclosed to third parties except in specific circumstances. We have endeavored to cause our employees to execute forms of Confidentiality and Inventions Agreements which provide that, to the extent permitted by applicable law, all inventions conceived by an individual during the individual's employment will remain our exclusive property. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors. Further, there can be no assurance that we will be able to protect our copyrights, trade secrets or that others will not independently develop substantially equivalent proprietary information and techniques.

We currently have one patent pending. We do not have any registered copyrights. There can be no assurance that the existing or future patents of third parties will not have an adverse effect on our ability to continue to commercialize our products. Furthermore, there can be no assurance that other companies will not independently develop similar products or duplicate any of our planned products or obtain patents that will require us to alter our products or processes, pay licensing fees or cease development of our planned products. The occurrence of any such event may have a material adverse effect on our business, prospects, financial condition, and results of operation.

EMPLOYEES

As of December 31, 2000, we had 275 full-time employees. Of our 275 full-time employees, 73 are involved in sales, marketing and administrative functions and 202 are involved in engineering and research and development. We will need to hire additional staff to accomplish our business development goals. There can be no assurance that we will be able to find, attract or retain such additional staff.

Our employees are not represented by any labor unions. We consider our relations with our employees to be good.

SUB-CONTRACTORS AND EXTERNAL HUMAN RESOURCES

To fulfill timely delivery of products, we are currently using external human resources and sub-contractors to develop our products. There can be no assurance that these external resources and sub-contractors will be available in the future, or that the current conditions and agreements with these contractors or resources will remain reasonable.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements that may be made by us or by our officers, directors or employees, acting on our behalf, that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Statements that include the words "believes," "expects," "anticipates," "intend," "possible," "predict," "project," or similar expressions are forward-looking statements. Such factors include, among others, the following factors:

RECENT CHANGE IN STRATEGY. We were incorporated in Delaware in November 1994 as Neurotec International Corp., a wholly owned subsidiary of Neurotec Hochtechnologie GmbH ("Neurotec GmbH"), a German multimedia and Internet solutions company owned by Eberhard Schoneburg, our President, Chief Executive Officer and Chairman, and two corporate investors: a major German retailer and an industrial conglomerate. In July 1997, Mr. Schoneburg sold all of his shares of Neurotec GmbH to the two remaining stockholders and contemporaneously purchased 100% of the shares of Neurotec International Corp. from Neurotec GmbH (the "Management Buyout"). In August 1997, our name was changed to Artificial Life, Inc. Moreover, we have recently changed our primary business focus from software consulting to the development, marketing and support of our ALife product suite of "intelligent" software robots (also known as "SmartBots" or "bots"). Accordingly, we are in the initial phase of rolling out our software products and are subject to certain risks inherent in launching new products. To address these risks, we must, among other things, complete development of our software robot products, enter into strategic relationships, marketing and distribution arrangements, respond to competitive developments, and attract, retain and motivate qualified personnel. In addition, because we have adopted this new business strategy, results of operations to date are not reflective of our future results of operations. Our decision to develop, market and support software robot products is predicated on the assumption that the demand for such products will be large enough to permit us to operate profitably. There can be no assurance that our assumption will be correct or that we will be able to successfully compete as a provider of such products. If our assumption is not accurate, or if we are unable to compete as a provider of agent-based software products, our business, prospects, financial condition and results of operations will be materially adversely affected.

MINIMAL REVENUES AND RECENT LOSSES; PERIOD TO PERIOD COMPARISONS; LIMITED OPERATING HISTORY; ANTICIPATION OF CONTINUED LOSSES. Since our incorporation in November 1994, we have been engaged primarily in the provision of software consulting services and to date have generated limited revenues. Through July 3, 1997, we had recorded cumulative net income in predecessor operations of $138,084 primarily through our software consulting business, a significant majority of which business was with our former parent company and affiliates thereof and ceased shortly after the Management Buyout on July 4, 1997. As a consequence of our recent change in our primary business focus from software consulting to the development, marketing and support of our ALife suite of SmartBot software products, we expect that an increasing percentage of our future revenues will be derived from sales and services associated with our software robot products and that revenues from our consulting business, as a percentage of gross revenues, will significantly decrease over time. Accordingly, past financial results do not reflect the results of our current business activities. In the years ended December 31, 1998, December 31, 1999 and December 31, 2000 we incurred a net loss of $2,191,206, $6,758,214 and $12,588,295, respectively. Furthermore, our limited operating history leads us to believe that period-to-period comparisons of our operating results are not meaningful and that the results for any period should not be relied upon as an indication of future performance. We face the risks and problems associated with pursuing a new business strategy and have a limited operating history on which to evaluate our future prospects. Such prospects should be considered in light of the risks, expenses and difficulties frequently encountered in launching new products in a new and emerging industry characterized by rapid technological change, a number of potential market entrants and intense competition. We expect to incur significant losses until at least the end of fiscal year 2001. There can be no assurance that we will achieve or sustain significant revenues or become cash flow positive or profitable in the near future or ever.

NEED FOR ADDITIONAL FINANCING. In 2000, we continued to incur losses from operations, and have partially funded these losses through three private placements of Common Stock totaling $8.9 million. We have continued to incur losses in the first quarter of 2001 and do not anticipate achieving profitability until late 2001. Our continued losses have severely impacted our liquidity and cash position. We were unable to pay our Russian operation's monthly payroll liability due February 28, 2000 and may not be able to pay our Russian operation's March payroll liability. These payroll liabilities amounted to approximately $350,000. We are currently negotiating the divestiture of a substantial portion of our Russian operation, whereby these payroll liabilities may be assumed by the buyer. In order to fund our cash needs for 2001, we have taken steps to reduce operating costs, including, a reduction of staffing and negotiation of the divestiture of a substantial portion of our Russian operation. In addition, in 2001, our Chief Executive Officer advanced $485,000 to the Company. The advances are expected to be converted into an interest-bearing term loan. We are also continuing to pursue short-term borrowings and other direct share placement opportunities. Despite these efforts, we will continue to incur losses through the majority of 2001. Without obtaining additional financing or capital, we will not have sufficient resources to fund our operations through 2001. To that end, we have entered into an irrevocable stock purchase agreement with Bluefire Capital, Inc. (Bluefire), a Cayman Island Corporation, on March 22, 2001, to provide us with equity financing. Bluefire has committed to purchase up to $13,000,000 of common shares over the course of three years, and such amount may increase if certain conditions are met. The ability to raise funds through this equity facility and the number and amount of each equity transaction available under the facility are subject to certain conditions at the time of each sale of our Common Stock. We do not believe that financing available from this equity facility will be sufficient to fund our operations through 2001. We are continuing to pursue short-term borrowings and other direct share placement opportunities to meet our anticipated liquidity shortfalls. We cannot assure that we will be able to complete this or any other financing or that such financings will be adequate to meet our needs.

     These factors create a substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might come from the outcome of this uncertainty.

DEPENDENCE ON EMERGING MARKETS; ACCEPTANCE OF OUR PRODUCTS. Our future financial performance will depend in large part on the growth in demand for agent-based software products, such as our suite of SmartBot products. This market is new and emerging, is rapidly evolving, is characterized by an increasing number of market entrants and will be subject to frequent and continuing changes in customer preferences and technology. As is typical in new and evolving markets, demand and market acceptance for our technologies is subject to a high level of uncertainty. Because the market for our products is evolving and because we are an early stage company, it is difficult to assess or predict with any assurance the size or growth rate, if any, of this market. There can be no assurance that a significant market for our products will develop, or that it will develop at an acceptable rate or that new competitors will not enter the market. In addition, even if a significant market develops for such products, there can be no assurance that our products will be successful in such market. If a significant market fails to develop, develops more slowly than expected or attracts new competitors, or if our products do not achieve market acceptance, our business, prospects, financial condition and results of operations will be materially adversely affected.

COMPETITION. The market for our products and services is new, evolving and growing rapidly. Competition can be expected to intensify significantly as the market matures and the more established software companies become increasingly involved. Barriers to entry are relatively low. Although we have not yet identified any competitors in exactly the same areas in which we are active, there are companies that have overlapping activities and therefore could be regarded as our competition. Such firms include, among others: Ask Jeeves; Autonomy, Inc.; Brightware, Inc.; Digital Marketing Concepts, Inc.; eGain, Inc.; Extempo, Inc.; General Magic, Inc.; GK Intelligent Systems, Inc.; Haptek, Inc.; Intellix A/S; Kinetoscope, Inc.; Kiwi Logic AG; Microsoft Corporation; Netsage Corp.; NativeMinds; Nuance, Inc.; SRA International, Inc. and Virtual Personalities, Inc. This list may not be complete and may change and substantially increase over time. We believe that the principal competitive factors affecting the market for our products include core technology, delivery methods, brand recognition, ease of use and interfaces. The relative importance of each of these factors depends upon the specific customer involved. There can be no assurance that we will be able to compete effectively with respect to any of these factors.

Our present or future competitors may be able to develop products comparable or superior to those offered by us or adapt more quickly than the Company to new technologies or evolving customer requirements. In order to be successful in the future, we must respond to technological change, customer requirements and competitors' current products and innovations. In particular, while we are currently developing products and product enhancements that we believe address customer requirements, there can be no assurance that we will successfully complete the development or introduction of these products and product enhancements on a timely basis or that these products and product enhancements will achieve market acceptance. Accordingly, there can be no assurance that we will be able to compete effectively in our market, that competition will not intensify or that future competition will not have a material adverse effect on our business, prospects, financial condition and results of operations.


PRODUCT CONCENTRATION. We expect to derive an increasing percentage of our revenues from sales of our SmartBot software robot products and associated services. Broad market acceptance of these products is critical to our future success. As a result, failure to achieve broad market acceptance, or, if achieved, future declines in demand of these products as a result of competition, technological change, ease of use or otherwise would have a material adverse effect on our business, prospects, financial condition and results of operations. In addition, our future financial performance may depend in part on the successful development, introduction and customer acceptance of future versions of our software robot products, and there can be no assurance that any such future products will achieve market acceptance.

PRODUCT DEFECTS AND PRODUCT LIABILITY. Our software robot products are complex and could from time to time contain design defects or software errors that could be difficult to detect and correct. There can be no assurance that, despite testing by the Company, errors will not be found in our products which could result in delay in or inability to achieve market acceptance and thus could have a material adverse effect upon our business, prospects, financial condition and results of operations.

Because our software robot products can be used by our clients to perform mission critical functions, design defects, software errors, misuse of our products, incorrect data from external sources or other potential problems within or out of our control that may arise from the use of our products could result in financial or other damages to our clients. We maintain only limited product liability insurance, and such insurance may likely not be adequate to effectively protect us against product liability claims and the costs and expenses associated therewith. We anticipate that our sales and licensing agreements with our clients will typically contain provisions designed to limit our exposure to potential claims. Such provisions, however, may not effectively protect us against such claims and the liability and costs associated therewith. Accordingly, any such claim could have a material adverse effect upon our business, prospects, financial condition and results of operations.

RAPID TECHNOLOGICAL CHANGE. To remain competitive, we must continue to enhance and improve the ease of use, responsiveness, functionality and features of our family of SmartBot software robot products. The industry in which we operate is characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new products and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing products and proprietary technology and software obsolete. Our success will depend, in part, on our ability to enhance our existing products, develop new products and technologies that address the increasingly sophisticated and varied needs of our customers, and our ability to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. There can be no assurance that we will successfully develop, license or acquire and implement new technologies or adapt our proprietary technology and products to customer requirements or emerging industry standards. If we are unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, our business, prospects, financial condition and results of operations would be materially adversely affected.

DEPENDENCE ON KEY PERSONNEL; NEED FOR ADDITIONAL PERSONNEL. Our performance is substantially dependent on the continued services and performance of its senior management and other key personnel, particularly Eberhard Schoneburg, the Company's President, Chief Executive Officer and Chairman. We have entered into an employment agreement with Mr. Schoneburg. We do not maintain key man life insurance on any of our senior management or key personnel. Our performance also depends upon our ability to continue to retain and motivate our other officers and key employees. The loss of the services of, and the failure to promptly replace, any of our executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. Our future success also depends on our ability to continue to identify, attract, hire, train, retain and motivate other highly skilled software engineers and managerial and marketing personnel.

There is currently a shortage of qualified software engineers and programmers. Competition for such personnel is intense, and there can be no assurance that we will be able to continue to successfully attract, integrate or retain sufficiently qualified personnel. The failure to attract and retain the necessary personnel could have a material adverse effect on our business, prospects, financial condition and results of operations.

DEPENDENCE ON THIRD PARTY CONTRACTORS. We intend to utilize consultants to perform portions of the work on our ALife suite of SmartBot software products and to assist customers in the installation and support of our SmartBot software products. Competition for such personnel is intense. There can be no assurance that we will continue to be successful in attracting or retaining such consultants. In addition, our ability to provide our software consulting services and introduce our products is dependent, in part, on the ability of these independent consultants to complete their engagements in a timely and cost-effective manner. In particular, consulting resources could be required to install, support and customize our software products, including creating the content of the Knowledge Bases (databases which can be combined or exchanged to give the derived products differing sets of expertise). Therefore, the availability of such resources could directly impact sales of such products. Some of these consultants will be employees of other companies who will only be able to work on our products on a part-time basis. If we are not successful in continuing to attract necessary consultants or if such consultants cannot complete the necessary tasks in a timely and cost-effective manner, our business, prospects, financial condition and results of operations could be materially adversely affected.

RISKS ASSOCIATED WITH INTERNATIONAL SALES. A key component of our strategy is to expand our sales in foreign markets, especially in Europe. We anticipate that we will continue to expend significant financial and management resources to develop programs of partnering and strategic investments internationally as we adopt a more sales and marketing oriented business strategy. If the revenues generated by these marketing programs are insufficient to offset the expense of establishing and maintaining such programs, our business, prospects, financial condition and results of operations could be materially adversely affected. There can be no assurance that we will be able to expand our sales in foreign markets. Our international sales are subject to certain risks not inherent in our domestic sales, including political and economic instability in foreign markets, restrictive trade policies of foreign governments, local economic conditions in foreign markets, potentially adverse tax consequences and the burdens on customers of complying with a variety of applicable laws. All of these factors may suppress demand for our services and products. The impact of such factors on our business is inherently unpredictable. There can be no assurance that these factors will not have a material adverse effect upon our revenues from international sales and, consequently, our business, prospects, financial condition and results of operations.

DEPENDENCE ON CONTINUED GROWTH OF INTERNET AND ONLINE COMMERCE. Our future revenues and any future profits are in a large part dependent upon the willingness of consumers to accept the Internet as an effective medium of commerce and for obtaining information. We are especially dependent upon the long-term acceptance and growth of online commerce. Rapid growth in the use of and interest in online services is a recent phenomenon, and there can be no assurance that such acceptance and use will continue to develop or that a sufficiently broad base of consumers will adopt and continue to use the Internet and other online services as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty. For us to be successful, consumers must accept and utilize this novel way of conducting business and obtaining information.

The Internet may not be accepted by consumers as a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. To the extent that online services continue to experience significant growth in the number of users, their frequency of use or an increase in their bandwidth requirements, there can be no assurance that the infrastructure of the Internet and other online services will be able to support the demands placed upon them. In addition, Internet services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of online activity or due to increased government regulation. Changes in or insufficient availability of telecommunications services to support Internet services also could result in slower response times and adversely affect usage of the Internet and other online services generally. If use of the Internet and other online services does not continue to grow or grows more slowly than expected, if the infrastructure for Internet services does not effectively support the growth that may occur, or if the Internet does not become a viable commercial marketplace, our business, prospects, financial condition and results of operations would be materially adversely affected.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS. We will be relying upon trade secrets, know-how, copyrights and continuing technological innovations to develop and maintain our competitive position. We seek to protect such information, in part, by confidentiality agreements with our corporate partners, collaborators, employees and consultants. These agreements provide that all confidential information developed or made known during the course of the individual's or entity's relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. We have endeavored to cause each of our employees to execute Confidentiality and Inventions Agreements which provide that, to the extent permitted by applicable law, all inventions conceived by the individual during the individual's employment are the exclusive property of the Company. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors. Further, there can be no assurance that we will be able to protect our trade secrets and copyrights, or that others will not independently develop substantially equivalent proprietary information and techniques.

We currently have one patent pending. We do not have any registered copyrights. There can be no assurance that the existing or future patents of third parties will not have an adverse effect on our ability to continue to commercialize our products. Furthermore, there can be no assurance that other companies will not independently develop similar products or duplicate any of our planned products or obtain patents that will require us to alter our products or processes, pay licensing fees or cease development of our planned products. The occurrence of any such event may have a material adverse effect on our business, prospects, financial condition and results of operations.

RISKS ASSOCIATED WITH BRAND DEVELOPMENT. We believe that establishing and maintaining brand identity is a critical aspect of our strategy. Furthermore, we believe that brand recognition is becoming increasingly important as low barriers to entry encourage competition in the software robot industry. In order to continue to attract and retain customers and strategic partners, and in response to competitive pressures, we are attempting to increase our financial commitment to the creation and maintenance of brand development. We plan to accomplish this, although not exclusively, through advertising campaigns in several forms of media, including print and trade shows, with a particular emphasis on the Internet channels. If we do not generate a corresponding increase in revenue as a result of our branding efforts or otherwise fail to promote our brand successfully, or if we incur excessive expenses in attempting to promote and maintain our brand, our business, prospects, financial condition and results of operations would be materially adversely affected.

RISKS OF DOING BUSINESS ABROAD. We anticipate that some of the consultants we may hire to complete portions of the development work on our products may be located in foreign countries. In addition, we intend to organize additional subsidiaries in foreign countries as required and supported by existing business conditions. As a result, we may be subject to a number of risks, including, among other things, difficulties relating to administering our business globally, managing foreign operations, currency fluctuations, restrictions against the repatriation of earnings, export requirements and restrictions, and multiple and possibly overlapping tax structures. The realization of any of the foregoing could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

During 2002, all European Union countries are expected to be operating with the euro as their single currency. Uncertainty exists as to the effect the euro will have on the market. Additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the euro currency. We cannot yet predict the anticipated impact of the euro conversion on our business.

DEPENDENCE ON THIRD PARTY LICENSES. We are designing our SmartBot software products to recognize third party voice input as well as text-based input. The voice recognition capabilities of these products will depend to a large extent on the availability of highly accurate voice recognition software packages, which we intend to license from third parties rather than develop ourselves. We believe that the success of its products will depend to a large extent on our ability to allow users to interact in a natural conversational manner. There can be no assurance that we will be successful in identifying third party voice recognition software which will successfully interact with our products or that we will be able to license such software products on commercially reasonable terms, or at all. Our failure to successfully identify viable voice recognition software or enter into license agreements could have a material adverse effect on our business, prospects, financial condition and results of operations.

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES. We believe that we are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally. However, due to the increasing popularity and use of the Internet, a number of domestic and foreign laws and regulations covering issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services are being considered and may be enacted. The European Community has already adopted a directive restricting the use of personal data. The adoption of such laws or regulations may decrease the growth in use of the Internet, which would, in turn, decrease the demand for our products and services and increase our cost of doing business. Moreover, the applicability to online services of existing domestic and foreign laws in various jurisdictions governing issues such as intellectual property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to online services could have a material adverse effect on our business, prospects, financial condition and results of operations.

Tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in Internet commerce. New state tax regulations may subject us to additional state sales and income taxes. As some of our products will be available over the Internet in multiple states and foreign countries, such jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state and foreign country. The failure by us to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to do so. It is possible that the governments of other states and foreign countries also might attempt to regulate our transmissions of content on its Web sites or prosecute us for violations of their laws. There can be no assurance that violations of local laws will not be alleged or charged by state or foreign governments, that we might not unintentionally violate such law or that such laws will not be modified, or new laws enacted, in the future.

In addition, several telecommunications carriers are petitioning to have telecommunications over the Internet regulated by the Federal Communications Commission (the "FCC") in the same manner as other telecommunications services. Moreover, because the growing popularity and use of the Internet has burdened the existing telecommunications infrastructure and many areas with high Internet use have begun to experience interruptions in phone service, local telephone carriers, such as Pacific Bell, have petitioned the FCC to regulate Internet service providers ("ISPs") and online service providers ("OSPs") in a manner similar to long distance telephone carriers and to impose access fees on the ISPs and OSPs. If either of these petitions is granted, or the relief sought therein is otherwise obtained, the costs of communicating on the Internet could increase substantially, potentially slowing the growth in use of the Internet. Any such new legislation or regulation or application or interpretation of existing laws could have a material adverse effect on our business, prospects, financial condition and results of operations.

INTERNET COMMERCE SECURITY RISKS. A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms that we use to protect data. If any such compromise of our security were to occur it could have a material adverse effect on our business, prospects, financial condition and results of operations. We may be required to expend significant capital and other resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. Concerns over the security of Internet transactions and the privacy of users may also inhibit the growth of the Internet generally, and the Web in particular, especially as a means of conducting commercial transactions. To the extent that our activities or those of third party contractors involve the storage and transmission of proprietary information, security breaches could expose us to a risk of loss or litigation and liability. There can be no assurance that our security measures will prevent security breaches or that our failure to prevent such security breaches would not have a material adverse effect on our business, prospects, financial condition and results of operations.

ITEM 2. PROPERTIES.

We rent 7,334 square feet of office space at Four Copley Place, Suite 102, Boston, Massachusetts. Our 60-month lease commenced February 1, 2001, at an annual rental of $403,370. Additionally, we lease approximately 21,000 square feet of office space in Saint Petersburg, Russia. This lease commenced
May 18, 2000 at an annual rental of $49,000. We also lease approximately 9,000 and 12,600 square feet of space in Switzerland and Germany, at an approximate annual rent of $290,000 and $395,000, respectively, for our European operations. As part of our expansion into the Asian marketplace, in January 2001, we began renting a small interim office in Hong Kong on a short-term basis.

ITEM 3. LEGAL PROCEEDINGS.

During 2000, Artificial Life Rus, our Russian research and development arm, was assessed approximately $440,000 by the Tax Inspection for the Central Region of St. Petersburg (TICRP), in connection with additional value added and profit taxes. Artificial Life Rus appealed the assessment to the St. Petersburg Court, and on February 26, 2001 received a favorable decision from the Court. On March 16, 2001 the TICRP appealed the Court's decision. In addition, in March 2001, Artificial Life Rus has received notice that the TICRP intends to make an additional assessment of approximately $163,500 for additional value added and profit taxes. We intend to vigorously challenge this appeal and any additional tax assessment and management believes that the ultimate outcome of this matter will not have a material adverse effect on our financial position. Therefore, no provision for any additional taxes incurred as a result of this matter have been provided for in our financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our Common Stock commenced trading on the Nasdaq SmallCap Market on December 18, 1998 under the symbol "ALIF," and is currently listed on the Nasdaq National Market System. Prior to that date, there was no established trading market for our Common Stock. The following table sets forth for the periods indicated, the range of the high and low bid quotations for our Common Stock. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.


                                                               HIGH        LOW
                                                               ----        ---
1999:
First Quarter                                              $  17.50    $   9.50
Second Quarter                                                23.00      12.875
Third Quarter                                                 15.00        9.00
Fourth Quarter                                                19.75      12.875

2000:
First Quarter                                              $ 38.938    $ 15.875
Second Quarter                                               31.500      15.125
Third Quarter                                                20.250      11.938
Fourth Quarter                                               14.250       3.625
First Quarter (through March 23, 2001)                        6.125       1.938


On March 23, 2001, the last reported closing price of our Common Stock was $3.875 per share. As of March 23, 2001, there were approximately 1,089 holders of record of our Common Stock. To date, we have neither declared nor paid any cash dividends on shares of our Common Stock and do not anticipate doing so for the foreseeable future.

A Registration Statement on Form S-1 (File No. 333-64619) registering 1,600,000 shares of our Common Stock, $.01 par value per share, filed in connection with our initial public offering ("IPO"), was declared effective by the Securities and Exchange Commission on December 17, 1998. Our primary offering of 1,400,000 shares and 200,000 shares sold by the Selling Stockholder closed on December 22, 1998. On December 23, 1998, the underwriters exercised an overallotment option to purchase 150,000 shares from the Selling Stockholder and, on January 19, 1999, exercised an overallotment option to purchase 50,000 shares from the Selling Stockholder and 40,000 shares from us, exercising a 240,000 share overallotment in full. The aggregate offering price to the public was $13,600,000 before underwriter discounts and the costs of the offerings. The underwriters of the IPO were New York Broker, Inc. and New York Broker Deutschland AG. The following is a summary of the gross proceeds, underwriter's discounts and expenses, other expenses and net proceeds in connection with the IPO.

                           COMPANY        SELLING STOCKHOLDER          TOTAL
                           -------        -------------------          -----

Gross proceeds            $12,240,000          $3,400,000           $15,640,000
Underwriter discount         (979,200)           (272,000)           (1,251,200)
Underwriter expenses         (648,984)           (120,216)             (769,200)
Other expenses             (1,006,443)           (119,900)           (1,126,343)
                           -----------           ---------           -----------

Net proceeds              $ 9,605,373          $2,887,884           $12,493,257

None of the above expenses were paid either directly or indirectly to our directors, officers, general partners, or our associates, or to persons owning more than 10% of any class of our equity securities or to our affiliates.

In December 1999, New York Broker, Inc. exercised a portion of its warrant for 140,000 shares, utilizing the net exercise feature of its warrant.

Through December 31, 2000, we had temporarily invested excess net proceeds of the IPO in savings and money market accounts with three major financial institutions. We allocated up to $2,500,000 of such proceeds to fund certain strategic alliances but used approximately $1,932,000 for such alliances. The balance of the proceeds were used as general working capital to fund internal developmental activities and expanded operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources."

In February 2000, we concluded two private placements of our Common Stock. Both transactions occurred at purchase prices that were at a premium to the average closing price for five days prior to the transaction date. The first transaction netted $2,562,500 to us in exchange for 102,500 shares of our Common Stock; the second transaction netted $1,550,000 to us in exchange for 50,000 shares of our Common Stock. Costs related to these transactions were immaterial.

In March 2000, we sold 150,000 shares of voting Common Stock for $32.375 per share through a private placement to foreign investors. In addition to the shares issued, we issued warrants to purchase 75,000 additional shares of Common Stock at $32.375 per share. The total net proceeds to the Company amounted to $4,856,250. The stock was unregistered and was subject to restrictions on resale in the United States pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents summary selected historical financial data of the Company as of and for the year ended December 31, 1996, the periods ended July 3, 1997 and December 31, 1997, and the years ended December 31, 1998, 1999 and 2000 and should be read in conjunction with "Management's Discussion and Analyses of Financial Conditions and Results of Operations" and the Financial Statements and the notes thereto included in this Form 10-K.

                           SELECTED FINANCIAL DATA(1)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           PREDECESSOR                              SUCCESSOR
                                           -----------                              ---------
                                                  PERIOD FROM   PERIOD FROM
                                     YEAR ENDED   JANUARY 1 TO   JULY 4 TO                 DECEMBER 31,
                                                                                           ------------
                                    DECEMBER 31,     JULY 3,    DECEMBER 31,
                                        1996          1997          1997         1998          1999          2000
                                        ----          ----          ----         ----          ----          ----
STATEMENT OF OPERATIONS DATA:
Revenues:
Application services                  $  2,790      $    926     $    420      $    334      $  2,554      $  7,655
Software license agreements                 --           117          117           117         1,355         4,810
                                      --------      --------     --------      --------      --------      --------
 Total revenues                          2,790         1,043          537           451         3,909        12,465
                                      --------      --------     --------      --------      --------      --------
Operating expenses:
Selling, general and administrative      1,193           693          445         1,490         6,039        11,171
Engineering and cost of sales              702           332          220           640         3,566         9,325
Research and development                    --            --           --           447           666         1,173
Provision for doubtful accounts             --            --           --            --            --         2,162
                                      --------      --------     --------      --------      --------      --------
Total operating expenses                 1,895         1,025          665         2,577        10,271        23,831
                                      --------      --------     --------      --------      --------      --------
Income (loss) from operations              895            18         (128)       (2,126)       (6,362)      (11,366)
Other income (expenses)                    (15)           --          179           (65)         (376)       (1,110)
                                      --------      --------     --------      --------      --------      --------
Income (loss) before tax                   880            18           51        (2,191)       (6,738)      (12,476)
Provision for income taxes                 337             5            7            --            20           112
                                      --------      --------     --------      --------      --------      --------
Net income (loss)                     $    543      $     13     $     44      $ (2,191)     $ (6,758)     $(12,588)
Net income (loss) per share(2)        $   0.08      $     00     $   0.01      $  (0.30)     $  (0.70)     $  (1.23)
Shares used in computing net
Income (loss) per share(2)               6,967         6,967        6,967         7,289         9,590        10,216

                                          PREDECESSOR                               SUCCESSOR
                                          -----------             --------------------------------------------
                             AS OF DECEMBER 31,   AS OF JULY 3,                AS OF DECEMBER 31,
                                   1996              1997          1997         1998         1999         2000
                                   ----              ----          ----         ----         ----         ----
BALANCE SHEET DATA:
Cash and cash equivalents      $    30            $    38       $    22      $11,688      $ 2,592      $   730
Working capital (deficit)           74                132           171       11,335        2,565         (871)

Total assets                       885              1,023           974       12,885        7,988        6,963
Long-term debt                      --                 --            --          500           --           --
Total stockholders' equity     $   625            $   638       $   540      $11,769      $ 5,921      $ 3,417

(1) In connection with the Management Buyout on July 4, 1997, we have presented our assets at fair value as of such date of the change in control and have presented separately operations prior to the Management Buyout (Predecessor) and subsequent to the Management Buyout (Successor). See Note 1 of Notes to Financial Statements.

(2) Net income (loss) per share is determined by dividing the net income (loss) attributable to common stockholders by the weighted average number of Common Stock and Common Stock equivalents outstanding during the period. See Note 2 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

We were incorporated in Delaware in November 1994 as Neurotec International Corp., a wholly-owned subsidiary of Neurotec GmbH, a German multimedia and Internet solutions company owned by Eberhard Schoneburg, our President, Chief Executive Officer and Chairman, and two corporate investors: a major German retailer and an industrial conglomerate. In July 1997, Mr. Schoneburg sold all of his shares of Neurotec GmbH to the two remaining stockholders and contemporaneously purchased 100% of the shares of Neurotec International Corp. (the "Management Buyout"). In August 1997, we changed our name to Artificial Life, Inc.

As a result of the change in control of the Company in connection with the Management Buyout, we have presented our assets and liabilities subsequent to July 3, 1997 to reflect the purchase price paid for our stock. This treatment is consistent with "push down" accounting as promulgated by the Securities and Exchange Commission ("SEC"). Our results of operations for 1997 have been separately presented to reflect the results of operations prior to the Management Buyout, as Predecessor operations, and for the period subsequent to the Management Buyout, as Successor operations. In Management's opinion, the purchase price of our stock in the Management Buyout reflected our fair value at such time.

The difference between our net book value at July 4, 1997 and the fair value has been recorded as a reduction of our net deferred tax asset and long-term assets, resulting in a new depreciation basis for financial statement purposes for such assets. As of July 4, 1997, the stockholder's equity section reflects cumulative earnings prior to the Management Buyout as paid-in capital. As a result, accumulated deficit at December 31, 1999 reflects our results of operations only from the date of the Management Buyout.

The only difference in accounting policies utilized in the presentation of the Successor and Predecessor financial statements is the estimated useful lives utilized in the depreciation of property and equipment, as described in Note 2 of Notes to Consolidated Financial Statements.

Following the Management Buyout, our management made the strategic decision to shift our primary business focus from providing software consulting services to the development, marketing and support of its ALife suite of SmartBot software products. Management's decision to shift our primary business focus has had and will likely continue to have an adverse effect on our results of operations in the near term. We expect that an increasing percentage of our future revenues will be derived from sales and services associated with our SmartBot software products and that revenues from our consulting business, as a percentage of gross revenues, will significantly decrease over time. Through 1998, our major source of revenue has been our software consulting services, and we have generated minimal revenue from the sale of our SmartBot software products.

However, in 1999, we realized significant software license revenue. Further, license revenues as a percentage of overall revenues increased from 1999 to 2000. We are in the process of evaluating our current needs with regard to our research and development requirements as we begin our transition into a more sales and marketing oriented focus. To that end, research and development costs are expected to flatten or decrease in 2001 as we implement our new strategy in this area and we are currently negotiating the divestiture of a substantial portion of Artificial Life Rus Ltd.

Sales and marketing capabilities associated with the anticipated sale of our SmartBot products are expected to increase as a result of this transition. However, as a result, overall operating expenses are not expected to increase significantly going forward. We expect to continue to incur increasing losses and generate negative cash flow from operations until at least late 2001. To the extent that our product development, marketing and sales efforts do not result in commercially successful products that generate significant net revenues, we will be materially adversely affected. There can be no assurance that we will ever generate sufficient revenues from the sale of our products or associated services to achieve or maintain profitability.

In addition, as a result of our transition in our primary business focus from software consulting to product development, marketing and support, our research and development expenditures, excluding amounts included in capitalized software development costs, increased from $0 in 1997 to $446,317 in 1998, $666,046 in 1999 and $ 1,172,975 in 2000. This increase is due to the fact that prior to 1998, all research and development expenditures were related to consulting services for which we were reimbursed by our customers and thus, such expenditures are included in engineering expenses in our financial statements through December 31, 1997. Conversely, during 1999 and 2000, due to our shift in business focus, we had the majority of our employees engaged in the research and development of our SmartBot products.

Because we have shifted our primary business focus from software consulting to product development, marketing and support, results of operations to date are not reflective of our business prospects going forward. Moreover, we expect to experience significant fluctuations in our future operating results due to a variety of factors. Factors that may affect our operating results include the success of product development, the amount of software consulting undertaken in the future, market acceptance of our products, frequency and timeliness of new product releases, success of strategic alliances, the mix of product and service sales, our response to competitive pressure and its ability to attract and retain qualified personnel. Gross profit margins will vary from product to product and between products and services and although we may have some ability to affect our products and services mix, our sales mix may vary from period to period and our gross margins will fluctuate accordingly.

RESULTS OF OPERATIONS

In fiscal year 2000, license revenues increased in the aggregate and as a percentage of overall revenues and our client base expanded. This is consistent with the change in our business strategy towards product development and license sales.

Our principal source of revenue from inception through May 1998 was from the provision of software consulting services. From inception through July 3, 1997, the preponderance of those revenues were generated by subcontracts issued from Artificial Life's former parent company and affiliates thereof, all of which revenues ceased shortly after the Management Buyout. Of the non-related party revenues, most were derived from our long-term consulting contract with our major domestic client. This consulting contract started in late 1996 and concluded in May 1998.

During the fourth quarter of 1997, we began evaluating the addition of software product development to its core business of providing software consulting services. We commenced software development plans while we continued to provide software consulting services under our existing contracts and to seek new consulting contracts. In the first quarter of 1998, we began software development activities while continuing to service our one existing consulting contract. During this time we limited our efforts in seeking new consulting contracts as we began to shift our primary business focus to software development. During the second quarter of 1998, when our major domestic consulting contract ended, we focused a substantial portion of our available resources on product development. This change in focus resulted in the realization of our first significant software license revenue in the fiscal year ended 1999. In 2000, license revenues increased in both real and relative terms.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Revenues: Revenues for the year ended December 31, 2000 were $12,464,847 as compared to $3,909,076 for the year ended December 31, 1999. The increase of $8,555,771 or 218.87% was due to increases in license and related application services revenue generated from the expansion of our client base both in the United States and Europe.

Engineering and Cost of Sales: These costs generally consist of salary and payroll tax expenses, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Engineering expenses for the year ended December 31, 2000 were $9,324,988 as compared to $3,566,192 for the year ended December 31, 1999. The increase of $5,758,796 or 161.48% was due to support activities related to our product installations and primarily consulting services related thereto. The significant increases in engineering costs in 2000 also included salaries and benefits of $2,539,000, consulting expenses of $603,000, travel related expenses of $185,000, recruitment fees of $269,000, amortization of capitalized software development costs of $459,000, occupancy expense of $416,000, depreciation expense of $401,000 and other miscellaneous expenses of $120,000.

Research & Development Expenses: Research and Development expenses are similar in nature to engineering expenses with the exception being that they relate to products in their initial development stage and are expected to generate revenue at a later date. Research and Development expenses for the year ended December 31, 2000 were $1,172,975 compared to $666,046 in the year ended December 31, 1999. The increase of $506,929 or 76.11% is primarily due to costs associated with continued product research and development related to our product line. Significant increases were salaries and benefits of $304,000, travel related expenses of $112,000, recruiting fees of $19,000, and occupancy expense of $62,000.

General and Administrative Expenses: General and Administrative expenses consist of salary and payroll tax expenses of administrative personnel, rent, and professional fees and costs associated with employee benefits, supplies, communications, and travel. General and Administrative expenses for the year ended December 31, 2000 was $7,857,805 as compared to $4,055,881 for the year ended December 31, 1999. The increase of $3,801,924 or 93.74% was due to increases in the following: salaries and benefits of $1,491,000, travel related costs of $432,000, consulting expense of $269,000, accounting and legal fee's of $243,000, depreciation of $146,000, recruiting fees of $229,000, occupancy expense of $132,000, communication expense of $184,000 and other office related expenses of approximately $600,000.

Sales and Marketing Expenses: Sales and Marketing expenses consist of salary, and payroll tax expenses of marketing personnel, and costs relating to marketing materials, promotional videos, advertising, trade show related expense, and public relation activities. Marketing expenses for the year ended December 31, 2000 were $3,312,562 compared to $1,982,694 for the year ended December 31, 1999. The increase of $1,329,868 or 67.07% was due to increases in the following: salaries and benefits of $598,000, sales conferences and trade shows of $399,000, travel related costs of $245,000, and recruiting fees of $85,000.

Provision for Doubtful Accounts: Provision for Doubtful Accounts is the reserve set up for receivables whose collection is in question. Provision for Doubtful Accounts for the year ended December 31, 2000 was $2,162,000 compared to $0 for the year ended December 31, 1999. The increase was mainly due to the reserve set up due to question of collectability of license fees from one customer.

Net Loss: Net Loss for the year ended December 31, 2000 was $12,588,295 as compared to $6,758,214 for the year ended December 31, 1999. This increase of $5,830,081 or 86.27% was due to the following factors: the continued buildup of our infrastructure to support expected growth in the

United States and Europe, the provision for doubtful accounts of $2,162,000 during the fiscal year ended December 31, 2000, the increase in the equity in net loss of joint venture of $699,494, and the increased marketing effort of approximately another $1,300,000.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Revenues: Revenues for the year ended December 31, 1999 were $3,909,076 as compared to $450,768 for the year ended December 31, 1998. The increase of $3,458,308 or 767.20% is primarily due to a contract for licenses and support entered into with a European trust.

Engineering and Cost of Sales: Engineering expenses generally consist of salary and payroll tax expenses, training, consulting, subcontracting, and other expenses incurred to develop and fulfill the engineering design specifications of the products and service's from which we derive our revenue. Engineering expenses for the year ended December 31, 1999 were $3,566,192 as compared to $640,237 for the year ended December 31, 1998. The increase of $2,925,955 or 457.01% was due to support activities related to our product installations and related consulting thereof. The significant increases in 1999 included salaries and benefits of $1,312,000, consulting expenses of $515,000, travel of $190,000, recruitment fees of $158,000, amortization of capitalized software development costs of $250,000 and depreciation expense of $191,000.

Research & Development Expenses: Research and Development expenses are similar in nature to engineering expenses with the exception being that they relate to products in their initial stage and will generate revenue at a later date. Research and Development expenses for the year ended December 31, 1999 were $666,046 compared to $446,317 in the year ended December 31, 1998. The increase of $219,729 or 49.23% is primarily due to costs associated with continued product research and development related to our product line. As a result the entire research and development increase related to an increase in salaries and benefits. The research and development expenses in 1999, like, 1998 are net of capitalized software development costs.

General and Administrative Expenses: General and Administrative expenses consist of salary and payroll tax expenses of administrative personnel, rent, and professional fees and costs associated with employee benefits, supplies, communications, and travel. General and administrative expenses for the year ended December 31, 1999 were $4,055,881 as compared to $1,310,875 for the year ended December 31, 1998. The increase of $2,745,006 or 209.40% was due to approximate increases in the following: professional fees, $1,000,000; salaries and benefits of $840,000; travel, $200,000; with the balance mainly due to costs associated with our worldwide infrastructure buildup.

Sales and Marketing Expenses: Sales and Marketing expenses consist of salary and payroll tax expenses of marketing personnel, and costs relating to marketing materials, promotional videos, advertising, trade show related expense, and public relation activities. Marketing expenses for the year ended December 31, 1999 were $1,982,694 compared to $179,286 for the year ended December 31, 1998. The increase of $1,803,403 or 1005.88% was due to approximate increases in the following: $500,000 for the addition of sales personnel, $200,000 for promotional material and packaging of products; $800,000 was related to a media marketing campaign and costs associated with trade shows and $200,000 for the outside consultants to help market the Company.

Net Loss: Net Loss for the year ended December 31, 1999 was $6,758,214 as compared to $2,191,206 for the year ended December 31, 1998. This increase of $4,567,008 or 208.42% was due to our expansion in Europe. This expansion, including net losses of $509,000 attributable to our equity in the joint venture, accounted for approximately one half of this increase. The increased marketing effort represented approximately another $1,000,000.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

From inception through July 3, 1997, we funded our operations primarily through initial equity investments in 1994 and 1995 totaling $500,000 and net income from operations. Subsequent to July 3, 1997, we incurred operating losses in connection with our transition from software consulting to product development, marketing and sales. These losses have been funded to date by a private placement of Non-Voting Common Stock of $181,367, the net proceeds of which we received in June 1998 and a private placement of 824,000 shares of Common Stock which raised $3,946,481 in net proceeds. In December 1998, we received $9,302,773 net proceeds from our initial public offering. During 1999, option holders of the Company exercised options netting the Company approximately $1,300,000, which was received in 1999 and the first quarter of 2000. In February 2000, we concluded two private placements of Common Stock. Both transactions occurred at purchase prices that were at a premium to the average closing price for five days prior to the transaction date. The first transaction netted $2,562,500 to the Company in exchange for 102,500 common shares; the second transaction netted $1,550,000 to the Company in exchange for 50,000 common shares. In March 2000, we concluded another private placement of Common Stock. The transaction occurred at purchase prices that was at a premium to the average closing price for five days prior to the transaction date. The transaction netted $4,856,250 to the Company in exchange for 150,000 common shares and 75,000 warrants. Costs related to all of these transactions were immaterial. Our requirements for additional capital will depend on many factors, including but not limited to the progress and costs associated with its research and development activities, production costs and sales, marketing and promotional programs, establishment of foreign operations and the levels of revenues achieved through the sale of our SmartBot suites of products.

     In 2000, the Company continued to incur losses from operations, and has partially funded these losses through three private placements of Common Stock totaling $8.9 million. The Company has continued to incur losses in the first quarter of 2001 and the Company does not anticipate achieving profitability until late 2001. The Company's continued losses have severely impacted the Company's liquidity and cash position. The Company was unable to pay its Russian Operation's monthly payroll liability due February 28, 2000 and may not be able to pay its Russian operation's March payroll liability. These combined payroll liabilities amounted to approximately $350,000. The Company is currently negotiating the divestiture of a substantial portion of its Russian operation, whereby these payroll liabilities may be assumed by the buyer. In order to fund its cash needs for 2001, the Company has taken steps to reduce operating costs, including, a reduction of staffing and the negotiation of the divestiture of a substantial portion of its Russian operation. In addition, in 2001, the Company's Chief Executive Officer advanced $485,000 to the Company. The advances are expected to be converted into an interest-bearing term loan. The Company is also continuing to pursue short-term borrowings and other direct share placement opportunities. Despite these efforts, the Company will continue to incur losses through the majority of 2001. Without obtaining additional financing or capital, the Company will not have sufficient resources to fund its operations through 2001. To that end, the Company has entered into an irrevocable stock purchase agreement with Bluefire Capital, Inc. (Bluefire), a Cayman Island Corporation, on March 22, 2001, to provide the Company with equity financing as more fully described below. The Company does not believe that financing available from this equity facility will be sufficient to fund its operations through 2001. The Company is continuing to pursue short-term borrowings and other direct share placement opportunities to meet its anticipated liquidity shortfalls. The Company cannot assure that it will be able to complete this or any other financing or that such financings will be adequate to meet the Company's needs.

     These factors create a substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might come from the outcome of this uncertainty.

Financing Arrangement with Bluefire

     Bluefire has committed to purchase up to $13,000,000 of Common Stock of the Company over the course of thirty-six months after the effective date of the Company's registration statement in connection with the shares to be sold. Such registration statement must be filed by May 21, 2001 and be declared effective generally within 120 days of the date of the filing of the registration statement. There will be a minimum draw down requirement of $500,000 over the life of the commitment. The Company will be subject to a maximum penalty of $250,000 if the minimum draw down is not made. The Company will have the sole option to set the date of each draw down and the portion of the Subscription to be drawn down (each, a "Draw Down"), subject to the following conditions:

     a) Each Draw Down shall be for a maximum that will be determined according to the set formula equal to 15% of the volume weighted average price for our Common Stock for the 40 consecutive trading days immediately prior to the Draw Down date multiplied by the total trading volume during that 40-day period.

     b) There will be a minimum of 6 trading days between Draw Downs and only one Draw Down during the 21-day pricing period relating to each Draw Down is allowed;

     c) At each Draw Down we may specify a threshold price representing the lowest price at which we will sell our Common Stock;

     d) The registration statement, registering the Common Stock must be effective.

The purchase price shall be set at an underwriter discount ("Discount") to the market price on the day a Draw Down is made. The Discount shall be set at 14% in the event the market price on the Draw Down date is less than $8 per share. The Discount shall be adjusted to 12% in the event the market price on a Draw Down date is greater than $8 per share but less that $12. The Discount will be adjusted to 10% in the event the market price on a Draw Down date is greater than $12.

Bluefire must also increase the funding commitment to $25 million upon the one-year anniversary of the effective date of the registration, and only upon the achievement of several conditions in the Company's stock performance.

On March 23, 2001, we also issued warrants to Bluefire to purchase up to 150,000 shares of our Common Stock at $3.82 per share. The term of the warrants are three years, commencing six months after the date of the agreement. The warrants provide Bluefire with anti-dilutive rights, among others, and provide for a cashless exercise at the option of Bluefire.

The agreement also provides for certain restrictions on our participation in any other standby equity-based credit facility. Under the agreement, in the event that we sell securities at a discount to the then current market price and grant the purchaser registration rights in connection with the securities offered, Bluefire would be entitled to notice and negotiation rights with respect to such a sale. We may not make a Draw Down to such an extent that, after such Draw Down, Bluefire's beneficial holdings in our Common Stock after such Draw Down exceeds 9.9% of the then total outstanding shares of the Company's Common Stock.

The Company has agreed not to execute any merger or consolidation unless the Company's successor agrees to assume the obligations under this agreement.

OTHER

We lease office and other space and certain office equipment under various non-cancelable leases. Minimum annual lease payments, exclusive of additional operating costs, for the years ended December 31, 2001, 2002, 2003, 2004, 2005 and 2006 are approximately $1,125,000, $1,138,000, $1,138,000, $908,000,
$573,000 and $118,000, respectively.


We have an employment agreement with our President, Chief Executive Officer and Chairman. The agreement is three years in length, expiring in September 2001, and provides for a minimum base salary. The agreement includes severance payments under certain conditions of approximately 300% of annual compensation. In addition, our President, Chief Executive Officer and Chairman is entitled to receive an annual incentive bonus of 3% of the our profits from operations.


In May 1999, we entered into a joint venture with an international retailer in the field of e-commerce. The main focus of this joint venture is to sell consumer goods over the Internet using deep discounts and high volume, both in terms of transactions and web visits. As part of the transaction, we licensed our SmartBot technology to the joint venture. In addition, we provided products and software development and consulting services to the joint venture and receive payments therefor. The partner in the joint venture will be responsible for using its purchasing relationships to obtain certain consumer products which will be sold on the joint venture's e-commerce Website. We allocated up to $2,150,000 of the proceeds from our initial public offering to purchase our 50% interest in this joint venture and to meet our obligations to contribute additional capital to the joint venture. As of December 31, 2000, we had made a total investment of $1,932,169 in the joint venture.

We have incurred losses for income tax purposes for fiscal years 1998, 1999, and 2000. These losses will be available to carry forward and reduce income taxes, if any, in future periods.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We maintain our cash and cash equivalents in checking, savings, and money market accounts. Approximately 72% of these deposits are denominated in U.S. dollars. Approximately 28% of these deposits are denominated in Euros. Deposits in both fixed rate and floating rate interest accounts carry a degree of interest rate risks. Fixed rate deposits may be adversely impacted due to a rise in interest rates, while floating rate deposits may produce less income than expected if interest rates fall. Due in part to these factors, our future interest income may fall short of expectations due to changes in interest rates. The cash denominated in non-U.S. currency units is subject to exchange risks as well as interest rate risks. We believe that a hypothetical 10% increase or decrease in either interest or exchange rates, however, would not have a material adverse effect on our financial condition. We do not hold derivative financial instruments, derivative commodity investments or other financial investments or engage in foreign currency hedging or other transactions that expose us to material market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements and supplementary data, including financial statement schedules, appear at pages F-1 through S-1 of this report on Form 10-K.

Index to Consolidated Financial Statements:...........................

Independent Auditors Report...........................................F-1

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 1999 and
December 31, 2000.....................................................F-2

Consolidated Statements of Operations for the years ended
December 31, 1998, 1999 and 2000......................................F-3

Consolidated Statements of Changes in Stockholders' Equity for
the years ended December 31, 1998, 1999 and 2000......................F-4

Consolidated Statements of Cash Flows for the years ended
December 31, 1998, 1999 and 2000......................................F-5

Notes to Consolidated Financial Statements............................F-6 - F-23

Schedule 2 - Valuation and Qualifying Accounts........................S-1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS. The following table sets forth certain information regarding the directors of the Company as of December 31, 2000:

NAME                            AGE      POSITION

Eberhard Schoneburg........      44      Chairman of the Board, President,
                                           Chief Executive Officer and Treasurer
Rolf Levenhagen............      54      Director, President-Sales and Marketing
Gerhard Zink...............      40      Director
Felix Widmer...............      50      Director

EBERHARD SCHONEBURG has been President and a member of the Board of Directors of the Company since November 1994. He was Chief Executive Officer from November 1994 to May 1996 and from October 1997 to the present. Mr. Schoneburg has been the Chairman of the Board of Directors of the Company since the founding of the Company. The Company was founded in November 1994 as Neurotec International Corp., a wholly owned subsidiary of Neurotec GmbH, a German multimedia and Internet solutions company owned by Mr. Schoneburg and two corporate investors: a major German retailer and an industrial conglomerate. Neurotec GmbH was part of the Neurotec Group, a group of high tech companies founded in

Germany by Mr. Schoneburg in 1993. In 1997, he sold all of his shares in Neurotec GmbH to the remaining stockholders and contemporaneously purchased 100% of the shares of the Company from Neurotec GmbH. From 1989 to 1994 Mr. Schoneburg was a professor for industrial applications of artificial intelligence at Fachhochschule Furtwangen, Germany. From 1988 to 1993, he was the Chairman of the BIT Group, a group of five German high tech companies which he founded in 1988. Mr. Schoneburg was awarded the First Prize of the Berlin Innovation Award in 1990 for the development of the First European Neural Compiler and again in 1992 for the development of an expert system for detecting chemical hazards for Procter and Gamble. He has published five course books on a wide variety of topics such as computer viruses, neural networks, evolution strategies and genetic programming and over 60 research papers on related topics. He is also a member of the jury of the Golden Award of Montreux.

ROLF LEVENHAGEN was appointed by the Board of Directors in November 2000 to fill the vacancy created by Mr. Elmar Wohlgensinger's resignation in February 2000. Mr. Levenhagen is in charge of global sales and marketing for the Company and member of the Board of Directors. Since January 1995, Mr. Levenhagen has been the Executive Partner and Managing Director of Qnet Systems GmbH, headquartered in Kronberg, Germany. Prior to joining Qnet, he was Managing Partner of ITEM Information Technology & Management GmbH. ITEM is a distributor of communications systems for the United States market. Mr. Levenhagen is also the former Managing Director of AICORP GmbH, Bad Homburg. He established the German subsidiary of this American company specializing in knowledge-based expert systems, and quickly led the company to its success in that market. Finally, Mr. Levenhagen started his professional career at IBM Deutschland GmbH. During his eleven years at IBM he contributed, among other areas, to customer service, software development, marketing, and the creation of the international bank information system S.W.I.F.T. He was also managing distribution for CINCOM, and contributed substantially to the successful introduction of relational database management technology and NET/MASTER software into the German market.


GERHARD ZINK was appointed by the Board of Directors in August 2000 to fill the vacancy created by Mr. Bruno Gabriel's resignation from the Board of Directors in November 2000. Mr. Zink is the founder and principal of Zink Consulting Group, Bad Homburg, Germany, focusing on design, implementation and execution of strategic business initiatives for both start-ups and established firms focusing on the financial services, healthcare and entertainment industries. Mr. Zink founded the Zink Consulting Group in 1993. Prior to that, Mr. Zink held various positions in the financial services and banking industry. Mr. Zink holds a degree in Economics from the University of Freiburg.

FELIX WIDMER was appointed by the Board of Directors in March 2000 to fill the vacancy created by Mr. Hartmut Bergmann's resignation from the Board in February 2000. He has worked for Widmer Management, a consulting firm he founded in Switzerland, since 1997. Prior to that he worked at Guebelin Ltd/Guebelin Inc. of Lucerne, Switzerland and New York, NY from 1972 to 1996 in a variety of capacities, including Executive Vice President, Vice President and Director of Finance and Administration. Previously he worked for the Federal Tax Authority of Switzerland.

EXECUTIVE OFFICERS. The following table sets forth certain information regarding the executive officers of the Company as of December 31, 2000:

NAME                               AGE     POSITION

Eberhard Schoneburg........         44     Chairman of the Board, President,
                                             Chief Executive Officer
Rolf Levenhagen............         54     Director, President-Sales and
                                             Marketing
Robert Pantano.............         40     Chief Financial Officer


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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Our executive officers and directors are required under Section 16(a) of the Exchange Act to file reports of ownership of Company securities and changes in ownership with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, we believe that during 2000 our executive officers and directors complied with all applicable Section 16(a) filing requirements except: Mr. Zink, one of our directors, filed a late Form 3 reporting his lack of beneficial ownership of any securities issued by us upon his becoming a director, for which a Form 3 was due on November 10, 2000; and Mr. Widmer, one of our directors, filed a late Form 3 reporting his beneficial ownership of 6,000 shares of our common stock and options to purchase 10,000 shares of our common stock upon his becoming a director, for which a Form 3 was due on April 10, 2000.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION. The following tables set forth certain information with respect to compensation paid or accrued for services rendered to us in all capacities for the fiscal year ended December 31, 2000 by our Chief Executive Officers and our four other most highly compensated executive officers whose salary and bonus exceeded $100,000 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                                  ANNUAL COMPENSATION                   LONG TERM COMPENSATION
                                                  -------------------                   ----------------------
                                                                           OTHER ANNUAL       SECURITIES
NAME AND PRINCIPAL POSITION             YEAR     SALARY($)    BONUS ($)  COMPENSATION ($)  UNDERLYING OPTIONS
                                        ----     ---------    ---------  ---------------   ------------------
Eberhard Schoneburg(1).............     2000     $267,554            0          $     0                     0
President and Chief                     1999      263,538            0                0               300,000
Executive Officer                       1998      240,414            0                0                     0

Robert Pantano.....................     2000     $163,788     $ 25,000 (2)      $ 2,250 (3)                 0
Chief Financial Officer                 1999      121,923            0                0                61,388
                                        1998      100,080            0                0                41,442

Klaus Kater (4)....................     2000     $127,132            0          $17,800 (5)                0
                                        1999      121,923            0                0               61,388
                                        1998       57,692            0                0               41,442

Manuel Ebner (6)...................     2000      149,930            0                0                    0
Chief Executive Officer-                1999            0            0                0               80,000
Artificial Life Schweiz AG

Bruno Gabriel (7)..................     2000      130,457            0          178,005 (8)                0
Chief Executive Officer-                1999      216,496            0                0              200,000
Artificial Life Schweiz AG

Rolf Levenhagen...................      2000       90,833      100,000 (9)            0                    0
-------------------------------------------------------------------------------------------------------------


(1) Mr. Schoneburg assumed the position of Chief Executive Officer in October 1997.
(2) Consists of $25,000 merit-based bonus paid to Mr. Pantano for the fiscal year 2000.
(3) Consists of $2,250 in matching funds the Company contributed to Mr. Pantano's account under the Company's 401(K) plan.
(4) Mr. Kater became the Company's Chief Technology Officer in September 1997, but did not have a total compensation which exceeded $100,000 in the fiscal year ended December 31, 1998. Mr. Kater resigned from his Chief Technology Officer position effective June 30, 2000 and is currently a Project Manager in Artificial Life Schweiz AG.
(5) Consists of $17,800 of relocation expenses for which the Company reimbursed Mr. Kater.
(6) Mr. Ebner joined the Company in February 2000 as Head of Business Development and Strategy for Artificial Life Schweiz AG (then known as "Artificial Life Europe AG"). Mr. Ebner was appointed to Chief Executive Officer of Artificial Life Schweiz, AG in August 2000.
(7) Mr. Gabriel became Chief Executive Officer of Artificial Life Schweiz AG (then known as "Artificial Life Europe AG") in October 1998. Mr. Gabriel's total compensation in 1998 amounted to $173,537. He resigned this position during the fiscal year ended December 31, 2000. Prior to that in 1998, Mr. Gabriel provided services to the Company as an independent consultant. The Company has currently engaged Mr. Gabriel as an independent consultant for an additional two year term expiring in August 2002.
(8) Consists of $178,005 of severance pay, of which $53,825 was paid to Mr. Gabriel and $124,180 was accrued and remains payable to him.
(9) Consists of the Company's payment to Mr. Levenhagen of a $100,000 advance against his commission on worldwide sales.

OPTION GRANTS IN LAST FISCAL YEAR. We did not grant options to any Named Executive Officer during the fiscal year ended December 31, 2000.

OPTION EXERCISES.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                          FISCAL YEAR-END OPTION VALUES

                                                                    NUMBER OF SECURITIES
                                                                   UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                                        OPTIONS AT                IN-THE-MONEY OPTIONS
                                  SHARES                             FISCAL YEAR-END (#)          AT FISCAL YEAR-END ($)
                                ACQUIRED ON      VALUE           --------------------------   --------------------------
NAME                            EXERCISE (#)   REALIZED ($)       EXERCISABLE  UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
                                ------------   ------------       -----------  -------------   -----------  -------------

Eberhard Schoneburg............        0               0          100,000          200,000            0               0
Robert Pantano(2)..............   14,288         399,207           21,388           40,000            0               0
Klaus Kater(3).................   33,472         935,208           21,388           40,000            0               0
Manuel Ebner...................        0               0           26,667           53,333            0               0
Bruno Gabriel..................        0               0                0                0            0               0
Rolf Levenhagen................        0               0                0                0            0               0

(1) The range of the exercise prices for outstanding options held by the named individuals is $14.50 to $17.94 per share.
(2) Mr. Pantano exercised an option to purchase 16,442 shares of Common Stock utilizing a net exercise feature, resulting in the issuance of 14,288 shares of Common Stock.
(3) Mr. Kater exercised options to purchase an aggregate of 41,442 shares of Common Stock utilizing a net exercise feature, resulting in the issuance of 33,472 shares of Common Stock.

DIRECTOR COMPENSATION. Directors who are not employees of the Company receive $3,000 for each meeting of the board of directors attended and reimbursed for reasonable out-of-pocket expenses incurred in attending such meetings. Non-employee directors are also eligible for participation in our 1998 Equity Incentive Plan, and we may, in the future grant non-qualified stock options to non-employee directors as an incentive to join or remain on the board of directors.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. Mr. Levenhagen, President, Marketing and Sales, and Mr. Widmer, a non-employee directors,
constitute the Company's Compensation Committee.   Mr. Levenhagen was appointed
to the Compensation Committee to fill the vacancy created by Mr. Elmar Wohlgensinger's resignation in February 2000.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of March 23, 2001 by (i) each person known by the Company to own beneficially 5% or more of the Common Stock; (ii) each Named Executive Officer; (iii) each Director of the Company and each Director Nominee and (iv) all current Directors and executive officers of the Company as a group.

                                                                            SHARES OF COMMON STOCK
                                                                            BENEFICIALLY OWNED (1)

             NAME AND ADDRESS OF BENEFICIAL OWNER (2)                        SHARES         PERCENT(3)

Eberhard Schoneburg (4)...................................................   5,667,377          54.5%
Rolf Levenhagen ..........................................................         500             *
Felix Widmer (5)..........................................................       3,333             *
Gerhard Zink..............................................................           0             *
Rolf Levenhagen...........................................................           0             *
Robert Pantano (6)........................................................      41,338             *
Klaus Kater (7)...........................................................      74,810             *
Manuel Ebner (8)..........................................................      26,667             *
Bruno Gabriel.............................................................     729,426           7.1%
All current directors and executive officers as a group (8 persons) (9)...   6,543,451          62.2%

*  Less than 1%

(1) Shares of Common Stock that an individual or group has the right to acquire within 60 days of March 23, 2001, pursuant to the exercise of options are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, the Company believes that the beneficial owners named in this table have sole voting and investment power with respect to all shares of Common Stock shown to be beneficially owned by them based on information provided to the Company by such beneficial owners.

(2) The address of all persons who are executive officers or directors of the Company is: c/o Artificial Life, Inc., Four Copley Place, Suite 102, Boston, Massachusetts, 02116.

(3) Percentage of ownership is based on 10,303,469 shares of Common Stock outstanding as of March 23, 2001 and all stock options which are exercisable within 60 days of March 23, 2001 for the respective individual(s) listed.

(4) Includes 100,000 shares subject to stock options which are exercisable within 60 days of March 23, 2001.

(5) Includes 3,333 shares subject to stock options which are exercisable within 60 days of March 23, 2001.

(6) Includes 41,388 shares subject to stock options which are exercisable within 60 days of March 23, 2001.

(7) Includes 41,388 shares subject to stock options which are exercisable within 60 days of March 23, 2001.

(8) Includes 26,667 shares subject to stock options which are exercisable within 60 days of March 23, 2001.

(9) Includes 212,776 shares subject to stock options which are exercisable within 60 days of March 23, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company was founded in November 1994 as Neurotec International Corp., a wholly-owned subsidiary of Neurotec GmbH, a German multimedia and Internet solutions company owned by Eberhard Schoneburg, Artificial Life's President, Chief Executive Officer and Chairman, and two corporate investors: a major German retailer and an industrial conglomerate. In July 1997, Mr. Schoneburg sold all of his shares of Neurotec GmbH to the remaining two stockholders for approximately $1,027,000 and contemporaneously purchased 100% of the shares of the Company (Neurotec International Corp.) from Neurotec GmbH, for approximately $500,000. See "Note 1 of Notes to Financial Statements."

On June 29, 1998, Mr. Schoneburg loaned the Company $500,000 at an annual interest rate of 10%. The full amount of the loan, including principal and all accumulated interest thereon, was originally due and payable on January 1, 2000. The due date of the note was extended to April 30, 2000 and repaid on June 6, 2000.

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

Prior to the time that they became directors of the Company in September 1998, Bruno Gabriel and Elmar Wohlgensinger provided consulting services to the Company. During that time, Messrs. Gabriel and Wohlgensinger advised the Company on strategic and logistical issues regarding the establishment of business opportunities outside the United States. In consideration for such services, in 1998, Mr. Gabriel was paid or had accrued an aggregate of $173,537 by the Company and on June 30, 1998, Messrs. Gabriel and Wohlgensinger were granted options to purchase 184,426 and 163,934 shares of Common Stock, respectively. These options were exercisable immediately for a period of one year at an exercise price of $3.66 per share and were exercised in fiscal year 1999.

In June 1999, the Company acquired 51% of the outstanding stock of Cybermind Ventures, Inc. ("Cybermind") for $75,000 from two of the Company's stockholders, Eberhard Schoneburg and Cybermind Interactive AG. Cybermind was inactive with a net loss in 1999 through the date of acquisition of $5,520. At the time of the acquisition, Cybermind's name was changed to Artificial Life Ventures, Inc. In November 1999, the Company acquired the remaining 49% of the outstanding stock of Artificial Life Ventures, Inc. from Cybermind Interactive AG. The Company acquired this stock for $75,000 cash and the issuance of 5,000 stock options at an exercise price of $14.50 per share. The options are valued at $25,000 and have a three year life and vest in equal amounts on the first, second and third anniversary of the grant date. Goodwill recognized in connection with this acquisition amounted to approximately $86,000, and is being amortized over three years.

In June 2000, we advanced $100,000 against future commissions on worldwide sales to Mr. Rolf Levenhagen, a Member of our Board of Directors and the Company's President - Sales and Marketing.

In September 2000, Robert Pantano, our Chief Financial Officer purported to exercise an option to purchase 25,000 shares of our Common Stock by delivering to us, a promissory note in the amount of $162,500. As Mr. Pantano did not deliver proper notice of exercise of this option, the Company never in fact issued the shares of Common Stock underlying the option to Mr. Pantano in connection with this purported exercise. In December 2000, in light of the fact that no payments had been due or tendered from Mr. Pantano under the note and the fact that the then current market value of the stock was $186,000, the Company and Mr. Pantano agreed to rescind this purported exercise.


     Effective August 31, 2000, the Chief Executive Officer of Artificial Life Schweiz, a director and greater than five percent stockholder of the Company resigned his position as Chief Executive Officer and received a severance payment of 300,000 Swiss Francs (approximately $180,000 US). This individual's term on the Company's Board of Directors expired on October 31, 2000 and he did not stand for re-election. As of December 31, 2000, $124,180 was still unpaid and included in accounts payable. On the date of the former employee's resignation, the Company also entered into a consulting agreement with the former employee. The agreement provides for commissions to the former employee based on sales production, and a monthly payment of 18,000 Swiss Francs (approximately $11,000) for two years from the date of the Agreement.

In 2001, our President, Chief Executive Officer and Chairman advanced $485,000 to the Company. The advances are expected to be converted into an interest-bearing term note.

PART IV ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
REPORTS ON FORM 8-K.

a.   Documents filed as part of this Report:

     1.   Financial Statements

          See "Index to Financial Statements" at Item 8 to this Annual Report on Form 10-K.

     2.   Financial Statement Schedules

b.   Reports on Form 8-K

     We filed a Current Report on Form 8-K on December 8, 2000 that concerned our publicly disseminated press release, dated December 4, 2000, announcing a fourth quarter charge to our earnings. We did not file any financial statements with this Current Report on Form 8-K.

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

 *4.2 Form of Representatives' Warrant issued by the Company to underwriters New York Broker, Inc. and New York Broker Deutschland AG upon consummation of the Company's initial public offering. Filed as Exhibit
         4.2 to the Company's Registration Statement on Form S-1 (File No. 333-64619) and incorporated herein by reference.

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

*10.14 Lease Agreement dated March 30, 1999 between the Company (Artificial Life Deutschland A.G.) and Internationales Immobilien. Filed as Exhibit 10.14-CE to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999 and incorporated herein by reference.


*10.15 Lease Agreement dated December 31, 1999 between the Company (Artificial Life Rus) and the Association of Concert Performers in the Russian Federation (ARENDODATEL). Filed as Exhibit 10.15-CE to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999 and incorporated herein by reference.


*10.16 Lease Agreement dated October 1, 1999 between the Company (Artificial Life Solutions) and Vierwaldstatter Bereiligungen AG. Filed as Exhibit 10.16-CE to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999 and incorporated herein by reference.


*10.17 Lease Agreement dated July 1, 1999 between the Company (Artificial Life Solutions) and Vierwaldstatter Bereiligungen AG. Filed as Exhibit 10.17-CE to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999 and incorporated herein by reference.


*10.18 Lease Agreement dated August 1, 1999 between the Company (Artificial Life Solutions) and Charles Barrier Immobilien. Filed as Exhibit 10.18-CE to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999 and incorporated herein by reference.


*10.19 A June 1999 Stock Purchase Agreement between the Company and Eberhard Schoneburg for the Purchase of 490,000 Shares of Cybermind Ventures, Inc. Filed as Exhibit 10.19-CE to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999 and incorporated herein by reference.


*10.20 A June 1999 Stock Purchase Agreement between the Company and Cybermind Interactive AG for the Purchase of 20,000 Shares of Cybermind Ventures, Inc. Filed as Exhibit 10.20-CE to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999 and incorporated herein by reference.

*10.21 A Member 1999 Stock Purchase Agreement between the Company and Cybermind Interactive AG for the Purchase of 490,000 Shares of Cybermind Ventures, Inc. Filed as Exhibit 10.21-CE to the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999 and incorporated herein by reference.


*10.22 Common Stock Purchase Agreement, dated as of March 22, 2001, by and between the Registrant and Bluefire Capital, Inc. Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on March 27, 2001 and incorporated herein by reference.


*10.23   Stock Purchase Warrant dated as of March 23, 2001. Filed as Exhibit
         10.2 to the Company's Current Report on Form 8-K, filed on March 27, 2001 and incorporated herein by reference.


*10.24 Registration Rights Agreement, dated as of March 23, 2001, between Bluefire Capital, Inc. and the Registrant. Filed as Exhibit 10.3 to the Company's Current Report on Form 8-K, filed on March 27, 2001 and incorporated herein by reference.

 10.25 Rental Contract between the Company and the Committee for Managing City Property of St. Petersburg, dated as of May 18, 2000.

 10.26 Employment Agreement between the Company and Rolf Levenhagen, dated as of November 1, 2000.

 10.27 Termination Agreement between the Company and Bruno Gabriel, dated as of August 24, 2000.

 10.28 Agreement between the Company and Bruno Gabriel, dated as of August 24, 2000.

 10.29 Lease Amendment No. 3, dated as of December 4, 2000 by and between the Company and Copley Place Associates, LLC.

 21.     Subsidiaries of the Company.

 23.     Consent of Wolf & Company, P.C.


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


SIGNATURE                   TITLE                                  DATE
---------                   -----                                  ----

/s/ Eberhard Schoneburg     President, Chief Executive            March 29, 2001
-----------------------     Officer and Director (Principal
Eberhard Schoneburg         executive officer)

/s/ Robert Pantano          Chief Financial Officer (Principal    March 29, 2001
-----------------------     financial and accounting officer)
Robert Pantano

/s/ Rolf Levenhagen         Director                              March 29, 2001
-----------------------
Rolf Levenhagen


/s/ Felix Widmer            Director                              March 29, 2001
-----------------------
Felix Widmer


/s/ Gerhard Zink            Director                              March 29, 2001
-----------------------
Gerhard Zink

/s/ Felix Widmer            Director                              March 29, 2001
-----------------------
Felix Widmer

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors
Artificial Life, Inc.
Boston, Massachusetts



     We have audited the accompanying consolidated balance sheets of Artificial Life, Inc. as of December 31, 1999 and 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Artificial Life, Inc. as of December 31, 1999 and 2000, and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

     As further discussed in Note 1, Artificial Life, Inc. has suffered recurring losses and negative cash flows from operations. These factors, among others, as described in Note 1, create substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                        Wolf & Company, P.C.
Boston, Massachusetts
March 23, 2001

                              ARTIFICIAL LIFE, INC.
                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 2000

                                                                                           1999                     2000
                                                                                    ----------------         ---------------
                                ASSETS
Current assets:
        Cash and cash equivalents                                                       $ 2,592,388               $ 729,696
        Accounts receivable, trade, net of allowance for doubtful
          accounts of $0 in 1999 and $2,152,070 in 2000                                   1,094,430               1,315,074
        Accounts receivable, affiliate                                                      346,172                 207,766
        Due from officer/stockholders                                                        51,708                  53,773
        Refundable foreign taxes                                                            121,444                  81,949
        Prepaid expenses and other current assets                                           426,498                 287,381
                                                                                    ----------------         ---------------
             Total current assets                                                         4,632,640               2,675,639
                                                                                    ----------------         ---------------
Property and equipment:
        Computer equipment                                                                1,743,792               3,290,916
        Furniture and fixtures                                                              499,211                 806,885
        Leasehold improvements                                                               95,381                 642,445
        Office equipment                                                                    166,087                 401,602
                                                                                    ----------------         ---------------
                                                                                          2,504,471               5,141,848
        Less accumulated depreciation and amortization                                      638,749               1,719,994
                                                                                    ----------------         ---------------
                                                                                          1,865,722               3,421,854
                                                                                    ----------------         ---------------
Other assets:
        Costs in excess of fair value of net assets acquired, net of
          accumulated amortization of $5,306 in 1999 and $33,493 in 2000                     99,520                  52,482
        Capitalized software development costs, net of accumulated
          amortization of $246,737 in 1999 and $964,140 in 2000                           1,119,356                 500,984
        Investment in unconsolidated subsidiaries                                           186,186                 250,000
        Deposits and other assets                                                            84,887                  62,046
                                                                                    ----------------         ---------------
                                                                                          1,489,949                 865,512
                                                                                    ----------------         ---------------
             TOTAL ASSETS                                                               $ 7,988,311             $ 6,963,005
                                                                                    ================         ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                                                  $ 980,979             $ 2,169,086
        Note payable - officer/stockholder                                                  500,000                      --
        Deferred revenue                                                                         --                 289,554
        Accrued expenses                                                                    586,283               1,087,587
                                                                                    ----------------         ---------------
             Total current liabilities                                                    2,067,262               3,546,227
                                                                                    ----------------         ---------------
Commitments and contingencies
Stockholders' equity:
        Preferred stock, $.01 par value; 5,000,000 shares
          authorized, no shares issued and outstanding                                          --                       --
        Common stock, $.01 par value; 30,000,000 shares authorized, 9,863,415 shares issued and outstanding in 1999 and 10,303,469 shares issued
          and outstanding in 2000                                                            98,634                 103,035
        Additional paid-in capital                                                       15,563,784              25,379,538
        Notes receivable from stockholders                                                 (749,981)               (198,301)
        Accumulated deficit                                                              (8,905,480)            (21,493,775)
        Accumulated other comprehensive loss                                                (85,908)               (373,719)
                                                                                    ----------------         ---------------
             Total stockholders' equity                                                   5,921,049               3,416,778
                                                                                    ----------------         ---------------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 7,988,311             $ 6,963,005
                                                                                    ================         ===============

          See accompanying notes to consolidated financial statements.

                             ARTIFICIAL LIFE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 Years Ended December 31, 1998, 1999 and 2000

                                                                                       1998            1999            2000
                                                                                  ------------   -------------   --------------
Revenues:
        Trade:
             Software license agreements                                            $ 116,667     $ 1,127,500     $ 4,809,534
             Application services                                                     334,101       2,099,803       7,075,654
                                                                                 -------------   -------------  ---------------
                                                                                      450,768       3,227,303      11,885,188
        Affiliate                                                                          --         681,773         579,659
                                                                                 -------------   -------------  ---------------
                Total revenues                                                        450,768       3,909,076      12,464,847
                                                                                 -------------   -------------  ---------------
Operating expenses:
        General and administrative                                                  1,310,875       4,055,881       7,857,805
        Engineering and cost of sales                                                 640,237       3,566,192       9,324,988
        Research and development                                                      446,317         666,046       1,172,975
        Sales and marketing                                                           179,286       1,982,694       3,312,562
        Provision for doubtful accounts                                                    --              --       2,162,194
                                                                                 -------------   -------------  ---------------
                Total operating expenses                                            2,576,715      10,270,813      23,830,524
                                                                                 -------------   -------------  ---------------
                Loss from operations                                               (2,125,947)     (6,361,737)    (11,365,677)

Other income (expenses):

        Foreign exchange loss                                                            (985)       (112,180)         (9,215)
        Equity in loss of unconsolidated subsidiary                                        --        (508,884)     (1,208,494)
        Writedown of investment in unconsolidated subsidiary                          (49,637)        (45,965)             --
        Interest income                                                                18,620         344,038         136,336
        Interest expense                                                              (33,257)        (53,984)        (29,286)
                                                                                 -------------   -------------  ---------------
Loss before provision for income taxes                                             (2,191,206)     (6,738,712)    (12,476,336)
Provision for income taxes                                                                 --          19,502         111,959
                                                                                 -------------   -------------  ---------------
Net loss                                                                         $ (2,191,206)   $ (6,758,214)  $ (12,588,295)
                                                                                 =============   =============  ===============
Basic and diluted net loss per share                                                   ($0.30)         ($0.70)         ($1.23)
Weighted average shares outstanding used in per share calculation                   7,289,385       9,590,074      10,216,242


         See accompanying notes to consolidated financial statements.

                              ARTIFICIAL LIFE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1998, 1999 and 2000


                                                       Preferred Stock             Common Stock           Additional
                                   Comprehensive   -------------------------  -----------------------      Paid-in
                                        Loss         Shares         Amount      Shares       Amount        Capital
                                   -------------   ----------   ------------  ----------   ----------   --------------
Balance at December 31,
   1997                                                --       $     --       6,967,213   $   69,672   $      426,567
Issuance of common stock                               --             --       2,303,361       23,034       13,503,051
Comprehensive loss:
   Net loss                        $ (2,191,206)       --             --          --           --             --
   Foreign currency
     translation
     adjustment                         (26,549)       --             --          --           --             --
                                   -------------
     Total comprehensive
        loss                       $ (2,217,755)
                                   =============   ----------   ------------  ----------   ----------   --------------
Balance at December 31,
   1998                                                --             --       9,270,574       92,706       13,929,618
Issuance of common stock                               --             --         592,841        5,928        1,609,166
Issuance of stock options in
     connection with
     acquisition                                       --             --          --           --               25,000
Repayment of notes
     receivable from
     stockholders net of
     increases for accrued
     interest                                          --             --          --           --             --
Comprehensive loss:
   Net loss                        $ (6,758,214)       --             --          --           --             --
   Foreign currency
      translation
      adjustment                        (59,359)       --             --          --           --             --
                                   -------------
      Total comprehensive
         loss                      $ (6,817,573)
                                   =============   ----------   ------------  ----------   ----------   --------------
Balance at December 31,
   1999                                                --             --       9,863,415       98,634       15,563,784
Issuance of common stock                               --             --         454,342        4,544        9,663,229
Stock options issued for
   services rendered                                   --             --          --           --              152,383
Repurchase of common stock                             --             --         (14,288)        (143)             142
Repayment of notes
     receivable from
     stockholders net of
     increases for accrued
     interest                                          --             --          --           --             --
Comprehensive loss:
   Net loss                        $(12,588,295)       --             --          --           --             --
   Foreign currency
      translation
      adjustment                       (287,811)       --             --          --           --             --
                                   -------------
      Total comprehensive
         loss                      $(12,876,106)
                                   =============   ----------   ------------  ----------   ----------   --------------
Balance at December 31,
   2000                                                --       $     --      10,303,469   $  103,035   $   25,379,538
                                                   ==========   ============  ==========   ==========   ==============


                                                                       Accumulated
                                                        Retained          Other              Total
                                         Notes          Earning       Comprehensive      Shareholders'
                                       Receivable      (Deficit)           Loss              Equity
                                    ---------------  -------------  -----------------  -----------------
Balance at December 31,
   1997                             $      --        $      43,940  $       --         $         540,179
Issuance of common stock                    (79,423)       --               --                13,446,662
Comprehensive loss:
   Net loss                                --           (2,191,206)         --                (2,191,206)
   Foreign currency
     translation
     adjustment                            --              --                 (26,549)           (26,549)

     Total comprehensive
        loss
                                    ---------------  -------------  -----------------  -----------------
Balance at December 31,
   1998                                     (79,423)    (2,147,266)           (26,549)        11,769,086
Issuance of common stock                   (674,999)       --               --                   940,095
Issuance of stock options in
     connection with
     acquisition                           --              --               --                    25,000
Repayment of notes
     receivable from
     stockholders net of
     increases for accrued
     interest                                 4,441        --               --                     4,441
Comprehensive loss:
   Net loss                                --           (6,758,214)         --                (6,758,214)
   Foreign currency
      translation
      adjustment                           --              --                 (59,359)           (59,359)

      Total comprehensive
         loss
                                    ---------------  -------------  -----------------  -----------------
Balance at December 31,
   1999                                    (749,981)    (8,905,480)           (85,908)         5,921,049
Issuance of common stock                   (175,000)       --               --                 9,492,773
Stock options issued for
   services rendered                       --              --               --                   152,383
Repurchase of common stock                 --              --               --                        (1)
Repayment of notes
     receivable from
     stockholders net of
     increases for accrued
     interest                               726,680        --               --                   726,680
Comprehensive loss:
   Net loss                                --          (12,588,295)         --               (12,588,295)
   Foreign currency
      translation
      adjustment                           --              --                (287,811)          (287,811)

      Total comprehensive
         loss
                                    ---------------  -------------  -----------------  -----------------
Balance at December 31,
   2000                             $      (198,301) $ (21,493,775) $        (373,719) $       3,416,778
                                    ===============  =============  =================  =================


          See accompanying notes to consolidated financial statements.

                              ARTIFICIAL LIFE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1998, 1999 and 2000

                                                                                            1998          1999           2000
                                                                                     ---------------  -------------   -------------
Cash flows from operating activities:
      Net loss                                                                         $ (2,191,206)  $ (6,758,214)  $ (12,588,295)
      Adjustments to reconcile net loss to net cash used by operating activities:
        Depreciation and amortization                                                       110,097        698,403       1,833,601
        Writedown of investment in unconsolidated subsidiary                                 49,637         45,965              --
        Equity in loss of unconsolidated subsidiary                                              --        508,884       1,208,494
        Intercompany profit elimination                                                          --        327,200          80,307
        Interest income accrued on notes receivable from stockholders                            --        (66,375)        (36,604)
        Stock options issued  for services rendered                                              --             --         152,383
        (Increase) decrease in due from former parent and affiliates                        243,499       (368,547)        (54,436)
        (Increase) decrease in accounts receivable, trade                                   273,187     (1,102,426)       (187,281)
        (Increase) decrease in due to/from officer/stockholders                            (149,740)        74,261          (5,493)
        (Increase) decrease in prepaid expenses and other assets                             23,978       (510,279)        197,767
        Increase (decrease) in accounts payable and accrued expenses                        325,538        984,244       1,667,148
        Increase (decrease) in deferred revenue                                            (116,667)            --          38,941
                                                                                     ---------------  -------------   -------------
            Net cash used by operating activities                                        (1,431,677)    (6,166,884)     (7,693,468)
                                                                                     ---------------  -------------   -------------
Cash flows from investing activities:
      Purchases of property and equipment                                                  (474,025)    (1,820,027)     (2,617,360)
      Investments in unconsolidated subsidiary and joint venture                            (99,274)    (1,022,269)       (909,900)
      Expenditures for capitalized software development costs                              (210,058)    (1,100,592)       (100,783)
      Expenditures for business acquisitions                                                     --       (229,937)             --
      Net assets acquired in business acquisitions                                               --        147,890              --
      Decrease (increase) in notes receivable affiliate                                     (40,000)        40,000              --
                                                                                     ---------------  -------------   -------------
            Net cash used by investing activities                                          (823,357)    (3,984,935)     (3,628,043)
                                                                                     ---------------  -------------   -------------
Cash flows from financing activities:
      Proceeds from issuance of common stock, net                                        13,446,662        940,095       9,492,772
      Proceeds from note payable - officer/stockholder                                      500,000             --              --
      Repayment of notes receivable from stockholders                                            --         70,816         763,284
      Repayment of note payable - officer/stockholder                                            --             --        (500,000)
                                                                                     ---------------  -------------   -------------
            Net cash provided by financing activities                                    13,946,662      1,010,911       9,756,056
                                                                                     ---------------  -------------   -------------
Effect of exchange rate changes on cash                                                     (26,181)        45,467        (297,237)
                                                                                     ---------------  -------------   -------------
Net increase (decrease) in cash and cash equivalents                                     11,665,447     (9,095,441)     (1,862,692)
Cash and cash equivalents at beginning of year                                               22,382     11,687,829       2,592,388
                                                                                     ---------------  -------------   -------------
Cash and cash equivalents at end of year                                                $11,687,829    $ 2,592,388       $ 729,696
                                                                                     ===============  =============   =============
Supplemental disclosure of cash flow information:
      Income taxes paid                                                                     $ 2,000       $ 19,502       $ 111,959
      Interest paid                                                                           8,257         78,984          29,286
      Notes receivable received upon exercise of stock options                                   --        674,999         175,000
      Stock options issued in business acquisition                                               --         25,000              --
      Equity investment in unconsolidated subsidiary received for services provided              --             --         250,000

          See accompanying notes to consolidated financial statements

                              ARTIFICIAL LIFE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  Years Ended December 31, 1998, 1999 and 2000



1.   Organization, Risks and Uncertainties

  Organization and Nature of Operations

     Artificial Life, Inc. ("Artificial Life" or the "Company") develops, markets and supports "intelligent" software robots ("bots"). The Company's bots, known as "SmartBots(TM)," are software programs that the Company designs to automate and simplify time-consuming and complex business-related Internet functions such as Web navigation, direct marketing, user profiling, information gathering, messaging, knowledge management, sales response and call center automation and financial management and planning. In 1998, the Company changed its primary business focus from software consulting to the development, marketing and support of its ALife suite of SmartBot software products. As a consequence of the Company's change in its primary business focus, the Company expects that an increasing percentage of its future revenues will be derived from licenses and services associated with its software robot products and that revenues from its consulting business will, as a percent of gross revenues, significantly decrease over time.

     In addition, because the Company's emerging online agent-based software products business will require infusions of additional capital, results of operations to date are not reflective of the Company's future results of operations. The Company's decision to become a provider of software robot products is predicated on the assumption that the demand for such products will be large enough to permit the Company to operate profitably. There can be no assurance that the Company's assumption will be correct or that the Company will be able to successfully compete as a provider of such products. If the Company's assumption is not accurate, or if the Company is unable to compete as a provider of online agent-based software products, the Company's business, prospects, financial condition and results of operations will be materially adversely affected.

     The Company's management has obtained funds to support its operations through a combination of sources including a long-term loan from a stockholder, private placements of Common Stock and an initial public offering.

     In October 1998, the Company formed Artificial Life Schweiz AG ("Artificial Life Schweiz"), formerly Artificial Life Europe AG, as a wholly owned subsidiary. Artificial Life Schweiz is located in Zurich, Switzerland and was established as the Company's European headquarters.

     In November 1998, Artificial Life Schweiz formed Artificial Life Rus Limited ("Artificial Life Rus") as a wholly owned subsidiary. Artificial Life Rus is located in St. Petersburg, Russian Federation and was formed to perform software development.

     In March 1999, the Company formed a wholly owned subsidiary Artificial Life Deutschland AG, ("Artificial Life Germany") located in Frankfurt, Germany. The subsidiary was formed to serve European markets and combine the Company's European sales and marketing initiatives. The subsidiary commenced operations in June 1999 and concentrates on the development of Internet applications for banks and financial service organizations.

     Also in, June 1999, the Company acquired 51% of the outstanding stock of Cybermind Ventures, Inc. ("Cybermind") for $75,000 from two of the Company's stockholders. Cybermind was inactive with a net loss in 1999 through the date of acquisition of $5,520. At the time of the acquisition, Cybermind's name was changed to Artificial Life Ventures, Inc. ("Artificial Life Ventures"). In November 1999, the Company acquired the remaining 49% of the outstanding stock of Artificial Life Ventures from a stockholder of the Company. The Company acquired this stock for $75,000 in cash and the issuance of 5,000 stock options at an exercise price of $14.50 per share. The options are valued at $25,000, have a three year life and vest

                              ARTIFICIAL LIFE, INC.

                  Years Ended December 31, 1998, 1999 and 2000

in equal amounts on the first, second and third anniversary of the grant date. Goodwill recognized in connection with this acquisition amounted to approximately $86,000, and is being amortized over three years.

     In January 2000, the Company formed a wholly owned subsidiary Artificial Life USA, Inc. located in Boston, Massachusetts. The subsidiary was formed to concentrate on sales and support for customers in the United States.

     In April 2000, the Company formed a wholly owned subsidiary Artificial Life Mobile Computing, Inc. located in Boston, Massachusetts. The subsidiary was formed to serve as the development arm for mobile computing technologies. Mobile computing represents the next generation of Bot technology where processing is highly distributed, mobile and accessible on a wide range of computing devices.

     In August 2000, the Company formed a wholly owned subsidiary Artificial Life Hong Kong Limited. Its name was subsequently changed to Artificial Life Asia Limited. The subsidiary was formed to enter and serve Asian markets. The subsidiary commenced operations in January 2001 and concentrates on the sales and marketing and product support of the Company's financial suite products for banks and financial service organizations in the Asian markets.


Risks and Uncertainties

   Need for Additional Financing

     In 2000, the Company continued to incur losses from operations, and has partially funded these losses through three private placements of Common Stock totaling $8.9 million. The Company has continued to incur losses in the first quarter of 2001 and the Company does not anticipate achieving profitability until late 2001. The Company's continued losses have severely impacted the Company's liquidity and cash position. The Company was unable to pay its Russian Operation's monthly payroll liability due February 28,2001 and may not be able to pay its Russian operation's March payroll liability. These combined payroll liabilities amounted to approximately $350,000. The Company is currently negotiating the divestiture of a substantial portion of its Russian operation, whereby these payroll liabilities may be assumed by the buyer. In order to fund its cash needs for 2001, the Company has taken steps to reduce operating costs, including, a reduction of staffing and the negotiation of the divestiture of a substantial portion of its Russian operation. In addition, in 2001, the Company's Chief Executive Officer advanced $485,000 to the Company. The advances are expected to be converted into an interest bearing term loan. The Company is also continuing to pursue short-term borrowings and other direct share placement opportunities. Despite these efforts, the Company will continue to incur losses through the majority of 2001. Without obtaining additional financing or capital, the Company will not have sufficient resources to fund its operations through 2001. To that end, the Company has entered into an irrevocable stock purchase agreement with Bluefire Capital, Inc. (Bluefire), a Cayman Island Corporation, on March 22, 2001, to provide the Company with equity financing. Bluefire has committed to purchase up to $13,000,000 of common shares over the course of three years, and such amount may increase if certain conditions are met. The ability to raise funds through this equity facility and the number and amount of each equity transaction available under the facility are subject to certain conditions at the time of each sale of the Company's Common Stock. The Company does not believe that financing available from this equity facility will be sufficient to fund its operations through 2001. The Company is continuing to pursue short-term borrowings and other direct share placement opportunities to meet its anticipated liquidity shortfalls. The Company cannot assure that it will be able to complete this or any other financing or that such financings will be adequate to meet the Company's needs.

     These factors create a substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might come from the outcome of this uncertainty.

                              ARTIFICIAL LIFE, INC.

                  Years Ended December 31, 1998, 1999 and 2000


Financing Arrangement with Bluefire

     Bluefire has committed to purchase up to $13,000,000 of Common Stock of the Company over the course of thirty-six months after the effective date of the Company's registration statement in connection with the shares to be sold. Such registration statement must be filed by May 21, 2001 and be declared effective generally within 120 days of the date of the filing of the registration statement. There will be a minimum draw down requirement of $500,000 over the life of the commitment. The Company will be subject to a maximum penalty of $250,000 if the minimum draw down is not made. The Company will have the sole option to set the date of each draw down and the portion of the Subscription to be drawn down (each, a "Draw Down"), subject to the following conditions:

     a) Each Draw Down shall be for a maximum that will be determined according to the set formula equal to 15% of the volume weighted average price for the Company's Common Stock for the 40 consecutive trading days immediately prior to the Draw Down date multiplied by the total trading volume during that 40-day period.

     b) There will be a minimum of 6 trading days between Draw Downs and only one Draw Down during the 21-day pricing period relating to each Draw Down is allowed;

     c) At each Draw Down the Company may specify a threshold price representing the lowest price at which the Company will sell its Common Stock;

     d) The registration statement, registering the Common Stock must be effective.

The purchase price shall be set at an underwriter discount ("Discount") to the market price on the day a Draw Down is made. The Discount shall be set at 14% in the event the market price on the Draw Down date is less than $8 per share. The Discount shall be adjusted to 12% in the event the market price on a Draw Down date is greater than $8 per share but less that $12. The Discount will be adjusted to 10% in the event the market price on a Draw Down date is greater than $12.

Bluefire must also increase the funding commitment to $25 million upon the one-year anniversary of the effective date of the registration, but only upon the achievement of several conditions in the Company's stock performance.

On March 23, 2001, the Company also issued warrants to Bluefire to purchase up to 150,000 shares of its Common Stock at $3.82 per share. The term of the warrants are three years, commencing six months after the date of the agreement. The warrants provide Bluefire with anti-dilutive rights, among others, and provide for a cashless exercise at the option of Bluefire.

The agreement also provides for certain restrictions on the Company's participation in any other standby equity-based credit facility. Under the agreement, in the event that the Company sells securities at a discount to the then current market price and grants the purchaser registration rights in connection with the securities offered, Bluefire would be entitled to notice and negotiation rights with respect to such a sale. The Company may not make a Draw Down to such an extent that, after such Draw Down, Bluefire's beneficial holdings in the Company's Common Stock after such Draw Down exceeds 9.9% of the then total outstanding shares of the Company's Common Stock.

The Company has agreed not to execute any merger or consolidation unless the Company's successor agrees to assume the obligations under this agreement.

                              ARTIFICIAL LIFE, INC.

                  Years Ended December 31, 1998, 1999 and 2000

  Concentration of Credit Risk

     Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and accounts receivable.

     The Company maintains its cash and cash equivalents in checking, savings and money market accounts. The majority of the Company's cash and cash equivalents were on deposit in two major financial institutions in 1999 and three major financial institutions in 2000.

     During the year ended December 31, 1998, the substantial majority of the Company's revenue was derived from one customer.

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

     In 2000, the Company recognized revenues from three customers in the amount of $7,333,022 ($3,804,449, $1,970,875 and $1,557,698) representing 58.8% (30.5%,
15.8% and 12.5%) of its total revenue. At December 31, 2000, two customers accounted for 76.3% (55.5% and 20.8%) of total accounts receivable, trade. The receivable from the customer representing 55.5% of the total accounts receivable has been fully reserved at December 31, 2000. See Note 11. Also in 2000, the Company recognized revenues, after elimination of unrealized intercompany profit, from license and application services sales to a joint venture of the Company in the amount of $579,659, representing 4.7% of its total revenues. At December 31, 2000 the entire accounts receivable, affiliate was due from the joint venture.


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


2.   Summary of Significant Accounting Policies

  Basis of Consolidation

     The consolidated financial statements include the accounts of Artificial Life, Inc., Artificial Life USA, Inc., Artificial Life Schweiz, Artificial Life Rus, Artificial Life Germany, Artificial Life Ventures and Artificial Life Mobile Computing, Inc. All significant intercompany balances and transactions have been eliminated.

     All assets and liabilities of Artificial Life Schweiz which has the Swiss Franc as its functional currency, Artificial Life Rus which has the Russian Rouble as its functional currency, and Artificial Life Germany, which has the Euro as its functional currency, are translated at the year-end exchange rate. The operations of

                              ARTIFICIAL LIFE, INC.

                  Years Ended December 31, 1998, 1999 and 2000

these companies included in the consolidated statement of operations are translated using the weighted average exchange rate during the period. Translation gains and losses are not included in determining net loss but are accumulated as a separate component of stockholder's equity. Foreign currency transaction gains and losses are included in determining net loss.


Cash Equivalents

     Cash equivalents consist of short-term investments with original maturities of three months or less when purchased.


Property and Equipment

     Property and equipment is stated at cost. Depreciation and amortization is provided on the straight-line basis over the estimated useful lives of the respective assets (three to five years). Leasehold improvements are amortized on a straight-line basis over the lesser of the estimated useful life of the asset or lease term. Expenditures for maintenance, repairs and minor renewals are charged to expenses as incurred. Betterments and major renewals are added to the property and equipment accounts at cost.


   Computer Software Costs

     Costs of developing software which are incurred beyond the point of demonstrated technological feasibility are capitalized and, after the product is available for general release to customers, such costs are amortized based on the greater of the charge resulting from the straight-line method over a two-year period or the proportion of current sales to estimated total revenues of the product.


   Revenue Recognition

     The Company's revenues consist principally of up front license fees earned from the licensing of the Company's software, related consulting and implementation services, and training. American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2) provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. In accordance with SOP 97-2, revenue from up front software license agreements is recognized when delivery has occurred, collection is deemed probable, the fee is fixed or determinable and the vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement.

     Application service contract revenue and related costs are recognized as the services are preformed or upon completion of the contract or certain phases as defined in each agreement, and upon acceptance by the customer.

     There are no significant future costs associated with any of the Company's revenue transactions. Development costs which are not required to be capitalized, marketing and installation costs are charged to earnings as incurred.


   Advertising Expense

     Advertising costs are charged to expense when incurred. Advertising costs amounted to $0 in 1998, $660,090 in 1999 and $427,970 in 2000.

                              ARTIFICIAL LIFE, INC.

                  Years Ended December 31, 1998, 1999 and 2000

   Comprehensive Loss

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," as of January 1, 1998. Accounting principles generally require that recognized revenue, expenses, and gains and losses be included in net loss. Although certain changes in assets and liabilities, such as foreign currency translation adjustments, are reported as a separate component of the equity section of the balance sheet, such items, along with net loss, are components of comprehensive income. The Company reports comprehensive loss in the Consolidated Statement of Changes in Stockholders' Equity.


  Computation of Net Loss Per Share

     The Company adopted SFAS No. 128, "Computation of Earnings Per Share," during 1997. In accordance with SFAS No. 128, a basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period and the weighted average dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the Treasury Stock method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive. All common equivalent shares of the Company are not dilutive. Therefore, diluted earnings per share is the same as basic earnings per share. Pursuant to SEC Staff Accounting Bulletin No. 98, common stock issued for nominal consideration, prior to the anticipated effective date of an IPO, are required to be included in the calculation of basic and diluted net loss per share, as if they are outstanding for all periods presented. To date, the Company has not had any stock issuances for nominal consideration.


   Stock-Based Compensation

     The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation" As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds are credited to equity. The pro forma impact on the Company's loss has been disclosed in the Notes to Consolidated Financial Statements as required by SFAS No. 123 (see note 7).


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

                              ARTIFICIAL LIFE, INC.

                  Years Ended December 31, 1998, 1999 and 2000

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


     Reclassification

     Certain items previously reported in specific financial statement captions have been reclassified to conform with the 2000 presentation.



3.   Related Party Transactions

     In 1998, the Company's President, Chief Executive Officer and Chairman entered into an employment agreement with the Company at an annual salary of $240,000 in 1998, $264,000 in 1999 and $290,400 in 2000.

     On June 29, 1998, the Company issued a note payable to an officer/stockholder in the amount of $500,000. The note was unsecured and provided for interest at 10%. Payment of principal and accrued interest was originally due on January 1, 2000 and was extended to April 30, 2000. On June 6, 2000 the note and interest was paid in full. Interest expense incurred during the years ended December 31, 1998, 1999 and 2000 amounted to $25,000, $50,000 and $20,833, respectively. (See Note 1.)

     In 1998, the Company made advances totaling $40,000 to Artificial Life Ventures, a company originally owned by a stockholder and an officer/stockholder of the Company. The advances were unsecured, provided for interest at 10% and were due on December 31, 1999. In 1999, the Company purchased all of the outstanding stock of this affiliate.

     The Company pays expenses on behalf of and provides cash advances to officer/stockholders from time to time. Amounts outstanding are non-interest bearing and due on demand.

     Effective August 31, 2000, the Chief Executive Officer of Artificial Life Schweiz and a director/stockholder of the Company resigned his position as Chief Executive Officer and received a severance payment of 300,000 Swiss Francs (approximately $180,000 US). This individual's term on the Board of Directors expired on October 31, 2000 and he did not stand for re-election. As of December 31, 2000, $124,180 (US) was still unpaid and included in accounts payable. On the date of the former employee's resignation, the Company also entered into a consulting agreement with the former employee. The Agreement provides for commissions to the former employee based on sales production, and a monthly payment of 18,000 Swiss Francs (approximately $11,000) for two years from the date of the Agreement.

     See also Note 7.

                              ARTIFICIAL LIFE, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)
                  Years Ended December 31, 1998, 1999 and 2000

4.  Income Taxes

The income tax provision (benefit) consists of:

                              Year Ended         Year Ended         Year Ended
                              December 31,       December 31,       December 31,
                                 1998                1999              2000
                            ---------------     --------------    --------------
     Current:
          Federal            $      (1,710)        $ --             $ --
          State                  --                  --               --
          Foreign                --                     19,502           111,959
                            ---------------     --------------    --------------
                                    (1,710)             19,502           111,959
                            ---------------     --------------    --------------
     Deferred (prepaid):
          Federal                     1,710          --               --
          State                   --                 --               --
          Foreign                 --                 --               --
                            ---------------     --------------    --------------
                                      1,710          --               --
                            ---------------     --------------    --------------
                             $           --        $    19,502      $   111,959
                            ===============     ==============    ==============


The difference between actual income tax expense and expected income tax expense computed by applying the U.S. federal income tax rate of 34% to loss before provision for income taxes is explained as follows:


                                                      Year Ended         Year Ended        Year Ended
                                                     December 31,        December 31,      December 31,
                                                         1998               1999              2000
                                                    --------------    --------------     -------------
   Expected income tax  benefit                     $   (745,010)       $(2,291,162)      $(4,241,954)
   State taxes, net of federal income tax benefit       (137,389)          (238,022)         (492,294)
   Foreign tax rate differences                       --                     233,453         (203,454)
   Change in valuation reserve on deferred tax
   asset                                                  826,618          2,452,142         5,388,232
   Other                                                   55,781          (136,909)         (338,571)
                                                    --------------    --------------     -------------
   Provision for income taxes                        $         --       $    19,502       $   111,959
                                                    ==============    ==============     =============



     The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 1999 and 2000 are presented below:

                                                            December 31,
                                                         1999           2000
                                                    -------------  -------------
    Deferred tax assets:
      Federal net operating loss carryforwards       $ 2,297,796    $ 4,713,631
      State net operating loss carryforwards             587,940      1,383,498
      Foreign net operating loss carryforwards           593,172      2,041,800
      Equity in loss of unconsolidated subsidiary        204,928        691,588
      Federal and State R&D credit carryforwards          49,380         49,830
      Other                                                5,269         59,601
                                                    -------------  -------------
                                                       3,738,485      8,939,948

                              ARTIFICIAL LIFE, INC.

                  Years Ended December 31, 1998, 1999 and 2000

      Valuation allowance on deferred tax asset       (3,348,622)    (8,736,854)
                                                    -------------  -------------
                                                         389,863        203,094
                                                    -------------  -------------
    Deferred tax liabilities:
     Capitalized software development costs              381,752        201,746
     Other                                                 8,111          1,348
                                                    -------------  -------------
                                                         389,863        203,094
                                                    -------------  -------------
          Net deferred tax asset
                                                     $        --    $        --
                                                    ============   =============


     The change in the valuation allowance on deferred tax assets is as follows:



                                                    Year Ended         Year Ended       Year Ended
                                                   December 31,       December 31,     December 31,
                                                       1998               1999             2000
                                                ---------------     --------------   --------------
    Balance at beginning of year                   $    69,862       $   896,480      $  3,348,622
    Increase in valuation allowance
      due to change in deferred tax assets
      during the year                                  826,618         2,452,142         5,388,232
                                                ---------------     --------------   --------------
    Balance at end of year                         $   896,480      $  3,348,622      $  8,736,854
                                                ===============     ==============   ==============


     At December 31, 2000, the Company has approximately $14,000,000 of federal and state net operating loss carryforwards expiring in 2020 and 2005, respectively. The net operating loss carryforwards may be subject to annual limitations based on ownership changes in the Company's common stock as provided in Section 382 of the Internal Revenue Code. In addition, the Company's German and Swiss subsidiaries have available approximately $3,000,000 and $2,000,000, respectively, of net operating loss carryforwards that can be used to reduce the subsidiaries future taxable income. The German net operating loss can be carried forward indefinitely while the Swiss net operating loss expires in 2007.


5.   Commitments and contingencies

  Leases

     The Company leases office space under noncancellable leases. Future minimum annual lease payments, exclusive of additional operating costs, are as follows:

          Year Ending December 31,
          ------------------------

              2001..........................................   $  1,125,000
              2002..........................................      1,138,000
              2003..........................................      1,138,000
              2004..........................................        908,000
              2005..........................................        573,000
              Thereafter....................................        118,000
                                                               ------------
                                                               $  5,000,000
                                                               ============

                              ARTIFICIAL LIFE, INC.

                  Years Ended December 31, 1998, 1999 and 2000

     Rent expense for the years ended December 31, 1998, 1999 and 2000 amounted to approximately $253,300, $377,300 and $1,191,700, respectively. The 1998, 1999 and 2000 rent expense is net of approximately $20,400, $86,000 and $2,000, respectively, which was recorded as part of capitalized software development costs.

  Employment Contract

     The Company has an employment agreement with its Chief Executive Officer. The agreement is three years in length, expiring in 2001 and provides for a minimum salary level. The agreement includes severance payments under certain conditions of approximately three times the officer's annual compensation. In addition the Chief Executive Officer of the Company is entitled to receive an annual incentive bonus of 3% of the Company's profits from operations.


  Tax Assessment

     During 2000, Artificial Life Rus was assessed approximately $440,000 by the Tax Inspection for the Central Region of St. Petersburg (TICRP), in connection with additional value added and profit taxes. Artificial Life Rus appealed the assessment to the St. Petersburg Court, and on February 26, 2001 received a favorable decision from the Court. On March 16, 2001 the TICRP appealed the Court's decision. In addition, in March 2001, Artificial Life Rus has received notice that the TICRP intends to make an additional assessment of approximately $163,500 for additional value added and profit taxes. The Company intends to vigorously challenge this appeal and any additional tax assessment and management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position. Therefore, no provision for any additional taxes incurred as a result of this matter have been provided for in the Company's financial statements.


6.   Profit Sharing Plan

     Effective October 1, 1995, the Company implemented a 401(k) profit sharing plan for the benefit of all its United States employees. Employees are eligible to participate beginning the first April or October after employment begins and may contribute up to 15% of their compensation subject to statutory limitations. The Company matches 50% of employee contributions up to 1 1/2% of the employee's compensation. There is a five year vesting period for Company contributions at a rate of 20% annually.

     Profit sharing expense for the years ended December 31, 1998, 1999 and 2000 amounted to approximately $10,500, $21,100 and $31,700, respectively.


7.     Stockholders' Equity

  Public Offering

     In August 1998, the Company executed a letter of intent to proceed with a proposed initial public offering of the Company's stock (the "IPO"). The IPO was consummated on December 17, 1998. Expenses incurred in connection with the IPO amounted to $2,597,227, resulting in net proceeds of $9,302,773 to the Company. Upon consummation of the IPO, under the terms of the letter of intent, the underwriters managing the offering will have the right to appoint one member of the Board of Directors. The right to have a representative on the Company's board extends for the term of the Warrant (defined below). The Company delivered a warrant (the "Warrant") to the underwriters at the closing of the IPO equal to ten percent of the total number of shares sold pursuant to the IPO, 160,000 shares. The

                              ARTIFICIAL LIFE, INC.

                  Years Ended December 31, 1998, 1999 and 2000

Warrant is exercisable any time after one year from the date of closing for a period of four years at a price equal to 120% of the offering price per share, or $10.20 per share. In December 1999, the underwriters exercised 140,000 shares of the Warrant using a net exercise feature resulting in the issuance of 54,810 shares of common stock.

     In December 1998 and January 1999, the Underwriter exercised its entire over-allotment option. Under the option, the Underwriter purchased 40,000 additional shares from the Company and 200,000 additional shares from the Company's major stockholder. The shares were purchased at the public offering price of $8.50 per share less the underwriting discounts, commissions and expenses. Net proceeds received by the Company for its portion of the over-allotment exercised in January amounted to $302,600, net of expenses of $37,400.


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

     Subsequent to the sale of stock by the majority stockholder, the Company received a loan of $500,000 from the stockholder, which was repaid in 2000.

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

     In February 2000, the Company sold 102,500 and 50,000 shares of voting common stock for $25.00 and $31.00 per share, respectively, through private placements to foreign investors. The total net proceeds to the Company amounted to $4,112,500. The stock was unregistered and was subject to restrictions on resale in the United States pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.

     In March 2000, the Company sold 150,000 shares of voting common stock for $32.375 through a private placement to foreign investors. In addition to the shares issued, the Company issued warrants to purchase 75,000 additional shares of common stock at $32.375 per share. The total net proceeds to the Company amounted to $4,856,250. The stock was unregistered and was subject to restrictions on resale in the United States pursuant to Regulation S promulgated under the Securities Act of 1933, as amended.


Stock Option Plan

     On April 1, 1998, the Company adopted the 1998 Equity Incentive Plan (the

                              ARTIFICIAL LIFE, INC.

                  Years Ended December 31, 1998, 1999 and 2000

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

     On September 28, 2000, the Company issued 25,000 shares of common stock in connection with the exercise of outstanding stock options by an Officer of the Company. The options were scheduled to expire on October 1, 2000. The total proceeds amounted to $162,500, in the form of a note receivable due
September 28, 2001 with interest at 10% per annum. On December 8, 2000 the Company agreed to retroactively rescind this exercise. In addition on December 8, 2000 the same Officer sold to the Company 14,288 shares, which he previously received in 2000 as a result of a cashless stock option exercise, for $1.00.

     On October 31, 2000, the Plan was amended to increase the shares reserved for issuance under the Plan to a total of 3,700,000.

     A summary of the status of the Company's stock options under the Plan as of December 31, 1999 and 2000 and the changes during the years then ended is presented below:


                                                            1999                               2000
                                             --------------------------------   ---------------------------------
                                                                 Weighted-                          Weighted-
                                                                  Average                            Average
                                                                 Exercise                            Exercise
                                                Shares             Price          Shares              Price
                                             ----------------- --------------   ----------------  ---------------
     Outstanding at beginning of year                 755,569      $    4.38          1,578,928        $   13.56
     Granted - price equals fair value              1,489,476          14.60            398,800            19.39
     Exercised                                       (543,031)          3.66           (167,989)            6.43
     Canceled                                        (123,086)         13.61           (506,068)           14.24
                                             ----------------                   ---------------
     Outstanding at end of year                     1,578,928      $   13.56          1,303,671        $   15.93
                                             ================                   ===============
     Options exercisable at end of year               215,228                           322,579
                                             ================                   ===============
     Options available for future grants              551,958                         1,659,226
                                             ================                   ===============



In 1999 and 2000, options for 184,426 and 72,884 shares, respectively, were exercised using a net exercise feature resulting in the issuance of 139,426 and 56,737 shares, respectively.

                              ARTIFICIAL LIFE, INC.

                  Years Ended December 31, 1998, 1999 and 2000

   The following table summarizes information about stock options outstanding under the Plan at December 31, 2000:


                               Options Outstanding                               Options Exercisable
                 ------------------------------------------------- -------------------------------------------------
                               Weighted Average      Weighted                    Weighted Average      Weighted
   Range of         Number        Remaining          Average          Number        Remaining          Average
Exercise Price   Outstanding   Contractual Life   Exercise Price    Outstanding  Contractual Life   Exercise Price
---------------  -----------  -----------------  ----------------  ------------  ----------------  -----------------
 $7.56-$12.75       46,400           2.83             $10.24              875          2.79             $12.75
 $13.00-$14.50     923,195           1.59             $14.49          299,661          1.56             $14.50
 $16.38-$18.75     148,476           2.23             $17.47           22,043          1.85             $17.66
 $19.00-$24.00     175,600           2.29             $22.79               --            --                 --
    $32.50          10,000           2.20             $32.50               --            --                 --


     The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Plan.

     Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options under the fair value method. In 1998, prior to the completion of the initial public offering of common stock, the fair value of each option grant was estimated using the minimum value method. The minimum value method differs from other methods of valuing options, such as the Black-Scholes option-pricing model, because it does not consider the effect of expected volatility. In 1999 and 2000, the Company estimated the fair value of options granted using the Black-Scholes option-pricing model. The fair value of options was estimated at the date of grant using the following weighted average assumptions:

                                                  1999      2000
                                                  ----      ----
     Risk Free interest rate...................    6.0%      6.0%
     Dividend yield............................   None      None
     Expected life of options in years.........   1.50      1.50
     Expected volatility.......................   60.0%     84.1%



     Option valuation models require the input of highly subjective assumptions including the expected life of the options and their expected volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The Company's pro forma information for 1999 and 2000 is as follows:

                                              1999            2000
                                              ----            ----
     Pro forma net loss................   $(7,221,251)    $(14,185,149)
     Pro forma net loss per share......   $     (0.75)    $      (1.39)

     The pro forma net loss per share above is calculated using the weighted average number of shares of common stock outstanding as described in Note 2. The weighted

                              ARTIFICIAL LIFE, INC.

                  Years Ended December 31, 1998, 1999 and 2000

average fair value of options granted during the years ended December 31, 1999 and 2000 was $2.75 and $8.14, respectively.

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

     The Company issued stock options to four consultants for 130,000 shares of common stock at an exercise price of $14.50 per share. The options have a three year life and vest in equal amounts on the first, second and third anniversary of the grant date. The fair value of the options, determined using the Black-Scholes option pricing model, was $348,641. The fair value of the stock options is being amortized into general and administrative expenses over the life of the options commencing in 2000. The expense recorded in 2000 in connection with these options amounted to $152,383.


8.   Receivable From Stockholders

     In connection with the exercise of options on May 7, 1999, the Company received a note receivable in the amount of $674,999. The note was due and paid on May 7, 2000 with interest at 15%. The outstanding balance of this note was $741,374, including accrued interest of $66,375, at December 31, 1999.

     In connection with the exercise of options on February 10, 2000, the Company received a note receivable in the amount of $175,000. The note is due on February 10, 2001 with interest at 15%. The outstanding balance of this note was $198,301, including accrued interest of $23,301, at December 31, 2000. This note has been extended one year.

9.   Accrued Expenses

     Accrued expenses at December 31, 1999 and 2000 consist of the following:


                                                        December 31,
                                                  1999              2000
                                              -------------    --------------
     Accrued salaries                             $ 81,401        $  197,649
     Accrued vacations                             144,495           308,872
     Accrued and withheld payroll taxes             81,803           199,773
     Accrued professional fees                     214,833           326,391
     Accrued state excise tax                           --            30,000
     Other liabilities                              63,751            24,902
                                              -------------    --------------
     Total accrued expenses                       $586,283        $1,087,587
                                              ============     =============

                              ARTIFICIAL LIFE, INC.

                  Years Ended December 31, 1998, 1999 and 2000


10.   Investments in Unconsolidated Subsidiaries

     In April 1999, the Company entered into a joint venture with two international retailers in the field of e-commerce. The main focus of this joint venture is to sell consumer goods over the Internet using deep discounts and high volume, both in terms of transactions and web visits. As part of the transaction, the Company will license its SmartBot technology to the joint venture. In addition, the Company will provide products and software development and consulting services to the joint venture and receive payments therefore. The partners in the joint venture will be responsible for using their purchasing relationships to obtain certain consumer products, which will be sold on the joint venture's e-commerce Website. The Company had allocated up to $2,150,000 of the proceeds from its IPO to purchase its 50% interest in this joint venture and to meet its obligations to contribute additional capital to the joint venture. At December 31, 1999, the Company had invested $1,022,269 in the joint venture. In 2000, the Company invested an additional $909,900 in the joint venture. Under the terms of the joint venture agreement, the Company may market any e-commerce applications it develops to other e-commerce companies.

     In 1999 and 2000, the Company recorded revenue from the joint venture of $681,773 and $579,659, respectively, net of intercompany profit eliminations of $327,200 and $80,307, respectively. Costs incurred in connection with this revenue amounted to $250,960 and $161,020 in 1999 and 2000, respectively.

     The Company accounts for its investment in the joint venture on the equity method. The summarized unaudited financial information of the joint venture from its inception to December 31, 1999 and for the year ended December 31, 2000 are as follows:

                                                     1999             2000
                                               ---------------    -------------
     Earnings data:
       Revenues                                   $    31,513      $   291,044
       Operating loss                              (1,003,357)      (2,255,946)
       Net loss                                    (1,017,768)      (2,416,988)
       Company's equity in net loss                  (508,884)      (1,208,494)
     Balance sheet data:
       Current assets                                 455,317          309,380
       Non-current assets                           2,187,530        2,061,976
       Current liabilities                          1,061,783          847,481
       Non-current liabilities                        677,988        1,297,228
       Net assets                                     903,076          226,646
       Company's equity in net assets                 451,538          113,323

                              ARTIFICIAL LIFE, INC.

                  Years Ended December 31, 1998, 1999 and 2000

     The Company's investment in this unconsolidated subsidiary is reduced by the elimination of unrealized intercompany profits as of December 31, 1999 and 2000 in the amount of $327,200 and $214,792, respectively. At December 31, 2000 accounts receivable from the unconsolidated subsidiary is also reduced by the elimination of unrealized intercompany profits in the amount of $192,715.

     On January 22, 2001, the Company's ownership interest in the above unconsolidated subsidiary decreased from 50% to 19.9% after the subsidiary successfully completed an additional round of financing. The Company did not participate in the financing.

     In October 2000, the Company entered into a sales agreement with an e-commerce company, whereby the Company has exchanged rights to certain Web-based licenses for stock in the e-commerce company. The amount of stock received is approximately 4% of the total stock issued by the e-commerce company and was valued at $250,000. This investment is carried on the cost basis.


11.  Provision for Doubtful Accounts

     In September 2000, the Company entered into an agreement for the sale of nonexclusive licenses of certain of its software to a newly formed Web-based company. The total sales price for these licenses was $1,925,000, of which $925,000 was payable in cash and the remainder in stock of the customer with a fair value of $1,000,000. In December 2000, the customer notified the Company that unforeseen events unrelated to the Company, which occurred in late November 2000, had negatively impacted the customer's business outlook, placing in doubt the customer's ability to meet its obligations to the Company. Therefore, the Company has fully reserved for the collection of this outstanding receivable in the fourth quarter of 2000.


12.  Segment Information

     The Company, whose operations consist of a single line of business, develops, markets and supports "intelligent software robots," software programs that the Company designs to automate and simplify time-consuming and complex business-related internet functions.

     At December 31, 1998, the Company's operations located outside the United States were in Switzerland and Russia. The Company's operations in Europe commenced late in 1998 and generated no revenues as of December 31, 1998. In 1999, the Company commenced operations in Germany.

     Other financial data for the years ended December 31, 1998, 1999 and 2000 is as follows:


                                    United                          Russian
1998                                States        Switzerland      Federation        Germany       Eliminations     Total
------                          ---------------------------------------------------------------------------------------------
Loss from operations             $(1,991,042)      $(184,119)       $(16,045)     $     --        $       --     $(2,191,206)
Identifiable Assets               13,089,011         538,379          10,922            --          (753,592)     12,884,720


                              ARTIFICIAL LIFE, INC.

                  Years Ended December 31, 1998, 1999 and 2000

1999
----
Revenues from external
     customers                   $ 3,072,781     $ 1,062,532     $        --     $   100,963     $  (327,200)    $ 3,909,076
Intersegment revenue                 343,136         846,013       1,295,577          74,924      (2,559,650)             --
Interest income                      437,765             872              --          16,175        (110,774)        344,038
Interest expense                      54,471          84,500              --          28,219        (113,206)         53,984
Depreciation and amortization
     Expense                         374,924         183,853          55,050          79,270           5,306         698,403
Equity in loss of
     unconsolidated subsidiary            --         508,884              --              --              --         508,884
Income tax expense                        --              --          19,502              --              --          19,502
Net loss                          (3,808,578)     (1,807,578)        282,296      (1,103,040)       (321,314)     (6,758,214)
Investment in unconsolidated
     subsidiary                      186,186              --              --              --              --         186,186
Expenditures for property
     and equipment                   397,219         664,563         249,330         508,915              --       1,820,027
Identifiable Assets               10,247,094       1,063,526         320,950       1,792,568      (5,435,827)      7,988,311

2000
------
Revenues from external
     customers                   $ 7,412,597     $ 3,855,427     $        --     $ 1,277,129     $   (80,306)    $12,464,847
Intersegment revenue               2,152,747       1,147,573       3,037,526         928,426      (7,266,272)             --
Interest income                      384,254             513              --          14,319        (262,750)        136,336
Interest expense                      23,191         145,729              --         123,116        (262,750)         29,286
Depreciation and amortization
     Expense                         983,132         498,025         138,521         185,264          28,659       1,833,601
Equity in loss of
unconsolidated
     subsidiary                           --       1,208,494              --              --              --       1,208,494
Income tax expense                        --           1,150         110,809              --              --         111,959
Net loss                          (8,173,797)     (2,785,086)        735,331      (2,336,084)        (28,659)    (12,588,295)
Investment in unconsolidated
     subsidiary                      250,000              --              --              --              --         250,000
Expenditures for property
     and equipment                   856,871         784,419         744,963         231,107              --       2,617,360
Identifiable Assets                8,664,670       2,164,632         890,726       1,092,803      (5,849,826)      6,963,005




     13.  Selected Quarterly Financial Information (unaudited)

          The following table set forth selected quarterly financial information for the years ended December 31, 1999 and 2000. The operating results for any given quarter are not necessarily indicative of results for any future period. The Company's common stock is traded on the Nasdaq National Market System (NASDAQ/NMS) under the symbol ALIF.


                                               1999 Quarter ended                           2000 Quarter ended
                                   -------------------------------------------- ------------------------------------------------
                                    Mar. 31   June 30*    Sep. 30     Dec. 31       Mar. 31       June 30    Sep. 30    Dec. 31
                                   -------------------------------------------- ------------------------------------------------
Net Revenue                        $439,423  $  885,128  $1,211,488  $1,373,037   $1,521,204   $2,822,114   $4,650,348   $3,471,181
General and administrative          677,408   1,008,486   1,136,399   1,233,588    1,416,207    2,000,357    2,336,979    2,104,262

                              ARTIFICIAL LIFE, INC.

                  Years Ended December 31, 1998, 1999 and 2000

Engineering and cost
of sales                        280,244      661,431      772,659    1,851,858   1,723,412    2,284,762    2,292,016     3,024,798

Research and development        154,851      131,673      205,170      174,352     210,008      302,545      390,172       270,250

Sales and marketing             100,663      259,573      481,632    1,140,826     796,009      930,174      679,970       906,409

Provision for doubtful
accounts                             --           --           --           --           --            --           --    2,162,194
                              ---------  -----------  -----------  -----------   -----------  ----------- ------------  -----------

Operating Loss                 (773,743) (1 ,176,035)  (1,384,372)  (3,027,587)  (2,624,432)  (2,695,724)  (1,048,789)  (4,996,732)

Interest income
(expense), net                   95,558       59,487       85,507       49,502       13,590       48,095       32,252       13,113

Foreign exchange
gain (loss)                     (29,124)     (15,596)       2,201      (69,661)     (40,350)      (1,186)      15,415       16,906

Equity in loss of
unconsolidated subsidiary          --        (31,020)    (111,169)    (366,695)    (240,143)    (325,426)    (188,499)    (454,426)

Writedown of investment in
unconsolidated subsidiary          --        (45,965)        --           --          --             --           --           --

Provision for income taxes         --           --         (9,896)      (9,606)       --             --           --      (111,959)

Net Loss                      $(707,309) $(1,209,129) $(1,417,729) $(3,424,047) $(2,891,335) $(2,974,241) $(1,189,621) $(5,533,098)

Basic and diluted net
loss per share                $   (0.08) $     (0.13) $    (0.14)  $     (0.35) $     (0.29) $     (0.20) $     (0.12) $     (0.54)

Market Price

High                          $   17.50  $     23.00  $    15.00   $     19.75  $    38.938  $     31.50  $     20.25  $     14.25

Low                                9.50       12.875        9.00        12.875       15.875       15.125       11.938        3.625


  * In November 1999, the Company amended its Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999, to reduce revenue and engineering expenses by $251,849 representing an intercompany sales elimination not previously recorded. The above information reflects the corrected amounts.

                                                                      Schedule 2

                             Artificial Life, Inc.
                       Valuation and Qualifying Accounts

                                                    Additions
                                              --------------------
                                 Balance at   Charged to     Charged
                                beginning of   costs and     to other               Balance at
         Description              period        expenses     accounts  Deductions  and of period
         -----------            ------------  -----------   ---------  ----------  -------------
            1999
            ----
Allowance for Doubtful Accounts   $      -    $      -    $      -    $      -    $      -
                                  =========   ==========   =========   =========  ==========
            2000
            ----
Allowance for Doubtful Accounts   $      -    $2,152,070      -    $      -       $2,152,070
                                  =========   ==========   =========   =========  ==========