Form 10-K/A
period 2000-12-31
ARTIFICIAL LIFE INC
filed 2001-04-20
CIK 1070361

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                        (Amendment No. 1 to Form 10-K)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                               EXPLANATORY NOTE

This Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, as filed on April 2, 2001, is filed for the purpose of adding Exhibit 10.30 to the Registrant's Annual Report and amending the following items as set forth in the pages attached hereto:

     1. Part II: Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     2. Part IV: Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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


On March 23, 2001, the last reported closing price of our Common Stock was $3.875 per share. As of March 23, 2001, there were approximately 25 shareholders of record of our Common Stock and approximately 1,033 beneficial owners of our Common Stock. To date, we have neither declared nor paid any cash dividends on shares of our Common Stock and do not anticipate doing so for the foreseeable future.

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

*10.25 Rental Contract between the Company and the Committee for Managing City Property of St. Petersburg, dated as of May 18, 2000.

*10.26 Employment Agreement between the Company and Rolf Levenhagen, dated as of November 1, 2000.

*10.27 Termination Agreement between the Company and Bruno Gabriel, dated as of August 24, 2000.

*10.28 Agreement between the Company and Bruno Gabriel, dated as of August 24, 2000.

*10.29 Lease Amendment No. 3, dated as of December 4, 2000 by and between the Company and Copley Place Associates, LLC.

 10.30 Agreement, dated as of January 17, 2001, between the Company, E-Tail AG, BC Medien Holding AG, Mr. Hans Ueli Keller, Artificial Life Schweiz AG, Roland Berger, and Net-tissimo.com AG.

*21.     Subsidiaries of the Company.

*23.     Consent of Wolf & Company, P.C.


*Previously filed.

                                   SIGNATURES

Pursuant to the requirements of Section 31 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts, on March 29, 2001.

                                           ARTIFICIAL LIFE, INC.



                                           By: /s/ Eberhard Shoneburg

                                           Eberhard Shoneburg
                                           President and Chief Executive Officer

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

/s/ Robert E. Pantano       Chief Financial Officer (Principal    March 29, 2001
-----------------------     financial and accounting officer)
Robert Pantano

/s/ Rolf Levenhagen         Director                              March 29, 2001
-----------------------
Rolf Levenhagen


/s/ Felix Widmer            Director                              March 29, 2001
-----------------------
Felix Widmer


/s/ Gerhard Zink            Director                              March 29, 2001
-----------------------
Gerhard Zink

                                   SIGNATURES

Pursuant to the requirements of Section 31 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Amended Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts, on April 20, 2001.

                                         ARTIFICIAL LIFE, INC.

                                         By:   /s/ Robert E. Pantano
                                               ---------------------

                                           Robert E. Pantano
                                           Chief Financial Officer (Principal
                                           financial and accounting officer)