Form 10-Q
period 2001-03-31
ARTIFICIAL LIFE INC
filed 2001-05-15
CIK 1070361

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

   OR

   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM     TO     .


                         COMMISSION FILE NUMBER 0-25075
                         ------------------------------

                             ARTIFICIAL LIFE, INC.
                             ---------------------
             (Exact name of Registrant as specified in its charter)


               DELAWARE                                04-3253298
               --------------------------------------------------
        (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)

                          FOUR COPLEY PLACE, SUITE 102
              BOSTON, MASSACHUSETTS                          02116
              ----------------------------------------------------
        (Address of principal executive offices)              (Zip Code)


                                 (617) 266-5542
                                 --------------
              (Registrant's telephone number, including area code)

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

                   Common Stock, $0.01 par value per share--
                     10,328,469 shares as of April 30, 2001

                             ARTIFICIAL LIFE, INC.


                               TABLE OF CONTENTS
                               -----------------


PART I:     FINANCIAL INFORMATION                                                                  PAGE NO.
                                                                                                   --------

ITEM 1.   UNAUDITED FINANCIAL STATEMENTS:

          Condensed Consolidated Balance Sheets - December 31, 2000
          and March 31, 2001........................................................................    1

          Condensed Consolidated Statements of Operations for
           the Three Months Ended March 31, 2000 and 2001...........................................    2

          Condensed Consolidated Statements of Stockholders'
           Equity (Deficit) for the Three Months Ended March 31, 2000
           and 2001.................................................................................    3

          Condensed Consolidated Statements of Cash Flows for
           the Three Months Ended March 31, 2000 and 2001...........................................    5

          Notes to Unaudited Condensed Consolidated Financial
           Statements...............................................................................    6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.......................................................    8

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK...............................................................................   13

PART II   OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS..........................................................................  13

ITEM 2    CHANGE IN SECURITIES.......................................................................  13

ITEM 3    DEFAULTS UPON SENIOR SECURITIES............................................................  13

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................... 13

ITEM 5   OTHER INFORMATION............................................................................ 13

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K............................................................. 13


PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
------------------------------

                             ARTIFICIAL LIFE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                   December 31,     March 31,
                                                                                       2000           2001
                                                                                   ------------   ------------
     ASSETS

Current assets:
 Cash and cash equivalents                                                         $    729,696   $     99,576
 Accounts receivable, trade, net of allowance for doubtful
  accounts of $2,152,070 in 2000 and $2,134,041 in 2001                               1,315,074        324,191
 Accounts receivable, affiliate                                                         207,766         34,818
 Due from officer/stockholder                                                            53,773         55,468
 Refundable foreign taxes                                                                81,949         47,961
 Prepaid expenses and other current assets                                              287,381        378,605
                                                                                   ------------   ------------
   Total current assets                                                               2,675,639        940,619
                                                                                   ------------   ------------

Property and equipment:
 Computer equipment                                                                   3,290,916      3,195,257
 Furniture and fixtures                                                                 806,885        772,039
 Leasehold improvements                                                                 642,445        597,465
 Office equipment                                                                       401,602        382,785
                                                                                   ------------   ------------
                                                                                      5,141,848      4,947,546
 Less accumulated depreciation and amortization                                       1,719,994      1,990,423
                                                                                   ------------   ------------
                                                                                      3,421,854      2,957,123
                                                                                   ------------   ------------
Other assets:
 Costs in excess of fair value of net assets acquired, net of accumulated
  amortization of $33,493 in 2000 and $40,658 in 2001                                    52,482         45,317
 Capitalized software development costs, net of accumulated
  amortization of $964,140 in 2000 and $1,135,084 in 2001                               500,984        330,040
 Investments in unconsolidated subsidiaries                                             250,000        250,000
 Deposits and other assets                                                               62,046         69,631
                                                                                   ------------   ------------
                                                                                        865,512        694,988
                                                                                   ------------   ------------

TOTAL ASSETS                                                                       $  6,963,005   $  4,592,730
                                                                                   ============   ============

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Bank credit lines                                                                 $         --   $    608,778
 Accounts payable                                                                     2,169,086      2,317,257
 Note payable - officer/stockholder                                                          --        485,000
 Deferred revenue                                                                       289,554        317,004
 Accrued expenses                                                                     1,087,587      1,401,208
                                                                                   ------------   ------------
   Total current liabilities                                                          3,546,227      5,129,247
                                                                                   ------------   ------------

Commitments and contingencies
Stockholders' equity (deficit):
 Preferred stock, $.01 par value; 5,000,000 shares
  authorized, no shares issued and outstanding                                               --             --
 Common stock, $.01 par value; 30,000,000 shares authorized,
  10,303,469 shares issued and outstanding in 2000 and 10,328,469 shares issued
  shares issued and outstanding in 2001                                                 103,035        103,285
 Additional paid-in capital                                                          25,379,538     25,667,383
 Notes receivable from stockholders                                                    (198,301)      (203,216)
 Accumulated deficit                                                                (21,493,775)   (25,557,569)
 Accumulated other comprehensive loss                                                  (373,719)      (546,400)
                                                                                   ------------   ------------
   Total stockholders' equity (deficit)                                               3,416,778       (536,517)
                                                                                   ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                               $  6,963,005   $  4,592,730
                                                                                   ============   ============

See accompanying notes to unaudited condensed consolidated financial statements.

                             ARTIFICIAL LIFE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  Three-month Period Ended
                                                         March 31,
                                                  --------------------------
                                                      2000          2001
                                                  -----------   -----------

Revenues:
  Software license agreements                     $   793,860   $   225,381
  Application services and other                      727,344     1,215,662
                                                  -----------   -----------


                                                    1,521,204     1,441,043
                                                  -----------   -----------

Operating expenses:
   General and administrative                       1,416,207     1,973,564
   Engineering and cost of sales                    1,723,412     2,243,147
   Research and development                           210,008       151,283
   Sales and marketing                                796,009     1,077,955
   Provision for doubtful accounts                         --        31,947
                                                  -----------   -----------


    Total operating expenses                        4,145,636     5,477,896
                                                  -----------   -----------

    Loss from operations                           (2,624,432)   (4,036,853)

Other income (expenses):
   Foreign exchange loss                              (40,350)      (17,691)
   Equity in loss of unconsolidated subsidiary       (240,143)           --
   Interest income                                     28,137         7,278
   Interest expense                                   (14,547)      (16,528)
                                                  -----------   -----------

Loss before provision for income taxes             (2,891,335)   (4,063,794)

Provision for income tax                                   --            --
                                                  -----------   -----------

Net loss                                          $(2,891,335)  $(4,063,794)
                                                  ===========   ===========

Basic and diluted net loss per share                   $(0.29)       $(0.39)

Weighted average shares outstanding
 used in per share calculation                      9,978,442    10,321,525

See accompanying notes to unaudited condensed consolidated financial statements.

                             ARTIFICIAL LIFE, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (UNAUDITED)


                                     Comprehensive         Preferred Stock          Common Stock
                                         Income      ------------------------------------------------
                                         (Loss)          Shares       Amount     Shares      Amount
                                     --------------  ---------------  ------  ------------  ---------

Balance at December 31, 1999                                      --   $  --     9,863,415   $ 98,634

Issuance of common stock                                          --      --       380,000      3,800

Repayment of notes receivable
  from stockholders net of
  increases for accrued interest                                  --      --            --         --

Stock options issued for services
  rendered                                                        --      --            --         --

Comprehensive loss:

Net loss                               $(2,891,335)               --      --            --         --

Foreign currency translation
  adjustment                               (53,457)
                                       -----------               ----  -----    ----------   --------

     Total comprehensive loss          $(2,944,792)
                                       ===========

Balance at March 31, 2000                                          --  $  --    10,243,415   $102,434
                                                                 ====  =====    ==========   ========

Balance at December 31, 2000                                       --  $  --    10,303,469   $103,035

Issuance of common stock                                           --     --        25,000        250

Accrued interest on note
  receivable from stockholder                                      --     --            --         --

Stock options issued for services
  rendered                                                         --     --            --         --

Comprehensive loss:

Net loss                               $(4,063,794)                --     --            --         --

Foreign currency translation
  adjustment                              (172,681)
                                       -----------               ----  -----    ----------   --------

     Total comprehensive loss          $(4,236,475)
                                       ===========

Balance at March 31, 2001                                          --  $  --    10,328,469   $103,285
                                                                 ====  =====    ==========   ========

                                                                               Accumulated         Total
                               Additional                                         Other        Stockholders'
                                 Paid-in         Notes         Accumulated    Comprehensive        Equity
                                 Capital       Receivable         Deficit         Loss           (Deficit)
                              ------------  ---------------  ---------------  --------------   ------------

Balance at December 31,
 1999                          $15,563,784   $  (749,981)    $ (8,905,480)      $ (85,908)     $ 5,921,049

Issuance of common stock         9,548,700    (5,145,000)              --              --        4,407,500


Repayment of notes
 receivable
  from stockholders net of
  increases for accrued
   interest                             --       745,995               --              --          745,995

Stock options issued for
 services
  rendered                          38,095            --               --              --           38,095

Comprehensive loss:

Net loss                                --            --       (2,891,335)             --       (2,891,335)

Foreign currency
 translation
  adjustment                                                                      (53,457)         (53,457)
                              ------------  -------------    -------------    --------------   ------------

 Total comprehensive loss

Balance at March 31, 2000      $25,150,579  $ (5,148,986)    $(11,796,815)      $(139,365)     $ 8,167,847
                              ============  =============    =============    ==============   ============

Balance at December 31,
 2000                          $25,379,538  $   (198,301)    $(21,493,775)      $(373,719)     $ 3,416,778

Issuance of common stock           249,750            --               --              --          250,000

Accrued interest on note
 receivable
  from stockholder                      --        (4,915)              --              --           (4,915)

Stock options issued for
 services
  rendered                          38,095            --               --              --           38,095

Comprehensive loss:

Net loss                                --            --       (4,063,794)             --       (4,063,794)

Foreign currency
 translation
  adjustment                                                                     (172,681)        (172,681)
                              ------------  -------------    -------------  --------------     ------------
     Total comprehensive
      loss
Balance at March 31, 2001      $25,667,383  $   (203,216)    $(25,557,569)      $(546,400)     $  (536,517)
                              ============  =============    =============  ==============     ============


See accompanying notes to unaudited condensed consolidated financial statements.

                             ARTIFICIAL LIFE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                   Three month period ended March 31,
                                                                           2000          2001
                                                                       -----------   -----------

Cash flows from operating activities:
  Net loss                                                             $(2,891,335)  $(4,063,794)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
  Depreciation and amortization                                            347,669       525,813
  Equity in loss of unconsolidated subsidiary                              240,143            --
  Intercompany profit elimination                                           66,430            --
  Interest income accrued on notes receivable from stockholders            (11,884)       (4,915)
  Stock options issued for services rendered                                38,095        38,095
  (Increase) decrease in accounts receivable, affiliates                   (90,157)      149,693
  Decrease in accounts receivable, trade                                   161,975       945,786
  Increase in due to/from officer/stockholders                             (29,309)       (5,450)
  Increase in prepaid expenses and other assets                            (53,487)      (83,379)
  Increase (decrease) in accounts payable and accrued expenses            (193,801)      598,264
  Increase in deferred revenue                                              15,970        28,720
                                                                       -----------   -----------

                 Net cash used by operating activities                  (2,399,691)   (1,871,167)
                                                                       -----------   -----------

Cash flows from investing activities:
  Purchases of property and equipment                                     (263,256)      (49,918)
  Expenditures for capitalized software development costs                  (76,156)           --
                                                                       -----------   -----------

                Net cash used by investing activities                     (339,412)      (49,918)
                                                                       -----------   -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock and warrants                    4,407,500       250,000
  Proceeds from note payable - officer/stockholder                              --       485,000
  Proceeds from notes receivable from stockholders                         757,879            --
  Proceeds from bank credit lines                                               --       608,778
                                                                       -----------   -----------

               Net cash provided by financing activities                 5,165,379     1,343,778
                                                                       -----------   -----------

Effect of exchange rate changes on cash                                    (16,426)      (52,813)
                                                                       -----------   -----------

Net increase (decrease) in cash and cash equivalents                     2,409,850      (630,120)

Cash and cash equivalents at beginning of period                         2,592,388       729,696
                                                                       -----------   -----------

Cash and cash equivalents at end of period                             $ 5,002,238   $    99,576
                                                                       ===========   ===========

Supplemental disclosure of cash flow information:
  Interest paid                                                        $     2,663   $    16,528
  Note receivable received and stock subscriptions from issuance of
    common stock and warrants                                            5,031,250            --
  Note receivable received upon exercise of stock options                  113,750            --

See accompanying notes to unaudited condensed consolidated financial statements.

                             ARTIFICIAL LIFE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                       THREE MONTHS ENDED MARCH 31, 2001



1.   BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements of Artificial Life, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statement presentation. The consolidated financial statements include the accounts of Artificial Life, Inc., and its wholly-owned subsidiaries: Artificial Life Schweiz AG ("ALife Schweiz"), Artificial Life Deutschland AG, Artificial Life Ventures, Inc., Artificial Life USA, Inc., Artificial Life Mobile Computing, Inc. (formed on April 14, 2000), Artificial Life Asia Limited (formed in August
2000), and Artificial Life Rus Ltd., the wholly-owned subsidiary of ALife Schweiz. All significant intercompany balances and transactions have been eliminated in consolidation.

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

2.   NEED FOR ADDITIONAL FINANCING

  In 2000, the Company continued to incur losses from operations, and has partially funded these losses through three private placements of Common Stock totaling $8.9 million. The Company has continued to incur losses in the first quarter of 2001 and the Company does not anticipate achieving profitability until the second half of 2001. The Company's continued losses have severely impacted the Company's liquidity and cash position. For this reason, the Company has commenced the implementation of a significant cost reduction program, has begun to review the consolidation of its European operations, and has begun efforts to sell intellectual property for direct use into third-party systems. The Company was unable to pay its Russian operation's monthly payroll liability due February, March, and April 2001. These combined payroll liabilities amounted to approximately $500,000. The Company is currently negotiating the divestiture of its Russian operation, whereby the buyer may assume all outstanding liabilities as part of the transaction. In addition, the Company has not yet paid its April 2001 payroll liabilities in Germany, Switzerland and Hong Kong, amounting to approximately $500,000. Furthermore, the Company has not paid its Chief Executive Officer his salary earned to date in 2001. In order to fund its cash needs for 2001, the Company has taken steps to reduce operating costs, including, a reduction of staffing and the negotiation of the divestiture of its Russian operation. In addition, in 2001, the Company's Chief Executive Officer advanced $485,000 to the Company during the first quarter and an additional $600,000 during the second quarter for a total of $1,085,000. The advances are being converted into an interest bearing term loan and, in part, may be converted into equity. The Company also obtained approximately $609,000 of overdraft financing with its banks in Germany and Switzerland. Without obtaining additional financing or capital, the Company will not have sufficient resources to fund its operations through 2001. To that end, the Company entered into an irrevocable stock purchase agreement with Bluefire Capital, Inc. (Bluefire), a Cayman Island Corporation, on March 22, 2001, to provide the Company with equity financing. Bluefire has committed to purchase up to $13,000,000 of common shares over the course of three years, and such amount may increase if certain conditions are met. The ability to raise funds through this equity facility and the number and amount of each equity transaction available under the facility are subject to certain conditions at the time of each sale of the Company's Common Stock. The Company does not believe that the financing that will become available from this equity facility upon the effectiveness of its registration statement will be sufficient (based on the volume and share price calculation determining the draw down amounts) to fund its operations through 2001. The Company is continuing to pursue short-term borrowings and other direct share placement opportunities to meet its anticipated liquidity shortfalls. The Company cannot assure that it will be able to complete this or any other financing or that such financings will be adequate to meet the Company's needs.

  These factors create a substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.   NET LOSS PER SHARE

  Basic net loss per share is calculated based on the weighted average number of common shares outstanding for the three month periods ended March 31, 2000 and 2001. Basic and diluted net loss per share are the same, since the effect of inclusion of all common stock equivalents would be anti-dilutive.

4.   COMMON STOCK

  In January 2001, the Company issued 25,000 common shares in connection with a private placement. The total proceeds to the Company amounted to $250,000 and were received in cash.

5.  ADVANCES FROM STOCKHOLDER

  In the first quarter of 2001, the Company's Chief Executive Officer, a major stockholder of the Company, advanced $485,000 to the Company. The advance bears interest at 10%, is unsecured and is due on demand. Interest expense on this advance amounted to $6,127 for the period ended March 31, 2001. Furthermore, the Company's Chief Executive Officer advanced an additional $600,000 to the Company during the second quarter of 2001 for a total of $1,085,000.

6.   BANK CREDIT LINES

  The Company obtained approximately $609,000 of overdraft financing with its banks in Germany and Switzerland. The credit lines bear interest from 7-11% and are due commencing on May 31, 2001.

7.   SEGMENT INFORMATION

  The Company, whose operations consist of a single line of business, develops, markets and supports "intelligent software robots," software programs that the Company designs to automate and simplify time-consuming and complex business-related Internet functions.

  At March 31, 2001, the Company had operations located outside the United States in Switzerland, Russia, Germany, and Asia.

  Other financial data for the three months ended March 31, 2001, is as follows:

                                 United                        Russian
                                 States      Switzerland     Federation    Germany         Asia       Eliminations       Total
                               ----------    -----------     ----------   ---------     ---------     ------------     ----------

Revenues from external
     customers                 $   837,645    $  170,829     $       -    $ 432,569     $       -     $          -     $ 1,441,043

Intersegment revenue                97,612        68,790        542,988     126,868             -         (836,258)              -
Interest income                     92,564           167              -       1,208             -          (86,661)          7,278
Interest expense                     6,515        50,459            549      45,666             -          (86,661)         16,528
Depreciation and amortization
     expense                       297,972        99,606         64,299      56,512           259            7,165         525,813
Income tax expense                       -             -              -           -             -                -               -
Net loss                        (2,180,224)     (936,403)      (233,694)   (573,104)     (133,204)          (7,165)     (4,063,794)
Investment in unconsolidated
     subsidiary                    250,000             -              -           -             -                -         250,000
Expenditures for property
     and equipment                       -        24,224         12,605       3,763         9,326                -          49,918
Identifiable Assets              9,662,987     1,016,632        924,050     904,231        26,016       (7,941,186)      4,592,730

8.   CONTINGENCY

  During 2000, Artificial Life Rus, the Company's Russian research and development arm, was assessed approximately $440,000 by the Tax Inspection for the Central Region of St. Petersburg (TICRP), in connection with additional value added and profit taxes. Artificial Life Rus appealed the assessment to the St. Petersburg Court, and on February 26, 2001 received a favorable decision from the Court. On March 16, 2001 the TICRP appealed the Court's decision. The Company was notified on April 26, 2001, that it had prevailed in the appeal. There is one remaining avenue of appeal for the TICRP. In addition, in March 2001, Artificial Life Rus received notice that the TICRP intends to make an additional assessment of approximately $163,500 for additional value added and profit taxes. The Company intends to vigorously challenge this appeal and any additional tax assessment and management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position. Therefore, no provision for any additional taxes incurred as a result of this matter have been provided for in the Company's financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
--------------

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q may contain forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Such statements are based on management's current assumptions and expectations and are subject to a number of factors and uncertainties which could cause actual results or business conditions to differ materially from those anticipated in the forward-looking statements. There can be no assurance that actual results will not differ materially from those described in such statements because of various factors that may cause or contribute to such differences, including but not limited to, those risks described in the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31,2000. Such factors also include, but are not limited to: the Company's current liquidity and cash position and ability to raise additional financing or capital; limited revenues generated by the Company; the Company's dependence on the growth in demand for agent-based software products, such as the Company's suite of SmartBot products; competition with more established software companies; market acceptance of the Company's software robot products; the Company's ability to maintain its compliance with applicable continued listing requirements on Nasdaq; the Company's ability to minimize design defects, software errors, misuse of the Company's products, incorrect data from external sources and other potential problems which may be out of the Company's control; the Company's ability to remain competitive by enhancing existing products, developing new products and technologies that address the increasingly sophisticated and varied needs of its customers and by responding to technological advances and emerging industry standards and practices on a cost-effective and timely basis; the ability of the Company to retain its key employees; the Company's dependence on third party contractors to complete portions of its development work; certain risks associated with sales in foreign markets, including political and economic instability, restrictive trade policies of foreign governments, local economic conditions in foreign markets, potentially adverse tax consequences and the burdens on customers of complying with a variety of applicable laws; the Company's dependence on continued growth of the Internet and online commerce; the Company's ability to protect its intellectual property and other proprietary rights; the Company's ability to raise additional financing, as necessary; the Company's ability to establish and maintain brand identity; the management of the Company's foreign operations; the success by the Company in identifying and licensing third party voice recognition software which will be compatible with its products; the impact of government regulations; and, general economic conditions.

OVERVIEW

The Company was incorporated in Delaware in November 1994 as Neurotec International Corp., a wholly-owned subsidiary of Neurotec GmbH, a German multimedia and Internet solutions company owned by Eberhard Schoneburg, the Company's President, Chief Executive Officer and Chairman, and two corporate investors: a major German retailer and an industrial conglomerate. In July 1997, Mr. Schoneburg sold all of his shares of Neurotec GmbH to the two remaining stockholders and contemporaneously purchased 100% of the shares of Neurotec International Corp. (the "Management Buyout"). In August 1997, the Company changed its name to Artificial Life, Inc.

Following the Management Buyout, the Company's management made the strategic decision to shift the Company's primary business focus from providing software consulting services to the development, marketing and support of its ALife suite of SmartBot software products. Management's decision to shift the Company's primary business focus has had and will likely continue to have an adverse effect on the Company's results of operations in the near term. The Company expects that an increasing percentage of its future revenues will be derived from sales and services associated with its SmartBot software products and that revenues from its consulting business, as a percentage of gross revenues, will significantly decrease over time. Through 1998, the Company's major source of revenue has been its software consulting services, and the Company has generated minimal revenue from the sale of its SmartBot software products.

However, in 1999, the Company realized significant software license revenue. Further, license revenues as a percentage of overall revenues increased from 1999 to 2000. The Company has evaluated its current needs with regard to its research and development requirements as it transitions into a more sales and marketing oriented organization and has determined that it will need to devote fewer resources to engineering activities in the future. As a result, research and development costs are expected to decrease significantly in the second half of 2001 as the Company implements its strategy in this area. The Company is currently negotiating the divestiture of its ownership interest in Artificial Life Rus Ltd.

Sales and marketing capabilities associated with the anticipated sale of the Company's SmartBot products are expected to increase as a result of this transition. However, as a result, overall operating expenses are not expected to increase significantly going forward. The Company expects to continue to incur losses and generate negative cash flow from operations until the second half of 2001. The Company's continued losses have severely impacted the Company's liquidity and cash position. To the extent that the Company's product development, marketing and sales efforts do not result in commercially successful products that generate significant net revenues, the Company will be materially adversely affected. There can be no assurance that the Company will ever generate sufficient revenues from the sale of its products or associated services to achieve or maintain profitability.

In addition, as a result of the Company's transition in its primary business focus from software consulting to product development, marketing and support, its research and development expenditures, excluding amounts included in capitalized software development costs, increased from $0 in 1997 to $446,317 in 1998, $666,046 in 1999 and $ 1,172,975 in 2000. This increase is due to the fact that prior to 1998, all research and development expenditures were related to consulting services for which the Company was reimbursed by its customers and thus, such expenditures are included in engineering expenses in its financial statements through December 31, 1997. Conversely, during 1999 and 2000, due to the Company's shift in business focus, the Company had the majority of its employees engaged in the research and development of its SmartBot products.

Because the Company has shifted its primary business focus from software consulting to product development, marketing and support, results of operations to date are not reflective of its business prospects going forward. Moreover, the Company expects to experience significant fluctuations in its future operating results due to a variety of factors. Factors that may affect the Company's operating results include the success of product development, the amount of software consulting undertaken in the future, market acceptance of the Company's products, frequency and timeliness of new product releases, success of strategic alliances, the mix of product and service sales, the Company's response to competitive pressure and its ability to attract and retain qualified personnel. Gross profit margins will vary from product to product and between products and services and although the Company may have some ability to affect its products and services mix, the Company's sales mix may vary from period to period and the Company's gross margins will fluctuate accordingly.


RESULTS OF OPERATIONS

In fiscal year 2000, license revenues increased in the aggregate and as a percentage of overall revenues and the Company's client base expanded. This is consistent with the change in the Company's business strategy towards product development and license sales.

The Company's principal source of revenue from inception through May 1998 was from the provision of software consulting services. From inception through July 3, 1997, the preponderance of those revenues were generated by subcontracts issued from the Company's former parent company and affiliates thereof, all of which revenues ceased shortly after the Management Buyout. Of the non-related party revenues, most were derived from the Company's long-term consulting contract with its major domestic client. This consulting contract started in late 1996 and concluded in May 1998.

During the fourth quarter of 1997, the Company began evaluating the addition of software product development to its core business of providing software consulting services. The Company commenced software development plans while it continued to provide software consulting services under its existing contracts and to seek new consulting contracts. In the first quarter of 1998, the Company began software development activities while continuing to service its one existing consulting contract. During this time, the Company limited its efforts in seeking new consulting contracts as it began to shift its primary business focus to software development. During the second quarter of 1998, when the Company's major domestic consulting contract ended, the Company focused a substantial portion of its available resources on product development. This change in focus resulted in the realization of the Company's first significant software license revenue in the fiscal year ended 1999. In 2000, license revenues increased in both real and relative terms.

THREE MONTHS ENDED MARCH 31,2001 COMPARED TO THREE MONTHS ENDED MARCH 31,2000

REVENUES: Revenues for the quarter ended March 31, 2001 were $1,441,043 as compared to $1,521,204 for the quarter ended March 31, 2000. The decrease of $80,161 or 5.27% was primarily due to a longer sales cycle needed for the products being sold, the general business climate, and the Company's ability to obtain necessary funding.

ENGINEERING AND COST OF SALES: These costs generally consist of salary and payroll tax expenses, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which the Company derives its revenues. Engineering expenses for the quarter ended March 31, 2001 were $2,243,147 as compared to $1,723,412 for the quarter ended March 31,2000. The increase of $519,735 or 30.16% was primarily due to the addition of personnel and infrastructure associated with the anticipated growth that the Company had expected after the first quarter of 2000. The significant increases included salaries and benefits of $342,000, consulting expenses of $106,000 and occupancy expense of $45,000.

RESEARCH & DEVELOPMENT: Research and Development expenses are similar in nature to engineering expenses, but they relate to products in their initial stage and are anticipated to generate revenue at a later date. Research and Development expenses for the quarter ended March 31, 2001 were $151,283 as compared to $210,008 for the quarter ended March 31, 2000. The decrease of $58,725 or 27.96% is primarily due to the advanced developmental stage that a majority of the Company's products have reached and the Company's increased emphasis on these products rather than the development of new products. Significant decreases were salaries and benefits of $42,000,and professional affiliations of $16,000.

GENERAL AND ADMINISTRATIVE: General and Administrative expenses consist of salary and payroll tax expenses of administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and Administrative expenses for the quarter ended March 31, 2001 were $1,973,564 as compared to $1,416,207 for the quarter ended March 31, 2000. The increase of $557,357 or 39.36% was due primarily to the establishment of the Company's international administrative infrastructure. Significant increases were as follows: salaries and benefits of $153,000, accounting fees of $28,000, recruiting fees of $110,000, occupancy expense of $50,000, communication expense of $50,000, consulting expense of $123,000 and an increase in other office expenses of approximately $75,000.

SALES AND MARKETING: Sales and Marketing expenses consist of salary and payroll tax expenses of sales and marketing personnel, costs relating to marketing materials, promotional videos, advertising, trade show related expense and public relations activities. Sales and Marketing expenses for the quarter ended March 31, 2001 were $1,077,955 compared to $796,009 for the quarter ended
March 31, 2000. The increase of $281,946 or 35.42% was primarily due to the sales and marketing effort to promote the Company's products. Significant increases were as follows: salaries and benefits of $176,000, sales conferences and trade shows of $85,000 and public relations expense of $40,000.

NET LOSS: Net Loss for the quarter ended March 31, 2001 was $4,063,794 as compared to $2,891,335 for the quarter ended March 31, 2000. This increase of $1,172,459 or 40.55% was due to a longer than anticipated sales cycle, the general business climate, and the continued buildup of the Company's infrastructure in the United States, Europe and Asia, which occurred in 2000. These increases were offset by a reduction in equity in loss of unconsolidated subsidiary of $240,143 as the carrying value of this investment had been reduced to zero at December 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

Overview

From inception through July 3, 1997, the Company funded its operations primarily through initial equity investments in 1994 and 1995 totaling $500,000 and net income from operations. Subsequent to July 3, 1997, the Company incurred operating losses in connection with its transition from software consulting to product development, marketing and sales. These losses have been funded to date by a private placement of Non-Voting Common Stock of $181,367, the net proceeds of which the Company received in June 1998 and a private placement of 824,000 shares of Common Stock which raised $3,946,481 in net proceeds. In December 1998, the Company received $9,302,773 net proceeds from its initial public offering. During 1999, option holders of the Company exercised options netting the Company approximately $1,300,000, which was received in 1999 and the first quarter of 2000. In February 2000, the Company concluded two private placements of Common Stock. Both transactions occurred at purchase prices that were at a premium to the average closing price for five days prior to the transaction date. The first transaction netted $2,562,500 to the Company in exchange for 102,500 common shares; the second transaction netted $1,550,000 to the Company in exchange for 50,000 common shares. In March 2000, the Company concluded another private placement of Common Stock. The transaction occurred at a purchase price that was at a premium to the average closing price for the five days prior to the transaction date. The transaction netted $4,856,250 to the Company in exchange for 150,000 common shares and 75,000 warrants. In January 2001, the Company issued 25,000 common shares to a private individual in connection with a private placement. The total proceeds to the Company amounted to $250,000. Costs related to these private placements were immaterial. The Company's requirements for additional capital will depend on many factors, including but not limited to, the progress and costs associated with its research and development activities, production costs and sales, marketing and promotional programs, establishment of foreign operations and the levels of revenues achieved through the sale of the Company's SmartBot suites of products.

In 2000, the Company continued to incur losses from operations, and has partially funded these losses through three private placements of Common Stock totaling $8.9 million. The Company has continued to incur losses in the first quarter of 2001 and the Company does not anticipate achieving profitability until the second half of 2001. The Company was unable to pay its Russian operation's monthly payroll liability due February, March, and April 2001. These combined payroll liabilities amounted to approximately $500,000. The Company is currently negotiating the divestiture of its Russian operation, whereby the buyer may assume all outstanding liabilities as part of the transaction. In addition, the Company has not yet paid its April payroll liabilities in Germany, Switzerland, and Hong Kong, amounting to approximately $500,000. Furthermore, the Company has not paid its Chief Executive Officer his salary earned to date in 2001. The Company's continued losses have severely impacted the Company's liquidity and cash position. In order to fund its cash needs for 2001, the Company has taken steps to reduce operating costs, including a reduction of staffing and the negotiation of the divestiture of its Russian operation. In addition, in 2001, the Company's Chief Executive Officer advanced $485,000 to the Company during the first quarter and an additional $600,000 during the second quarter for a total of $1,085,000. The advances are expected to be converted into an interest-bearing term loan and, in part, may be converted into equity. The Company also obtained approximately $609,000 of overdraft financing with its banks in Germany and Switzerland. Without obtaining additional financing or capital, the Company will not have sufficient resources to fund its operations through 2001. To that end, the Company has entered into an irrevocable stock purchase agreement with Bluefire Capital, Inc. (Bluefire), a Cayman Island Corporation, on March 22, 2001, to provide the Company with equity financing as more fully described below. The Company does not believe that the financing that will become available from this equity facility upon the effectiveness of its registration statement will be sufficient (based on the volume and share price calculation determining the draw down amounts) to fund its operations through 2001. The Company is continuing to pursue short-term borrowings and other direct share placement opportunities to meet its anticipated liquidity shortfalls. The Company cannot assure that it will be able to complete this or any other financing or that such financings will be adequate to meet the Company's needs.

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

   c) At each Draw Down, the Company may specify a threshold price representing the lowest price at which the Company will sell its Common Stock;

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

Other

The Company leases office and other space and certain office equipment under various non-cancelable leases. Minimum annual lease payments, exclusive of additional operating costs, for the years ended December 31, 2001, 2002, 2003, 2004, 2005 and 2006 are approximately $1,125,000, $1,138,000, $1,138,000,
$908,000, $573,000 and $118,000, respectively.

The Company has an employment agreement with its President, Chief Executive Officer and Chairman. The agreement is three years in length, expiring in September 2001, and provides for a minimum base salary. The agreement includes severance payments under certain conditions of approximately 300% of annual compensation. In addition, the Company's President, Chief Executive Officer and Chairman is entitled to receive an annual incentive bonus of 3% of the the Company's profits from operations.

In May 1999, the Company entered into a joint venture with an international retailer in the field of e-commerce. The main focus of this joint venture is to sell consumer goods over the Internet using deep discounts and high volume, both in terms of transactions and web visits. As part of the transaction, the Company licensed its SmartBot technology to the joint venture. In addition, the Company provided products and software development and consulting services to the joint venture and receive payments therefor. The partner in the joint venture will be responsible for using its purchasing relationships to obtain certain consumer products which will be sold on the joint venture's e-commerce Website. The Company allocated up to $2,150,000 of the proceeds from its initial public offering to purchase its 50% interest in this joint venture and to meet its obligations to contribute additional capital to the joint venture. As of March 31, 2001, the Company had made a total investment of $1,932,169 in the joint venture. In the first quarter of 2001, the Company, by electing not to participate in an additional round of financing, reduced its interest in the joint venture to 19.9%.

The Company has incurred losses for income tax purposes for fiscal years 1998, 1999, and 2000. These losses will be available to carry forward and reduce income taxes, if any, in future periods.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
---------------------------------------------------------------------

The Company maintains its cash and cash equivalents in checking, savings, and money market accounts. Approximately 5% of these deposits are denominated in U.S. dollars. At March 31, 2001, approximately 90% of these deposits were denominated in Euros. Deposits in both fixed rate and floating rate interest accounts carry a degree of interest rate risks. Fixed rate deposits may be adversely impacted due to a rise in interest rates, while floating rate deposits may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future interest income may fall short of expectations due to changes in interest rates. The cash denominated in non-U.S. currency units is subject to exchange risks as well as interest rate risks. The Company believes that a hypothetical 10% increase or decrease in either interest or exchange rates, however, would not have a material adverse effect on its financial condition. The Company does not hold derivative financial instruments, derivative commodity investments or other financial investments or engage in foreign currency hedging or other transactions that expose it to material market risk.


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
---------------------------

During 2000, Artificial Life Rus, the Company's Russian research and development arm, was assessed approximately $440,000 by the Tax Inspection for the Central Region of St. Petersburg (TICRP), in connection with additional value added and profit taxes. Artificial Life Rus appealed the assessment to the St. Petersburg Court, and on February 26, 2001 received a favorable decision from the Court.
On March 16, 2001 the TICRP appealed the Court's decision. The Company was notified on April 26, 2001, that it had prevailed in the appeal. There is one remaining avenue of appeal for the TICRP. In addition, in March 2001, Artificial Life Rus has received notice that the TICRP intends to make an additional assessment of approximately $163,500 for additional value added and profit taxes. The Company intends to vigorously challenge this appeal and any additional tax assessment and management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial position. Therefore, no provision for any additional taxes incurred as a result of this matter have been provided for in the Company's financial statements.


ITEM 2.  CHANGE IN SECURITIES
------------------------------

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
-----------------------------------------

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

None.


ITEM 5.  OTHER INFORMATION
---------------------------

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

      (a)    Exhibits.

             None.

      (b)    Reports on Form 8-K.

             On March 27, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing that it had entered into an irrevocable stock purchase agreement with Bluefire Capital, Inc., a Cayman Island Corporation, on March 22, 2001, to provide the Company with an equity based financing facility.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts, on May 15, 2001.


                           ARTIFICIAL LIFE, INC.
                           ---------------------
                           (Registrant)


                           By:  /s/ Eberhard Schoneburg
                                -----------------------

                           Eberhard Schoneburg
                           Chairman, President &
                            Chief Executive Officer
                           (Principal Executive Officer)

                           By:  /s/ Robert E. Pantano
                                ---------------------

                           Robert E. Pantano
                           Chief Financial Officer
                           (Principal Financial Officer)