Form 10-Q
period 2001-06-30
ARTIFICIAL LIFE INC
filed 2001-08-14
CIK 1070361

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

  (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the quarterly period ended June 30, 2001

  OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from ____ to ____.


                         COMMISSION FILE NUMBER 0-25075
                         ------------------------------

                              ARTIFICIAL LIFE, INC.
                              ---------------------
             (Exact name of Registrant as specified in its charter)


               DELAWARE                                04-3253298
               --------------------------------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)

                          885 THIRD AVENUE, SUITE 2921
               NEW YORK, NEW YORK                          10022
               -------------------------------------------------
        (Address of principal executive offices)         (Zip Code)


                                 (212) 829-4386
                                 --------------
              (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 8, 2001, the registrant had 10,728,469 shares of common stock, par value $0.01 par value per share, outstanding.

                             ARTIFICIAL LIFE, INC.


                               TABLE OF CONTENTS
                               -----------------


PART I:                      FINANCIAL INFORMATION                    PAGE NO.
           ---------------------------------------------------------  --------

ITEM 1.    UNAUDITED FINANCIAL STATEMENTS:

           Condensed Consolidated Balance Sheets - December 31, 2000
           and June 30, 2001........................................         1

           Condensed Consolidated Statements of Operations for
           the Three and Six Months Ended June 30, 2000 and 2001....         2

           Condensed Consolidated Statements of Stockholders'
           Equity (Deficit) for the Six Months Ended June 30,
           2000 and 2001............................................         3

           Condensed Consolidated Statements of Cash Flows for
           the Six Months Ended June 30, 2000 and 2001..............         4

           Notes to Unaudited Condensed Consolidated Financial
           Statements...............................................         5

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS......................         9

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK..............................................        14

PART II    OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS........................................        14

ITEM 2     CHANGE IN SECURITIES.....................................        15

ITEM 3     DEFAULTS UPON SENIOR SECURITIES..........................        15

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......        15

ITEM 5     OTHER INFORMATION........................................        15

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K.........................        15


PART I   FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS
------------------------------
                             ARTIFICIAL LIFE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS

                                                                                         December 31,          June 30,
                                                                                             2000                2001
                                                                                        ----------------    ---------------
Current assets:
    Cash and cash equivalents                                                               $   729,696        $    29,993
    Accounts receivable, trade, net of allowance for doubtful
         accounts of $2,152,070 in 2000 and $1,924,690 in 2001                                1,315,074             48,300
    Accounts receivable, affiliate                                                              207,766                  -
    Due from officer/stockholder                                                                 53,773                  -
    Refundable foreign taxes                                                                     81,949                  -
    Prepaid expenses and other current assets                                                   287,381             36,454
                                                                                        ----------------    ---------------

              Total current assets                                                            2,675,639            114,747
                                                                                        ----------------    ---------------

Property and equipment:
    Computer equipment                                                                        3,290,916            615,186
    Furniture and fixtures                                                                      806,885                  -
    Leasehold improvements                                                                      642,445                  -
    Office equipment                                                                            401,602              2,001
                                                                                        ----------------    ---------------

                                                                                              5,141,848            617,187
    Less accumulated depreciation and amortization                                            1,719,994            259,820
                                                                                        ----------------    ---------------

                                                                                              3,421,854            357,367
                                                                                        ----------------    ---------------

Other assets:
    Costs in excess of fair value of net assets acquired, net of accumulated
         amortization of $33,493 in 2000 and $47,823 in 2001                                     52,482             38,153
    Capitalized software development costs, net of accumulated
         amortization of $964,140 in 2000 and $1,051,105 in 2001                                500,984            187,270
    Investments in unconsolidated subsidiaries                                                  250,000            250,000
    Deposits and other assets                                                                    62,046             12,038
                                                                                        ----------------    ---------------

                                                                                                865,512            487,461
                                                                                        ----------------    ---------------

    TOTAL ASSETS                                                                            $ 6,963,005        $   959,575
                                                                                        ================    ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
    Accounts payable                                                                        $ 2,169,086       $  1,664,084
    Advances from stockholder                                                                         -          1,085,000
    Due to officer/stockholder                                                                        -            106,924
    Deferred revenue                                                                            289,554            232,475
    Accrued expenses                                                                          1,087,587            565,015
                                                                                        ----------------    ---------------

              Total current liabilities                                                       3,546,227          3,653,498
                                                                                        ----------------    ---------------

Commitments and contingencies
Stockholders' equity (deficit):
    Preferred stock, $.01 par value; 5,000,000 shares
         authorized, no shares issued and outstanding                                                 -                  -
    Common stock, $.01 par value; 30,000,000 shares authorized,
         10,303,469 shares issued and outstanding in 2000 and 10,728,469
         shares issued and outstanding in 2001                                                  103,035            107,285
    Additional paid-in capital                                                               25,379,538         26,157,394
    Notes receivable from stockholders                                                         (198,301)          (107,613)
    Accumulated deficit                                                                     (21,493,775)       (28,850,989)
    Accumulated other comprehensive loss                                                       (373,719)                 -
                                                                                        ----------------    ---------------

              Total stockholders' equity (deficit)                                            3,416,778         (2,693,923)
                                                                                        ----------------    ---------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                    $ 6,963,005       $    959,575
                                                                                        ================    ===============


See accompanying notes to unaudited condensed consolidated financial statements.

                             ARTIFICIAL LIFE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                            Three-months ended June 30,              Six-months ended June 30,
                                                         ------------------------------------   ------------------------------------
                                                              2000                2001               2000                2001
                                                         ----------------    ----------------   ----------------    ----------------
Revenues:
      Software license agreements                           $  1,092,027        $     69,000       $  1,885,887        $    294,381
      Application services and other                           1,730,087             189,445          2,457,431           1,405,107
                                                         ----------------    ----------------   ----------------    ----------------

                                                               2,822,114             258,445          4,343,318           1,699,488
                                                         ----------------    ----------------   ----------------    ----------------

Operating expenses:
      General and administrative                               2,000,357           1,650,362          3,416,564           3,623,926
      Engineering and cost of sales                            2,284,762             909,910          4,008,174           3,153,057
      Research and development                                   302,545              84,356            512,553             235,639
      Sales and marketing                                        930,174             449,592          1,726,183           1,527,547
      Provision for doubtful accounts                                  -               8,723                  -              40,670
      Net restructuring charges                                        -             395,676                  -             395,676
                                                         ----------------    ----------------   ----------------    ----------------

                Total operating expenses                       5,517,838           3,498,619          9,663,474           8,976,515
                                                         ----------------    ----------------   ----------------    ----------------

                Loss from operations                          (2,695,724)         (3,240,174)        (5,320,156)         (7,277,027)

Other income (expenses):
      Foreign exchange loss                                       (1,186)                290            (41,536)            (17,401)
      Equity in loss of joint venture                           (325,426)                  -           (565,569)                  -
      Interest income                                             64,699               2,034             92,836               9,312
      Interest expense                                           (16,604)            (55,570)           (31,151)            (72,098)
                                                         ----------------    ----------------   ----------------    ----------------

                Loss before provision for income taxes        (2,974,241)         (3,293,420)        (5,865,576)         (7,357,214)

Provision for income taxes                                             -                   -                  -                   -
                                                         ----------------    ----------------   ----------------    ----------------

                Net loss                                    $ (2,974,241)       $ (3,293,420)      $ (5,865,576)       $ (7,357,214)
                                                         ================    ================   ================    ================

Basic and diluted net loss per share                        $      (0.29)       $      (0.32)      $      (0.58)       $      (0.71)

Weighted average shares outstanding
      used in per share calculation                           10,286,020          10,332,865         10,132,233          10,327,226


See accompanying notes to unaudited condensed consolidated financial statements.

                             ARTIFICIAL LIFE, INC.

      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (UNAUDITED)



                                       Comprehensive
                                          Income                 Preferred Stock                    Common Stock
                                                          -----------------------------    ----------------------------------
                                          (Loss)            Shares          Amount              Shares            Amount
                                      ----------------    -----------    --------------    -----------------   --------------

Balance at December 31, 1999                                       -         $       -            9,863,415          $98,634

Issuance of common stock                                           -                 -              427,865            4,279

Repayment of notes receivable
    from stockholders net of
    increases for accrued interest                                 -                 -                    -                -

Stock options issued for services
    rendered                                                       -                 -                    -                -

Comprehensive loss:
    Net loss                             $ (5,865,576)
    Foreign currency translation
        adjustment                            (65,062)             -         $       -                    -                -
                                      ----------------    -----------    --------------    -----------------   --------------
            Total comprehensive loss     $ (5,930,638)
                                      ================

Balance at June 30, 2000                                           -         $       -           10,291,280         $102,913
                                                          ===========    ==============    =================   ==============

Balance at December 31, 2000                                       -                 -           10,303,469         $103,035

Issuance of common stock                                           -         $       -              425,000            4,250

Repayment of notes receivable
    from stockholders net of
    increases for accrued interest                                 -                 -                    -                -

Stock options and warrants issued
    for services rendered                                          -                 -                    -                -

Comprehensive loss:
    Net loss                             $ (7,357,214)
    Foreign currency translation
        adjustment                            373,719              -                 -                    -                -
                                      ----------------    -----------    --------------    -----------------   --------------
            Total comprehensive loss     $ (6,983,495)
                                      ================

Balance at June 30, 2001                                           -         $       -           10,728,469         $107,285
                                                          ===========    ==============    =================   ==============



See accompanying notes to unaudited condensed consolidated financial statements.



                                                                                                 Accumulated
                                        Additional                                                  Other             Total
                                         Paid-in             Notes             Accumulated      Comprehensive     Stockholders'
                                         Capital           Receivable            Deficit            Loss         Equity (Deficit)
                                      ---------------    ---------------    ----------------    -------------    ----------------

Balance at December 31, 1999             $15,563,784       $   (749,981)       $ (8,905,480)       $ (85,908)        $ 5,921,049

Issuance of common stock                   9,549,745         (5,145,000)                  -                -           4,409,024

Repayment of notes receivable
    from stockholders net of
    increases for accrued interest                 -          5,710,164                   -                -           5,710,164

Stock options issued for services
    rendered                                  76,190                  -                   -                -              76,190

Comprehensive loss:
    Net loss                                       -                  -          (5,865,576)               -          (5,865,576)
    Foreign currency translation
        adjustment                                 -                  -                   -          (65,062)            (65,062)
                                      ---------------    ---------------    ----------------    -------------    ----------------
            Total comprehensive loss


Balance at June 30, 2000                 $25,189,719       $   (184,817)       $(14,771,056)       $(150,970)        $10,185,789
                                      ===============    ===============    ================    =============    ================

Balance at December 31, 2000             $25,379,538       $   (198,301)       $(21,493,775)       $(373,719)        $ 3,416,778

Issuance of common stock                     385,750                  -                   -                -             390,000

Repayment of notes receivable
    from stockholders net of
    increases for accrued interest                 -             90,688                   -                -              90,688

Stock options and warrants issued
    for services rendered                    392,106                  -                   -                -             392,106

Comprehensive loss:
    Net loss                                       -                  -          (7,357,214)               -          (7,357,214)
    Foreign currency translation
        adjustment                                 -                  -                   -          373,719             373,719
                                      ---------------    ---------------    ----------------    -------------    ----------------
            Total comprehensive loss


Balance at June 30, 2001                 $26,157,394       $   (107,613)       $(28,850,989)       $       -         $(2,693,923)
                                      ===============    ===============    ================    =============    ================

See accompanying notes to unaudited condensed consolidated financial statements.

                             ARTIFICIAL LIFE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                        Six-months ended June 30,
                                                                                  -------------------------------------
                                                                                        2000                2001
                                                                                  -----------------   -----------------

Cash flows from operating activities:
      Net loss                                                                        $ (5,865,576)       $ (7,357,214)
      Adjustments to reconcile net loss to net cash
           used by operating activities:
                Depreciation and amortization                                              738,367             888,698
                Equity in loss of joint venture                                            565,569                   -
                Intercompany profit elimination                                             28,504                   -
                Net restructuring charges                                                        -             395,676
                Interest income accrued on notes receivable from stockholders               (8,910)             (9,312)
                Stock options issued for services rendered                                  76,190             392,106
                Decrease in accounts receivable, affiliates                                335,229             159,050
                (Increase) decrease in accounts receivable, trade                       (1,942,765)            977,434
                Increase (decrease) in prepaid expenses and other assets                  (101,549)             13,673
                Increase in accounts payable and other current liabilities                 633,782           1,671,499
                (Increase) decrease in due to/from officer/stockholder                     (83,176)            160,552
                                                                                  -----------------   -----------------

                Net cash used by operating activities                                   (5,624,335)         (2,707,838)
                                                                                  -----------------   -----------------

Cash flows from investing activities:
      Purchases of property and equipment                                               (1,415,730)            (58,193)
      Proceeds from sales of property and equipment                                              -              76,500
      Expenditures for capitalized software development costs                              (96,678)                  -
      Cash of subsidiaries sold or in bankruptcy                                                 -             (93,177)
      Investment in joint venture                                                         (909,900)                  -
                                                                                  -----------------   -----------------

                Net cash used by investing activities                                   (2,422,308)            (74,870)
                                                                                  -----------------   -----------------

Cash flows from financing activities:
      Proceeds from notes receivable from stockholders                                   5,719,074             100,000
      Repayment of note payable to officer/stockholder                                    (500,000)                  -
      Proceeds from advances from officer/stockholder                                             -          1,085,000
      Proceeds from bank credit lines                                                            -           1,006,671
      Proceeds from issuance of common stock                                             4,409,024             250,000
                                                                                  -----------------   -----------------

                Net cash provided by financing activities                                9,628,098           2,441,671
                                                                                  -----------------   -----------------

Effect of exchange rate changes on cash                                                    (13,696)           (358,666)
                                                                                  -----------------   -----------------

                Net increase (decrease) in cash and cash equivalents                     1,567,759            (699,703)

Cash and cash equivalents at beginning of period                                         2,592,388             729,696
                                                                                  -----------------   -----------------

Cash and cash equivalents at end of period                                            $  4,160,147        $     29,993
                                                                                  =================   =================

Supplemental disclosure of cash flow information:
      Interest paid                                                                   $     31,151        $     43,797
      Note receivable received upon exercise of stock options                              113,750                   -
      Note receivable received and stock subscriptions from issuance of
           common stock and warrants                                                     5,031,250                   -
      Proceeds from exercise of stock options applied as a reduction
           of accrued consulting expenses                                                        -             140,000


See accompanying notes to unaudited condensed consolidated financial statements.

                              ARTIFICIAL LIFE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                    THREE AND SIX MONTHS ENDED JUNE 30, 2001


1.   BASIS OF PRESENTATION

  The accompanying unaudited condensed consolidated financial statements of Artificial Life, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-
X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statement presentation. The consolidated financial statements include the accounts of Artificial Life, Inc., and its wholly-owned subsidiaries: Artificial Life Schweiz AG ("Artificial Life Schweiz"), Artificial Life Deutschland AG ("Artificial Life Deutschland"), Artificial Life Ventures, Inc. ("Artificial Life Ventures"), Artificial Life USA, Inc. ("Artificial Life USA"), Artificial Life Mobile Computing, Inc. ("Artificial Life Mobile Computing"), Artificial Life Asia Limited ("Artificial Life Asia"), and Artificial Life Rus Ltd., the wholly-owned subsidiary of Artifical Life Schweiz ("Artificial Life Rus"). All significant intercompany balances and transactions have been eliminated in consolidation. Artificial Life Schweiz and Artificial Life Deutschland ceased operations in May 2001 and entered into bankruptcy and dissolution proceedings in June 2001. As of the dates of the bankruptcy filings, Artificial Life Schweiz and Artificial Life Deutschland were excluded from consolidation in the Company's financial statements, and the stockholder equity or deficit of each of the subsidiaries at that time were recorded as an increase or decrease to the net restructuring charges recorded in the quarter ended June 30, 2001. See Note 2 to Notes to Condensed Consolidated Financial Statements (Unaudited) for the Three and Six Months Ended June 30, 2001. Artificial Life Rus ceased operations in May 2001 and its stock was sold to an unrelated third party.

  The financial information included in this report has been prepared in conformity with the accounting policies reflected in the financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


2.   CORPORATE RESTRUCTURING AND NEED FOR ADDITIONAL FINANCING

  In 2000, the Company continued to incur losses from operations, and had partially funded these losses through three private placements of Common Stock totaling $8.9 million. The Company has continued to incur losses in the first and second quarter of 2001. Based on the substantial restructuring of the Company in the second quarter of 2001 and the Company's intention to maintain stringent cost controls, the Company anticipates achieving profitability in the second half of 2001, however, there can be no assurances of such results. The Company's continued losses have severely impacted the Company's liquidity and cash position. For this reason, the Company restructured its operations, implemented a significant cost reduction program, and began efforts to sell intellectual property for direct use into third-party systems. In connection with the Company's restructuring, the Company shut down and sold all of the stock of Artificial Life Rus for a nominal value on May 25, 2001, and the buyer assumed all outstanding liabilities of Artificial Life Rus as part of the transaction. In addition, the Company ceased operations of Artificial Life Deutschland and Artificial Life Schweiz in May 2001 and bankruptcy and dissolution proceedings were commenced in June 2001 for both entities. The Company has also taken drastic steps to reduce its U.S. operations, including a major reduction of office facilities, the relocation of its offices to temporary offices in New York, New York, and the termination of most of its staff. The Company did not provide any termination benefits to terminated employees. The Company intends to use subcontractors to meet its staffing needs in the immediate future, while focusing its efforts on the sale and support of its existing products including the sale of non-exclusive source code licenses.

  As a result of these restructuring efforts, the Company incurred net restructuring charges in the quarter ended June 30, 2001 of $395,676. Components of the net restructuring charges are as follows:

  Loss on sale of Artificial Life Rus                ($377,026)
  Loss on disposal of property and equipment          (367,666)
  Loss on elimination of stockholder's equity of
   Artificial Life Schweiz                             (50,342)
  Gain on elimination of stockholder's deficit of
   Artificial Life Deutschland                         399,358
                                                    ----------
        Net restructuring charges                    ($395,676)
                                                    ==========

  In 2001, the Company's Chief Executive Officer advanced $485,000 to the Company during the first quarter and an additional $600,000 during the second quarter for a total of $1,085,000. The advances are being converted into an interest bearing term loan and, in part or in total, may be converted into equity at a later date, subject to the approval of the Company's stockholders. Currently, the Company has been unable to pay its past due payroll liabilities of approximately $100,000 with respect to Artificial Life Asia and is currently negotiating the settlement of claims for unpaid wages and vacation pay of $165,000 with respect to its operations in the United States. Furthermore, the Company has not paid its Chief Executive Officer his salary earned to date in 2001 of $147,434. Without obtaining additional financing or capital, the Company will not have sufficient resources to fund its operations through 2001. To that end, the Company entered into an irrevocable stock purchase agreement with Bluefire Capital, Inc., a Cayman Island Corporation ("Bluefire"), on March 22, 2001, to provide the Company with equity financing. Bluefire has committed to purchase up to $13,000,000 of shares of the Company's common stock over the course of three years, and such amount may increase if certain conditions are met. The ability to raise funds through this equity facility and the number and amount of each equity transaction available under the facility are subject to certain conditions at the time of each sale of the Company's common stock to Bluefire. The Company intends to file a registration statement on Form S-1 pursuant to the terms of this agreement. Once this registration statement is declared effective by the Securities and Exchange Commission, the Company will be able to sell shares of its common stock to Bluefire to obtain additional funding. The Company does not currently meet certain of the listing requirements of the Nasdaq National Market ("Nasdaq"). The Company has met with representatives of Nasdaq and has requested a 90 day grace period until October 18, 2001 to comply with the Nasdaq's listing requirements. The ability to meet these requirements may affect the Company's ability to obtain funding under the Bluefire equity financing. The Company is continuing to pursue short-term borrowings and other direct share placement opportunities to meet its anticipated liquidity shortfalls. The Company cannot assure that it will be able to complete this or any other financing or that such financings will be adequate to meet the Company's needs.

  These factors create a substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


3.   NET LOSS PER SHARE

  Basic net loss per share is calculated based on the weighted average number of common shares outstanding for the three and six month periods ended June 30, 2000 and 2001. Basic and diluted net loss per share are the same, since the effect of inclusion of all common stock equivalents would be anti-dilutive.


4.   COMMON STOCK

  On April 27, 2001 the Company issued to Robert Duggan, the Company's
Secretary: (i) a warrant to purchase 35,000 shares of the Company's common stock at an exercise price of $0.50 per share in consideration of consulting services rendered to the Company by Mr. Duggan in connection with the Company's consideration and preparation of documents related to various financing alternatives, and (ii) an option to purchase 65,000 shares of the Company's common stock at an exercise price of $0.50 per share in consideration of consulting services rendered to the Company by Mr. Duggan in connection with the Company's other legal matters.

  On June 7, 2001 the Company issued to Phaik Chin Lim, the Company's Global Chief Financial Officer, (i) a warrant to purchase 200,000 shares of the Company's common at an exercise price of $0.35 per share, and (ii) an option to purchase 300,000 shares of the Company's common stock at an exercise price of $0.35 per share, in connection with the execution of an employment agreement.

  On June 7, 2001 the Company issued to Robert Duggan (i) a warrant to purchase 350,000 shares of the Company's common stock at an exercise price of $0.10 per share in consideration of consulting services rendered to the Company by Mr. Duggan in connection with the Company's consideration and preparation of documents related to various financing alternatives, and (ii) an option to purchase 150,000 shares of the Company's common stock at an exercise price of $0.10 per share in consideration of consulting services rendered to the Company by Mr. Duggan in connection with the Company's other legal matters.

  On June 20, 2001, the Company granted to: (i) Frank Namyslik an option to purchase 200,000 shares of common stock at an exercise price of $0.35 per share in connection with Mr. Namyslik assuming a position on the Company's Board of Directors, (ii) Hartmut Meyer an option to purchase 50,000 shares of common stock at an exercise price of $0.35 per share in connection with Mr. Meyer assuming a position on the Company's Board of Directors, (iii) Eric Egnet an option to purchase 50,000 shares of common stock at an exercise price of $0.50 per share in connection with Mr. Egnet assuming a position on the Company's Advisory Board, and (iv) Dr. Gert Hensel an option to purchase 50,000 shares of common stock at an exercise price of $0.35 per share in connection with Dr. Hensel assuming a position on the Company's Board of Directors.

  On June 30, 2001 the Company granted to (i) Richard Bonn an option to purchase 200,000 shares of the Company's common stock at an exercise price of $0.35 per share in connection with Mr. Bonn assuming the position of the Company's Chief Information Officer, (ii) Klaus Kater, the Company's former Chief Technology Officer, an option to purchase 100,000 shares of the Company's common stock at an exercise price of $0.35 per share in satisfaction of services rendered by him, and

(iii) Rolf Levenhagen, the Company's former President - Sales and Marketing and a former member of the Company's Board of Directors, an option to purchase 300,000 shares of the Company's common stock at an exercise price of $0.35 per share in satisfaction of services rendered by him. Additionally, Messrs. Levenhagen and Kater each exercised their options to purchase 300,000 and 100,000 shares of common stock respectively on June 30, 2001. Amounts received on exercise totaling $140,000 were applied as a reduction of consulting fees to these individuals.

  In connection with the above issuances of stock options and warrants in the quarter ended June 30, 2001, the Company recognized compensation expense in the amount of $334,000.


5.  ADVANCES FROM STOCKHOLDER

  In the first quarter of 2001, the Company's Chief Executive Officer, a major stockholder of the Company, advanced $485,000 to the Company. Furthermore, the Company's Chief Executive Officer advanced an additional $600,000 to the Company during the second quarter of 2001 for a total of $1,085,000. The advanced funds bear interest at 10%, are unsecured and are due on demand. Interest expense on this advance amounted to $28,301 for the six month period ended June 30, 2001, and is included in due to officer/stockholder at June 30, 2001.


6.  SEGMENT INFORMATION

  The Company, whose operations consist of a single line of business, markets and supports "intelligent software robots," software programs, and related intellectual property, that the Company has designed to automate and simplify time-consuming and complex business- related Internet functions.

  During the six month period ended June 30, 2001, the Company had operations located outside of the United States in Switzerland, Russia, Germany and Hong Kong. See Note 2 to the Notes to Condensed Consolidated Financial Statements (Unaudited) for the Three and Six Months Ended June 30, 2001.

Other financial data for the six month period ended June 30, 2001, is as follows:

                                      United                    Russian
                                      States     Switzerland   Federation    Germany       Asia     Eliminations      Total
                                      ------     -----------   ----------    -------       ----     ------------      -----
Revenues from external
customers                          $ 1,020,645   $   171,436    $       -   $ 507,407   $       -    $         -   $ 1,699,488

Intersegment revenue                    97,613        68,790      567,988     163,447           -       (897,838)            -
Interest income                         96,990           164            -       1,788           -        (89,630)        9,312
Interest expense                        28,858        49,791          546      82,533           -        (89,630)       72,098
Depreciation and amortization
   Expense                             255,022       132,352       84,656      87,330       1,295              -       560,655
Net restructuring charges             (355,544)      (50,341)    (377,027)    387,236           -              -      (395,676)
Income tax expense                           -             -            -           -           -              -             -
Net loss                            (4,386,458)   (1,321,185)    (794,037)   (604,902)   (236,303)       (14,329)   (7,357,214)
Investment in unconsolidated
   Subsidiary                          250,000             -            -           -           -              -       250,000

Expenditures for property
   and equipment                             -        24,224       12,605      12,038       9,326              -        58,193
Identifiable Assets                  3,107,536             -            -           -      27,155     (2,175,116)      959,575

7.   CONTINGENCY

   In June 2001, Artificial Life Schweiz and Artificial Life Deutschland entered into bankruptcy and dissolution proceedings. The Company believes that no further liabilities will be incurred by the Parent company in connection with its subsidiaries' bankruptcy filings. However, the ultimate outcome of these filings cannot be determined at this time. No provision has been made for any additional liabilities which may be incurred.

  During 2000, Artificial Life Rus, the Company's former Russian research and development arm, was assessed approximately $440,000 by the Tax Inspection for the Central Region of St. Petersburg (TICRP), in connection with additional value added and profit taxes. Artificial Life Rus appealed the assessment to the St. Petersburg Court, and on February 26, 2001 received a favorable decision from the Court. On March 16, 2001 the TICRP appealed the Court's decision. The Company was notified on April 26, 2001, that it had prevailed in the appeal. There is one remaining avenue of appeal for the TICRP. In March 2001, Artificial Life Rus received notice that the TICRP intends to make an additional assessment of approximately $163,500 for additional value added and profit taxes. On May 25, 2001, the Company sold all its stock in Artificial Life Rus and the buyer assumed all liabilities. Therefore, no provision for any additional taxes incurred as a result of this matter have been provided for in the Company's financial statements.

  The Company is currently negotiating a settlement with Copley Place Associates with respect to a claim for early lease termination and unpaid back rent for its Boston, Massachusetts corporate headquarters. At June 30, 2001, the Company has accrued $100,000 in connection with this matter. To the Company's knowledge, as of August 13, 2001, no suit has been filed.

  In connection with claims for unpaid wages and vacation pay made by former employees of its U.S. operations, the Company has accrued $165,000. The Company is currently negotiating settlements with certain of these employees. Although certain of these employees of the Company's U.S. operations have filed claims for unpaid wages and vacation pay with the Office of the Attorney General of the Commonwealth of Massachusetts, to the Company's knowledge, as of August 13, 2001, no suits have been filed.

8.  SUBSEQUENT EVENT

  On August 6, 2001, the Company entered into a license agreement with an existing client, a European Bank. The agreement provides for an additional license to the Company's Portfolio Manager Software, as well as the transfer from the Company to the client of certain, restricted ownership rights in certain custom software which the Company had previously developed for the client. The purchase price was $1,000,000 payable in cash at closing. The transaction closed on August 10, 2001.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
RESULTS OF OPERATIONS
----------------------

OVERVIEW

  The Company was established in 1997 pursuant to a management buyout from its former parent company, Neurotec International Corp., a German multimedia and internet solutions company. The Company's initial business plan focused on the provision of software consulting services. The Company subsequently shifted its business focus from providing software consulting services to the development, marketing and support of software programs designed to automate and simplify complex business-related internet functions, such as web navigation, direct sales and marketing, e-mail automation, user profiling, knowledge management, financial planning and portfolio management.

  The Company has continued to incur losses in the first and second quarter of 2001. Based upon the substantial restructuring of the Company in the second quarter of 2001 and the Company's intention to maintain stringent cost controls, the Company anticipates achieving profitability in the second half of 2001, however, there can be no assurances of such results. The Company's continued net losses have severely impacted the Company's liquidity and cash position which, in turn, have impeded the Company's ability to fund its operations. Consequently, in connection with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, the Company's independent accountants expressed an opinion doubting the Company's ability to continue as a going concern. As of June 30, 2001, the Company had cash and cash equivalents of approximately $30,000 and accounts payable in excess of $1.6 million. On April 6, 2001 the Company received a letter from the Nasdaq National Market ("Nasdaq") stating that the Company does not comply with certain listing requirements. On July 12, 2001, a panel hearing was held by the Nasdaq to discuss the Company's plans and ability to comply with the listing requirements. The Company subsequently presented a detailed plan to the panel and requested a 90 day grace period to comply with the requirements. As of August 13, 2001, no decision has been announced by the Nasdaq panel. If the Company is unable to remain listed on Nasdaq, this would materially impair the ability of stockholders to buy and sell shares of the Company's stock, and trading would be limited primarily to over-the-counter quotation services, such as the Over-the-Counter Bulletin Board. For these reasons, during the first half of 2001, the Company restructured its operations, implemented a significant cost reduction program, and began efforts to sell intellectual property for direct use into third-party systems.

  During the first half of 2001, the Company re-evaluated its business and decided to shift its focus to the marketing and sales of its products and to reserve product development efforts primarily for individual clients that contract for such development. Consequently, the Company anticipates devoting fewer resources to engineering and research and development activities in the future. The Company laid off nearly all of its engineering and research and development employees during the first half of 2001 and plans to subcontract these services as needed. As a result, the Company significantly reduced its engineering and research and development costs in the first half of 2001. In connection with this restructuring, the Company sold all of its stock in Artificial Life Rus on May 25, 2001. The Company has therefore been relieved of all tax assessment liability associated with the operations of Artificial Life Rus. Also, the Company ceased the operations of Artificial Life Schweiz and Artificial Life Deutschland in May 2001 and commenced bankruptcy and dissolution proceedings for both entities in June 2001.

  In addition, the Company implemented a significant cost reduction program during the first half of 2001. The Company has taken drastic steps to reduce its U.S. operations, including a major reduction of office facilities, the relocation of its headquarters from Boston, Massachusetts to New York, New York, the termination of its lease for its former headquarters in Boston, Massachusetts and the negotiation of a settlement with the landlord, and the termination of most of its staff. Also, the Company has reduced its marketing activities, website development, technology, and operating infrastructure development budgets. Furthermore, the Company is currently reviewing plans to consolidate the operations of Artificial Life USA, Artificial Life Mobile, and Artificial Life Ventures into the Company to minimize overhead costs and expenses. The Company is seeking a long-term lease contract for its new headquarters in New York and is currently occupying a temporary office for a period of three months. Lease obligations from this temporary office are less than $10,000 per month.

  Although the Company realized significant software license revenues in 1999 and 2000, and software license revenues as a percentage of overall revenues increased from 1999 to 2000, software license revenues decreased significantly in the first half of 2001 as compared to the same period 2000. The decrease in software license revenues was due to many factors, including but not limited to, the downturn of the global internet market, the general negative business climate throughout the world, the Company's inability to obtain additional financing to fund its operations, the cessation of the Company's European operations, the cessation of the Company's Russian operations, and the significant downsizing and restructuring of the Company's U.S. operations.

  In the near term, the Company has shifted its business focus to the marketing, sales, and support of its existing products, including the sale of non-exclusive source code licenses. The Company will continue limited product development of its financial product packages and individual client contracted projects. The Company believes, however, that it will continue to generate negative cash flows from operations until the second half of 2001. The Company's continued losses have severely impacted the Company's liquidity and cash position. To the extent that the Company's marketing and sales of its existing products and limited product development efforts do not result in commercially successful products that generate significant net revenues, the Company will be materially adversely affected. There can be no assurance that the Company will ever generate sufficient revenues from the sale of its products or associated services to achieve and maintain profitability.

  Because the Company has shifted its primary business focus from software consulting to licensing developed intellectual property and products, marketing and support and in light of its current global downsizing, results of operations to date are not reflective of its business prospects going forward. Moreover, the Company expects to experience significant fluctuations in its future operating results due to a variety of factors. Factors that may affect the Company's operating results include the recovery of the global Internet markets, the general market acceptance of the Company's products, the ability to sell and license the Company's intellectual property, the amount of software consulting undertaken in the future, success of strategic alliances, the mix of product and service sales, the Company's response to competitive pressure and its ability to attract and retain qualified personnel. Gross profit margins will vary from product to product and between products and services. Although the Company may have some ability to affect its products and services mix, the Company's sales mix may vary from period to period and the Company's gross margins will fluctuate accordingly.

  In addition to its restructuring efforts, the Company is also seeking additional financing to increase its liquidity and capital resources. If the Company is unable to obtain additional financing, this would have a material adverse effect on its business.

RESULTS OF OPERATIONS

  In fiscal year 2000, license revenues increased in the aggregate and as a percentage of overall revenues and the Company's client base expanded. In the six month period ended June 30, 2001, license revenues and other revenues decreased in comparison to the first six months of 2000, due to global market conditions, cessation of operations in Europe and substantial downsizing of the Company's United States operations. The Company's current strategy is to maintain stringent cost controls while focusing its efforts on the sale and support of its existing products, including the sale of non-exclusive source code licenses.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

REVENUES: Revenues for the quarter ended June 30, 2001 were $258,445 as compared to $2,822,114 for the quarter ended June 30, 2000. The decrease of $2,563,669 or 91% was due primarily to a general major downturn of the global Internet markets, the general negative business climate, and the Company's inability to obtain necessary funding and the Company's restructuring and dramatic downsizing of its operations.

ENGINEERING AND COST OF SALES: These costs generally consist of salary and payroll tax expenses, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which the Company derives its revenues. Engineering expenses for the quarter ended June 30, 2001 were $909,910 as compared to $2,284,762 for the quarter ended June 30,2000. The decrease of $1,374,852 or 60% was primarily due to the downsizing and lay off of personnel during the quarter.

RESEARCH & DEVELOPMENT: Research and Development expenses are similar in nature to engineering expenses, but they relate to products in their initial stage and are anticipated to generate revenue at a later date. Research and Development expenses for the quarter ended June 30, 2001 were $84,356 as compared to $302,545 for the quarter ended June 30, 2000. The decrease of $218,189 or 72% is due primarily to the shut down of the Russian R&D operations and the lay-off of its staff.

GENERAL AND ADMINISTRATIVE: General and Administrative expenses consist of salary and payroll tax expenses of administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and Administrative expenses for the quarter ended June, 30, 2001 were $1,650,362 as compared to $2,000,357 for the quarter ended June 30, 2000. The decrease of $349,995 or 17.5% was due primarily to the general downsizing of the Company and the associated lay-off of staff.

SALES AND MARKETING: Sales and Marketing expenses consist of salary and payroll tax expenses of sales and marketing personnel, costs relating to marketing materials, promotional videos, advertising, trade show related expense and public relations activities. Sales and Marketing expenses for the quarter ended June 30, 2001 were $449,592 compared to $930,174 for the quarter ended June 30, 2000. The decrease of $480,582 or 52% was primarily due to the general downsizing of the Company and the reduction of marketing expenses.

NET LOSS: Net Loss for the quarter ended June 30, 2001 was $3,293,420 as compared to $2,974,241 for the quarter ended June 30, 2000. This increase of $319,179 or 11% was due to a substantial decrease in revenues offset by the execution of the Company's global cost cutting program and downsizing and the one time expenses related to the net restructuring charges in connection with the cessation of operations in Europe and the downsizing of operations in the United States.


SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

REVENUES: Revenues for the six months ended June 30, 2001 were $1,699,488 as compared to $4,343,318 for the six months ended June 30, 2000. The decrease of $2,643,830 or 61% was due to the general downturn of the global Internet markets during the period, the general negative business climate, the Company's inability to obtain necessary funding, and the Company's restructuring and dramatic downsizing of its operations.

ENGINEERING AND COST OF SALES: These costs generally consist of salary and payroll tax expenses, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which the Company derives its revenues. Engineering expenses for the six months ended June 30, 2001 were $3,153,057 as compared to $4,008,174 for the six months ended June 30, 2000. The decrease of $855,117 or 21.3% is primarily attributable to the effects of the Company's global cost cutting program and the lay-off of staff. Major components of engineering and cost of sales include payroll and related costs of $1,993,653, travel and lodging expenses of $94,938, occupancy expense of $254,224, the amortization of previously capitalized software development costs of $313,713, depreciation of $281,498, and consulting expense of $174,818.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses are similar in nature to engineering expenses except that they relate to products in their initial stage. Research and development expenses for the six months ended June 30, 2001 were $235,639 as compared to $512,553 for the six months ended June 30, 2000. The decrease of $276,914 or 54% is primarily attributable to a decrease of payroll and related costs of $190,045 associated with the shut down of the Company's Russian research and development facility. The Research and Development expenses for 2000 and 2001 are net of capitalized software development costs.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses consist of salary and payroll tax expenses of administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the six months ended June 30, 2001 were $3,623,926 as compared to $3,416,564 for the six months ended June 30, 2000. The increase of $207,362 or 6% is primarily attributable to the establishment of the Company's international administrative infrastructure in the first quarter offset by reductions due to the lay-off of staff, global downsizing in the second quarter. Significant expenses include payroll and related costs of $1,107,246, recruiting and other professional fees of $150,789, travel and entertainment expense of $209,798, communications expense of $126,942, rent expense of $228,043, and legal and accounting expenses of $532,688.

SALES AND MARKETING EXPENSES: Sales and marketing expenses consist of salary and payroll tax expenses of marketing personnel and costs relating to marketing materials, trade shows, promotional videos, advertising and public relations activities. Marketing expenses for the six months ended June 30, 2001 were $1,527,547 as compared to $1,726,183 for the six months ended June 30, 2000. The decrease of $198,636 or 11.5% is primarily attributable to the reduction of general marketing expenses in both the United States and Europe in connection with the Company's restructuring. Significant expenses include payroll and related costs of $715,558, consulting expense of $216,553, trade shows expense of $119,630, public relations expense of $104,785, travel and entertainment expense of $92,026, rent expense of $74,548, and advertising expense of $32,399.

NET LOSS: Net loss for the six months ended June 30, 2001 was $7,357,214 compared to a net loss of $5,865,576 for the six months ended June 30, 2000. This increase of $1,491,638 or 25% is primarily due to the substantial reduction in revenues due to the downturn of the global internet markets and the Company's dramatic downsizing offset, in part, by a reduction in costs as a result of the Company's restructuring.


LIQUIDITY AND CAPITAL RESOURCES

Overview

  From inception through July 3, 1997, the Company funded its operations primarily through initial equity investments in 1994 and 1995 totaling $500,000 and net income from operations. Subsequent to July 3, 1997, the Company incurred operating losses in connection with its transition from software consulting to product development, marketing and sales. These losses have been funded to date by a private placement of Non-Voting Common Stock of $181,367, the net proceeds of which the Company received in June 1998 and a private placement of 824,000 shares of Common Stock which raised $3,946,481 in net proceeds. In December 1998, the Company received $9,302,773 net proceeds from its initial public offering. During 1999, option holders of the Company exercised options netting the Company approximately $1,300,000, which was received in 1999 and the first quarter of 2000. In February 2000, the Company concluded two private placements of Common Stock. Both transactions occurred at purchase prices that were at a premium to the average closing price for five days prior to the transaction date. The first transaction netted $2,562,500 to the Company in exchange for 102,500 common shares; the second transaction netted $1,550,000 to the Company in exchange for 50,000 common shares. In March 2000, the Company concluded another private placement of Common Stock. The transaction occurred at a purchase price that was at a premium to the average closing price for the five days prior to the transaction date. The transaction netted $4,856,250 to the Company in exchange for 150,000 common shares and 75,000 warrants. In January 2001, the Company issued 25,000 common shares to a private individual in connection with a private placement. The total proceeds to the Company amounted to $250,000. Costs related to these transactions were immaterial. The Company's future requirements for additional capital will depend on many factors, including but not limited to, the general recovery of the global Internet markets, sales, marketing and promotional programs and efforts, and the levels of revenues achieved through the future sales of the Company's suites of products.

  In 2000, the Company continued to incur losses from operations, and had partially funded these losses through three private placements of Common Stock totaling $8.9 million. The Company has continued to incur losses in the first and second quarter of 2001. Based upon the substantial restructuring of the Company in the second quarter of 2001 and the Company's intention to maintain stringent cost controls, the Company anticipates achieving profitability in the second half of 2001, however, there can be no assurances of such results. The Company's continued losses have severely impacted the Company's liquidity and cash position. In order to fund its cash needs for 2001, the Company borrowed $485,000 from its Chief Executive Officer during the first quarter and an additional $600,000 during the second quarter for a total of $1,085,000. The advances are expected to be converted into an interest-bearing term loan and, in part, may be converted into equity, subject to approval of the Company's stockholders. Without obtaining additional financing or capital, the Company will not have sufficient resources to fund its operations through 2001. To that end, the Company has entered into an irrevocable stock purchase agreement with Bluefire on March 22, 2001, to provide the Company with equity financing. The Company believes that the financing that will become available from this equity facility upon the effectiveness of its registration statement will be sufficient (based on the volume and share price calculation determining the draw down amounts) to fund its operations through 2001and 2002. However, the Company is continuing to pursue other short-term borrowings and other direct share placement opportunities to meet its anticipated liquidity shortfalls. The Company cannot assure that it will be able to complete this or any other financing or that such financings will be adequate to meet the Company's needs.

  These factors create a substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might come from the outcome of this uncertainty.


OTHER

  On April 6, 2001 the Company received a letter from the Nasdaq National Market ("Nasdaq") stating that the Company does not comply with certain listing requirements. On July 12, 2001, a panel hearing was held by the Nasdaq to discuss the Company's plans and ability to comply with the listing requirements. The Company subsequently presented a detailed plan to the panel and requested a 90 days grace period to comply with the requirements. As of the date of this filing, no decision has been made by the Nasdaq panel. If the Company were to be delisted from Nasdaq, the Company's ability to obtain future financing could be materially impaired.

  On May 25, 2001, the Company sold all its stock in Artificial Life Rus for a nominal amount. The Company has therefore been relieved of all tax assessment liability associated with the operations of Artificial Life Rus. See Item 1. Legal Proceedings.

  The Company has entered into an employment agreement with its new Global Chief Financial Officer, Phaik Chin Lim as an employee of Artificial Life Asia on June 1, 2001 with a base salary of $16,667 per month, paid on a 12 month basis, with the cash salary convertible to stock or stock options by mutual agreement. The Company has also issued to Phaik Chin Lim an option to purchase 300,000 shares and a warrant to purchase an additional 200,000 shares of the Company's common stock, each at an exercise price of $0.35 per share.

  The Company has incurred losses for income tax purposes for fiscal years 1998, 1999, and 2000. These losses will be available to carry forward and reduce income taxes, if any, in future periods.

FORWARD-LOOKING STATEMENTS

  This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that involve risks and uncertainties. Discussions containing forward looking statements may be found in the material set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in this report generally. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Such statements are based on management's current assumptions and expectations and are subject to a number of factors and uncertainties which could cause actual results or business conditions to differ materially from those anticipated in the forward-looking statements. There can be no assurance that actual results will not differ materially from those described in such statements because of various factors that may cause or contribute to such differences, including but not limited to, those risks described in the Company's Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000. Such factors also include, but are not limited to: the Company's current liquidity and cash position and ability to raise additional financing or capital; limited revenues generated by the Company; the Company's failure to successfully complete the restructuring of its operations; the Company's failure to successfully complete its cost reduction program; the Company's dependence on the growth in demand for agent-based software products, such as the Company's suite of SmartBot products; competition with more established software companies; market acceptance of the Company's software robot products; the Company's ability to regain compliance with applicable listing requirements on Nasdaq; the Company's ability to minimize design defects, software errors, misuse of the Company's products, incorrect data from external sources and other potential problems which may be out of the Company's control; the Company's ability to remain competitive through limited product development and individual contracted products; the Company's ability to generate revenues from sales of its intellectual property for direct use into third party systems; the Company's decision not to create new products and technologies for the foreseeable future; the ability of the Company to retain its key employees; the Company's dependence on third party contractors to complete portions of its development work; certain risks associated with sales in foreign markets, including political and economic instability, restrictive trade policies of foreign governments, local economic conditions in foreign markets, potentially adverse tax consequences and the burdens on customers of complying with a variety of applicable laws; the Company's dependence on continued growth of the Internet and online commerce; the Company's ability to protect its intellectual property and other proprietary rights; the Company's ability to establish and maintain brand identity; the management of the Company's foreign operations; the success by the Company in identifying and licensing third party voice recognition software which will be compatible with its products; the impact of government regulations; and general economic conditions.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

   The Company maintains its cash and cash equivalents in checking, savings, and money market accounts. Approximately 76% of these deposits are denominated in U.S. dollars. At June 30, 2001, approximately 24% of these deposits were denominated in Hong Kong dollars. Deposits in both fixed rate and floating rate interest accounts carry a degree of interest rate risks. Fixed rate deposits may be adversely impacted due to a rise in interest rates, while floating rate deposits may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future interest income may fall short of expectations due to changes in interest rates. The cash denominated in non-U.S. currency units is subject to exchange risks as well as interest rate risks. The Company believes that a hypothetical 10% increase or decrease in either interest or exchange rates, however, would not have a material adverse effect on its financial condition. The Company does not hold derivative financial instruments, derivative commodity investments or other financial investments or engage in foreign currency hedging or other transactions that expose it to material market risk.


PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
---------------------------

  On August 8, 2001, four suits filed by AAA Corporate Rentals for nonpayment of rent for apartments rented by the Company on behalf of certain foreign employees were settled for an aggregate settlement of $40,000 to be paid by the Company by August 14, 2001.

  The Company is also currently negotiating a settlement with Copley Place Associates for early lease termination and settlement of unpaid back rent for its former Boston, Massachusetts corporate headquarters; damages are estimated at $100,000. To the Company's knowledge, as of August 13, 2001, no suit has been filed by Copley Place Associates. An unfavorable resolution of this negotiation could have a material adverse effect on the Company's business, results of operations, and financial condition.

  During 2000, Artificial Life Rus, the Company's Russian research and development arm, was assessed approximately $440,000 by the Tax Inspection for the Central Region of St. Petersburg (TICRP), in connection with additional value added and profit taxes. Artificial Life Rus appealed the assessment to the St. Petersburg Court, and on February 26, 2001 received a favorable decision from the Court. On March 16, 2001 the TICRP appealed the Court's decision. The Company was notified on April 26, 2001, that it had prevailed in the appeal. There is one remaining avenue of appeal for the TICRP. In March 2001, Artificial Life Rus received notice that the TICRP intends to make an additional assessment of approximately $163,500 for additional value added and profit taxes. On May 25, 2001, the Company sold all its stock in Artificial Life Rus for a nominal amount. The Company has therefore been relieved of all tax assessment liability associated with the operations of Artificial Life Rus.

  On June 8, 2001, the Company filed for bankruptcy protection for Artificial Life Deutschland in the Insolvenzgerant Frankfurt. An unfavorable resolution of this administrative proceeding could have a material adverse effect on the Company's business, results of operations, or financial condition.

  On June 29, 2001, the Company filed for bankruptcy protection for Artificial Life Schweiz in the bankruptcy court of Kanton Nidwalden, Switzerland. An unfavorable resolution of this administrative proceeding could have a material adverse effect on the Company's business, results of operations, or financial condition.

  It is possible that we may become a party to various legal proceeding arising from the settlement of our outstanding liabilities.

ITEM 2.  CHANGE IN SECURITIES
-----------------------------

  On April 27, 2001 and June 7, 2001, the Company issued to Robert Duggan, in consideration of consulting services rendered to the Company in connection with the Company's consideration and preparation of documents related to various financing alternatives, a warrant to purchase 35,000 shares of the Company's common stock at an exercise price of $0.50 per share and a warrant to purchase 350,000 shares of the Company's common stock at an exercise price of $0.10 per share, respectively. Each warrant is immediately exercisable for a term of four
(4) years.

  On June 4, 2001, the Company's issue to Phaik Chin Lim, the Company's Global Chief Financial Officer a warrant to purchase 200,000 shares of the Company's common stock at an exercise price of $0.35 per share. This warrant was immediately exerciseable for a term of four (4) years.

  No person acted as an underwriter with respect to the above described transactions between the Company and each of Mr. Duggan and Ms. Lim. In each transaction, the Company relied on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
-----------------------------------------

  On June 8, 2001, the Company filed for bankruptcy protection for Artificial Life Deutschland in the Insolvenzgerieht Frankfurt. See Item 1. Legal Proceedings of this Form 10-Q for further discussion. As of the date of the bankruptcy filing, Artificial Life Deutschland owed $543,010 obtained pursuant to a bank overdraft line.

  On June 29, 2001, the Company filed for bankruptcy protection for Artificial Life Schweiz in the bankruptcy court of Kanton Nidwalden, Switzerland. See Item
1. Legal Proceedings of this Form 10-Q for further discussion. As of the date of the bankruptcy filing, Artificial Life Schweiz owed $463,661 obtained pursuant to a bank overdraft credit line.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None.


ITEM 5.  OTHER INFORMATION
--------------------------

  The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements made by or on behalf of the Company. Certain statements contained in Management's Discussion and Analysis and in other Company filings are forward-looking statements. These statements discuss, among other things, expected growth, future revenues, future cash flows and future performance. The forward-looking statements are subject to risks and uncertainties including but not limited to the cost of goods, competitive pressures, inflation, consumer debt levels, currency exchange fluctuations, trade restrictions, changes in tariff and freight rates, interest rate fluctuations and other capital market conditions, and other risks indicated in the Company's filings with the United States Securities and Exchange Commission. Actual results may materially differ from anticipated results described in these statements.

  During the second quarter of the current fiscal year, Messrs. Felix Widmer, Gerhard Zink and Rolf Levenhagen resigned from the Company's Board of Directors to pursue other opportunities. Subsequently, in July 2001, Messrs. Frank Namyslik, Hartmut Meyer and Dr. Gert Hensel were each appointed to the Company's Board of Directors.

  In May 2001, Robert Pantano resigned his position as the Company's Chief Financial Officer. On June 1, 2001, Ms. Lim replaced Mr. Pantano as the Company's Global Chief Financial Officer.

  In connection with a claim for unpaid wages and vacation pay in the aggregate amount of $62,895 made by Mr. Pantano, the Company's former Chief Financial Officer, the Company has reached a settlement with Mr. Pantano pursuant to which the Company has agreed to pay Mr. Pantano the sum of $31,477 in exchange for the release of all current and potential claims of Mr. Pantano against the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

(a)  Exhibits

      3.1 Amended and Restated Certificate of Incorporation of the Company. Filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-64619) and incorporated herein by reference.

      3.2 Restated Bylaws of the Company. Filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-64619) and incorporated herein by reference.

      4.1 Specimen Common Stock Certificate for share of Common Stock of the Company. Filed as Exhibit 4.1 to the Company's Registration Statement on Form S-1 (File No. 333-64619) and incorporated herein by reference.

      4.2 Form of Representatives' Warrant issued by the Company to underwriters New York Broker, Inc. and New York Broker Deutschland AG upon consummation of the Company's initial public offering. Filed as
           Exhibit 4.2 to the Company's Registration Statement on Form S-1 (File No. 333-64619) and incorporated herein by reference.

     10.1  License Agreement by and among Artificial Life, Inc., [             ]
           and Escrow Europe (Switzerland) AG, dated August 6, 2001

     10.2 Employment Agreement between Artificial Life Asia, Ltd. and Phaik Chin Lim dated June 1, 2001.

     99    Forward-looking Information

(b)  Reports on Form 8-K

  On June 1, 2001, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission announcing that (i) it cut staff cuts and initiated corporate restructuring, including shutting down its

Russian operations, (ii) it planned to file for bankruptcy with respect to the Registrant's German and Swiss subsidiaries, (iii) its Chief Financial Officer had resigned and it appointed his replacement, (iv) it had received notice from Nasdaq that it no longer was in compliance with Nasdaq listing requirements, (v) it planned to relocate its headquarters and (vi) that it was engaged in merger and financing discussions.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in New York City, New York on August, 14, 2001.


                                         ARTIFICIAL LIFE, INC.
                                         ----------------------
                                         (Registrant)

                                         By:  /s/ Eberhard Schoneburg
                                              ----------------------------
                                              Eberhard Schoneburg
                                              Chairman, President &
                                              Chief Executive Officer
                                              (Principal Executive Officer)

                                         By:  /s/ Phaik Chin Lim
                                              ----------------------------
                                              Phaik Chin Lim
                                              Chief Financial Officer
                                              (Principal Financial Officer)

EXHIBIT INDEX

Exhibit

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

+10.1 License Agreement by and among Artificial Life, Inc., [_________], and
      Escrow Europe (Switzerland) AG dated August 6, 2001.

 10.2 Employment Agreement between Artificial Life Asia, Ltd. and Phaik Chin Lim dated June 1, 2001.

 99   Forward-looking Information


* Previously filed.

+ Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the commission.