Form 10-Q
period 2001-09-30
ARTIFICIAL LIFE INC
filed 2001-11-14
CIK 1070361

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2001

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____.

                         COMMISSION FILE NUMBER 0-25075
                         ------------------------------

                              ARTIFICIAL LIFE, INC.
                              ---------------------
             (Exact name of Registrant as specified in its charter)

                   DELAWARE                                04-3253298
       ------------------------------------------------------------------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                Identification No.)

             885 THIRD AVENUE, SUITE 2921
                  NEW YORK, NEW YORK                         10022
       ------------------------------------------------------------------
        (Address of principal executive offices)           (Zip Code)

                                 (212) 829-4386
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such

filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 5, 2001, the registrant had 10,728,469 shares of common stock, $0.01 par value per share, outstanding.

                              ARTIFICIAL LIFE, INC.

                                TABLE OF CONTENTS

PART I:                      FINANCIAL INFORMATION                      PAGE NO.
                                                                        --------
ITEM 1.   UNAUDITED FINANCIAL STATEMENTS:

          Condensed Consolidated Balance Sheets - December 31, 2000
          and September 30, 2001........................................       2

          Condensed Consolidated Statements of Operations for
          the Three and Nine Months Ended  September 30, 2000 and 2001..       3

          Condensed Consolidated Statements of Stockholders'
          Equity (Deficit) for the Nine Months Ended  September 30,
          2000 and 2001.................................................       4

          Condensed Consolidated Statements of Cash Flows for
          the Nine Months Ended September 30, 2000 and 2001.............       5

          Notes to Unaudited Condensed Consolidated Financial
          Statements....................................................       6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...........................       8

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK...................................................      12

PART II                         OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS.............................................      12

ITEM 2    CHANGE IN SECURITIES AND USE OF PROCEEDS......................      12

ITEM 3    DEFAULTS UPON SENIOR SECURITIES...............................      12

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........      12

ITEM 5    OTHER INFORMATION.............................................      12

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K..............................      13

                              ARTIFICIAL LIFE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                                             December 31,    September 30,
                                                                                 2000            2001
                                                                             ------------    -------------
Current assets:
  Cash and cash equivalents                                                  $    729,696    $     78,068
  Accounts receivable, trade, net of allowance for doubtful
    accounts of $2,152,070 in 2000 and $1,924,690 in 2001                       1,315,074              --
  Accounts receivable, affiliate                                                  207,766              --
  Due from officer/stockholder                                                     53,773          41,840
  Refundable foreign taxes                                                         81,949              --
  Prepaid expenses and other current assets                                       287,381         100,648
                                                                             ------------    ------------

      Total current assets                                                      2,675,639         220,556
                                                                             ------------    ------------

Property and equipment:
  Computer equipment                                                            3,290,916         615,186
  Furniture and fixtures                                                          806,885              --
  Leasehold improvements                                                          642,445              --
  Office equipment                                                                401,602           2,001
                                                                             ------------    ------------

                                                                                5,141,848         617,187
  Less accumulated depreciation and amortization                                1,719,994         310,946
                                                                             ------------    ------------

                                                                                3,421,854         306,241
                                                                             ------------    ------------

Other assets:
  Costs in excess of fair value of net assets acquired, net of accumulated
    amortization of $33,493 in 2000 and $62,152 in 2001                            52,482          23,824
  Capitalized software development costs, net of accumulated
    amortization of $964,140 in 2000 and $1,134,373 in 2001                       500,984         104,002
  Investments in unconsolidated subsidiaries                                      250,000         250,000
  Deposits and other assets                                                        62,046          25,904
                                                                             ------------    ------------

                                                                                  865,512         403,730
                                                                             ------------    ------------

  TOTAL ASSETS                                                               $  6,963,005    $    930,527
                                                                             ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                                           $  2,169,086    $  1,249,056
  Advances from stockholder                                                            --       1,045,000
  Deferred revenue                                                                289,554         228,725
  Accrued expenses                                                              1,087,587         792,518
                                                                             ------------    ------------

      Total current liabilities                                                 3,546,227       3,315,299
                                                                             ------------    ------------

Commitments and contingencies Stockholders' equity (deficit):
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized, no shares issued and outstanding                                       --              --
  Common stock, $.01 par value; 30,000,000 shares authorized,
    10,303,469 shares issued and outstanding in 2000 and 10,728,469
    shares issued and outstanding in 2001                                         103,035         107,285
  Additional paid-in capital                                                   25,379,538      26,200,894
  Notes receivable from stockholders                                             (198,301)       (111,649)
  Accumulated deficit                                                         (21,493,775)    (28,581,302)
  Accumulated other comprehensive loss                                           (373,719)             --
                                                                             ------------    ------------

      Total stockholders' equity (deficit)                                      3,416,778      (2,384,772)
                                                                             ------------    ------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                       $  6,963,005    $    930,527
                                                                             ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                              ARTIFICIAL LIFE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            Three-month periods            Nine-month periods
                                                            ended September 30,            ended September 30,
                                                       ----------------------------    ----------------------------
                                                           2000            2001            2000            2001
                                                       ------------    ------------    ------------    ------------
Revenues:
  Software license agreements                          $  1,945,556    $  1,029,000    $  3,831,443    $  1,323,381
  Application services and other                          2,704,792          56,500       5,162,223       1,461,607
                                                       ------------    ------------    ------------    ------------

                                                          4,650,348       1,085,500       8,993,666       2,784,988
                                                       ------------    ------------    ------------    ------------

Operating expenses:
  General and administrative                              2,336,979         581,478       5,753,543       4,205,404
  Engineering and cost of sales                           2,292,016         143,556       6,300,190       3,296,613
  Research and development                                  390,172           3,734         902,725         239,373
  Sales and marketing                                       679,970          64,740       2,406,153       1,592,287
  Provision for doubtful accounts                                --              --              --          40,670
  Net restructuring charges                                      --              --              --         395,676
                                                       ------------    ------------    ------------    ------------

     Total operating expenses                             5,699,137         793,508      15,362,611       9,770,023
                                                       ------------    ------------    ------------    ------------

     Income (loss) from operations                       (1,048,789)        291,992      (6,368,945)     (6,985,035)

Other income (expenses):
  Foreign exchange gain (loss)                               15,415              --         (26,121)        (17,401)
  Equity in loss of joint venture                          (188,499)             --        (754,068)             --
  Interest income                                            33,068           4,035         125,904          13,347
  Interest expense                                             (816)        (26,340)        (31,967)        (98,438)
                                                       ------------    ------------    ------------    ------------

     Income (loss) before provision for income taxes     (1,189,621)        269,687      (7,055,197)     (7,087,527)

Provision for income tax                                         --              --              --              --
                                                       ------------    ------------    ------------    ------------

     Net income (loss)                                 $ (1,189,621)   $    269,687    $ (7,055,197)   $ (7,087,527)
                                                       ============    ============    ============    ============

Net earnings (loss) per share:
  Basic                                                $      (0.12)   $       0.03    $      (0.69)   $      (0.68)
  Diluted                                                     (0.12)           0.02           (0.69)          (0.68)

Weighted average shares outstanding
  used in per share calculation:
  Basic                                                  10,293,071      10,728,469      10,186,237      10,462,444
  Diluted                                                10,293,071      11,924,302      10,186,237      10,462,444

See accompanying notes to unaudited condensed consolidated financial statements.

                              ARTIFICIAL LIFE, INC.

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                    Comprehensive       Preferred Stock              Common Stock        Additional
                                       Income       -------------------------   ---------------------     Paid-in
                                       (Loss)         Shares        Amount        Shares      Amount      Capital
                                    ------------    ----------   ------------   ----------   --------   -----------
Balance at December 31, 1999                                --   $         --    9,863,415   $ 98,634   $15,563,784

Issuance of common stock                                    --             --      461,842      4,619     9,711,905

Repayment of notes receivable
  from stockholders net of
  increases for accrued interest                            --             --           --         --            --

Stock options issued for services
  rendered                                                  --             --           --         --       114,285

Comprehensive loss:
  Net loss                          $ (7,055,197)           --             --           --         --            --
  Foreign currency translation
    adjustment                          (210,661)           --             --           --         --            --
                                    ------------    ----------   ------------   ----------   --------   -----------
      Total comprehensive loss      $ (7,265,858)
                                    ============

Balance at September 30, 2000                               --   $         --   10,325,257   $103,253   $25,389,974
                                                    ==========   ============   ==========   ========   ===========

Balance at December 31, 2000                                --   $         --   10,303,469   $103,035   $25,379,538

Issuance of common stock                                    --             --      425,000      4,250       385,750

Repayment of notes receivable
  from stockholders net of
  increases for accrued interest                            --             --           --         --            --

Stock options issued for services
  rendered                                                  --             --           --         --       435,606

Comprehensive loss:
  Net loss                          $ (7,087,527)           --             --           --         --            --
  Foreign currency translation
    adjustment                           373,719            --             --           --         --            --
                                    ------------    ----------   ------------   ----------   --------   -----------
      Total comprehensive loss      $ (6,713,808)
                                    ============

Balance at September 30, 2001                               --   $         --   10,728,469   $107,285   $26,200,894
                                                    ==========   ============   ==========   ========   ===========

                                                                 Accumulated
                                                                    Other           Total
                                      Notes       Accumulated    Comprehensive   Stockholders'
                                    Receivable      Deficit          Loss           Equity
                                    ----------   ------------    -------------   -------------
Balance at December 31, 1999        $(749,981)   $ (8,905,480)     $ (85,908)     $ 5,921,049

Issuance of common stock             (337,500)             --             --        9,379,024

Repayment of notes receivable
  from stockholders net of
  increases for accrued interest      734,376              --             --          734,376

Stock options issued for services
  rendered                                 --              --             --          114,285

Comprehensive loss:
  Net loss                                 --      (7,055,197)            --       (7,055,197)
  Foreign currency translation
    adjustment                             --              --       (210,661)        (210,661)
                                    ---------    ------------      ---------      -----------
      Total comprehensive loss

Balance at September 30, 2000       $(353,105)   $(15,960,677)     $(296,569)     $ 8,882,876
                                    =========    ============      =========      ===========

Balance at December 31, 2000        $(198,301)   $(21,493,775)     $(373,719)     $ 3,416,778

Issuance of common stock                   --              --             --          390,000

Repayment of notes receivable
  from stockholders net of
  increases for accrued interest       86,652              --             --           86,652

Stock options issued for services
  rendered                                 --              --             --          435,606

Comprehensive loss:
  Net loss                                 --      (7,087,527)            --       (7,087,527)
  Foreign currency translation
    adjustment                             --              --        373,719          373,719
                                    ---------    ------------      ---------      -----------
      Total comprehensive loss

Balance at September 30, 2001       $(111,649)   $(28,581,302)     $      --      $(2,384,772)
                                    =========    ============      =========      ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                              ARTIFICIAL LIFE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Nine-month periods
                                                                          ended September 30,
                                                                      --------------------------
                                                                          2000           2001
                                                                      -----------    -----------
Cash flows from operating activities:
  Net loss                                                            $(7,055,197)   $(7,087,527)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
      Depreciation and amortization                                     1,213,765      1,037,421
      Equity in loss of joint venture                                     754,068             --
      Intercompany profit elimination                                      (9,421)            --
      Net restructuring charges                                                --        395,676
      Interest income accrued on notes receivable from stockholders       (15,889)       (13,348)
      Stock options issued for services rendered                          114,285        435,606
      Decrease in accounts receivable, affiliates                         331,832        159,050
      (Increase) decrease in accounts receivable, trade                (3,864,543)     1,025,734
      Increase in prepaid expenses and other assets                      (303,309)       (64,387)
      Increase in accounts payable and other current liabilities        1,364,737      1,480,224
      (Increase) decrease in due to/from officer/stockholder             (118,301)        11,788
                                                                      -----------    -----------

      Net cash used by operating activities                            (7,587,973)    (2,619,763)
                                                                      -----------    -----------

Cash flows from investing activities:
  Purchases of property and equipment                                  (2,253,449)       (58,193)
  Proceeds from sales of property and equipment                                --         76,500
  Expenditures for capitalized software development costs                (100,783)            --
  Cash of subsidiaries sold or in bankruptcy                                   --        (93,177)
  Investment in joint venture                                            (909,900)            --
                                                                      -----------    -----------

      Net cash used by investing activities                            (3,264,132)       (74,870)
                                                                      -----------    -----------

Cash flows from financing activities:
  Proceeds from notes receivable from stockholders                        718,487        100,000
  Repayment of note payable and advances from stockholder                (500,000)       (40,000)
  Proceeds from advances from stockholder                                      --      1,085,000
  Proceeds from bank credit lines                                              --      1,006,671
  Proceeds from issuance of common stock                                9,410,802        250,000
                                                                      -----------    -----------

      Net cash provided by financing activities                         9,629,289      2,401,671
                                                                      -----------    -----------

Effect of exchange rate changes on cash                                   (32,580)      (358,666)
                                                                      -----------    -----------

      Net decrease in cash and cash equivalents                        (1,255,396)      (651,628)

Cash and cash equivalents at beginning of period                        2,592,388        729,696
                                                                      -----------    -----------

Cash and cash equivalents at end of period                            $ 1,336,992    $    78,068
                                                                      ===========    ===========

Supplemental disclosure of cash flow information:
  Interest paid                                                       $    31,967    $    43,797
  Note receivable received upon exercise of stock options                 337,500             --
  Proceeds from exercise of stock options applied as a reduction
    of accrued consulting expense                                              --        140,000

See accompanying notes to unaudited condensed consolidated financial statements.

                              ARTIFICIAL LIFE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Artificial Life, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-
X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statement presentation. The consolidated financial statements include the accounts of Artificial Life, Inc., and its wholly-owned subsidiaries: Artificial Life Schweiz AG ("Artificial Life Schweiz"), Artificial Life Deutschland AG ("Artificial Life Deutschland"), Artificial Life Ventures, Inc. ("Artificial Life Ventures"), Artificial Life USA, Inc. ("Artificial Life USA"), Artificial Life Mobile Computing, Inc. ("Artificial Life Mobile Computing"), Artificial Life Asia Limited ("Artificial Life Asia"), and Artificial Life Rus Ltd., the wholly-owned subsidiary of Artifical Life Schweiz ("Artificial Life Rus"). All significant intercompany balances and transactions have been eliminated in consolidation. Artificial Life Schweiz and Artificial Life Deutschland ceased operations in May 2001 and entered into bankruptcy and dissolution proceedings in June 2001. As of the dates of the bankruptcy filings, Artificial Life Schweiz and Artificial Life Deutschland were excluded from consolidation in the Company's financial statements, and the stockholder equity or deficit of each of the subsidiaries at that time were recorded as an increase or decrease to the net restructuring charges recorded in the quarter ended June 30, 2001. See Note 2 to Notes to Condensed Consolidated Financial Statements (Unaudited) for the Three and Nine Months Ended September 30, 2001. Artificial Life Rus ceased operations in May 2001 and its stock was sold to an unrelated third party.

The financial information included in this report has been prepared in conformity with the accounting policies reflected in the financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. CORPORATE RESTRUCTURING AND NEED FOR ADDITIONAL FINANCING

In 2000, the Company continued to incur losses from operations, and had partially funded these losses through three private placements of Common Stock totaling $8.9 million. The Company continued to incur losses in the first and second quarter of 2001. Based on the substantial restructuring of the Company in the second quarter of 2001 and the Company's stringent cost controls, the Company achieved profitability in the third quarter of 2001, however, there can be no assurances such results will continue in future quarters. The Company's continued losses have severely impacted the Company's liquidity and cash position. For this reason, the Company restructured its operations, implemented a significant cost reduction program, and began efforts to sell intellectual property for direct use into third-party systems. In connection with the Company's restructuring, the Company shut down and sold all of the stock of Artificial Life Rus for a nominal value on May 25, 2001, and the buyer assumed all outstanding liabilities of Artificial Life Rus as part of the transaction. In addition, the Company ceased operations of Artificial Life Deutschland and Artificial Life Schweiz in May 2001 and bankruptcy and dissolution proceedings were commenced in June 2001 for both entities. The Company has also taken drastic steps to reduce its U.S. operations, including a major reduction of office facilities, the relocation of its offices to temporary offices in New York, New York, and the termination of most of its staff. The Company did not provide any termination benefits to terminated employees. The Company intends to use subcontractors to meet its staffing needs in the immediate future, while focusing its efforts on the sale and support of its existing products including the sale of non-exclusive source code licenses.

As a result of these restructuring efforts, the Company incurred net restructuring charges in the quarter ended June 30, 2001 of $395,676. Components of the net restructuring charges are as follows:

Loss on sale of Artificial Life Rus                      ($377,026)
Loss on disposal of property and equipment                (367,666)
Loss on elimination of stockholder's equity of
Artificial Life Schweiz                                    (50,342)
Gain on elimination of stockholder's deficit of
Artificial Life Deutschland                                399,358
                                                         ---------

    Net restructuring charges                            ($395,676)
                                                         =========

In 2001, the Company's Chief Executive Officer advanced $485,000 to the Company during the first quarter and an additional $600,000 during the second quarter for a total of $1,085,000. The advances are being converted into an interest bearing term loan and, in part or in total, may be converted into equity at a later date, subject to the approval of the Company's stockholders. Currently, the Company has been unable to pay its past due payroll liabilities of approximately $128,000 with respect to Artificial Life Asia and is currently negotiating the settlement of claims for unpaid wages and vacation pay of approximately $150,000, representing the maximum amount of damages claimed with respect to this matter, in connection with its operations in the United States. Furthermore, the Company has not paid its Chief Executive Officer his salary earned to date in 2001 of $227,435. Even though the Company significantly reduced its operating expenses during the first nine months of 2001, it may not have sufficient resources to fund its operations through the end of 2001. To that end, the Company entered into an irrevocable stock purchase agreement with Bluefire Capital, Inc., a Cayman Island Corporation ("Bluefire"), on March 22, 2001, to provide the Company with equity financing. Bluefire has committed to purchase up to $13,000,000 of shares of the Company's common stock over the course of three years, and such amount may increase if certain conditions are met. The ability to raise funds through this equity facility and the number and amount of each equity transaction available under the facility are subject to certain conditions at the time of each sale of the Company's common stock to Bluefire. As a result of the current market conditions, the Company has deferred the filing of a registration statement on Form S-1 pursuant to the terms of the agreement. Once market conditions improve, the Company intends to file the registration statement which will allow the sale of common stock to Bluefire. The Company is continuing to pursue short-term borrowings and other direct share placement opportunities to meet its anticipated liquidity shortfalls. The Company cannot assure that it will be able to complete this or any other financing or that such financings will be adequate to meet the Company's needs.

These factors create a substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company does not currently meet certain of the listing requirements of the Nasdaq National Market ("Nasdaq"). The Company met with representatives of Nasdaq and requested a 90 day grace period until October 18, 2001 to comply with the Nasdaq's listing requirements. On August 20, 2001, the Company received a letter from the Nasdaq Listings Qualification Panel notifying the Company of its de-listing from the Nasdaq stock exchange. The Company's common stock is now traded on the Over The Counter Bulletin Board (OTC BB).

3. NET LOSS PER SHARE

Basic net loss per share is calculated based on the weighted average number of common shares outstanding for the three and nine month periods ended September 30, 2000 and 2001. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. The effect of dilutive options and warrants was to increase weighted average shares outstanding by 1,195,833 for the quarter ended September 30, 2001. Basic and diluted net loss per share are the same for all other periods presented, since the effect of inclusion of all common stock equivalents would be anti-dilutive.

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

On June 30, 2001 the Company granted to (i) Richard Bonn an option to purchase 200,000 shares of the Company's common stock at an exercise price of $0.35 per share in connection with Mr. Bonn assuming the position of the Company's Chief Information Officer, (ii) Klaus Kater, the Company's former Chief Technology Officer, an option to purchase 100,000 shares of the Company's common stock at an exercise price of $0.35 per share in satisfaction of services rendered by him, and (iii) Rolf Levenhagen, the Company's former President - Sales and Marketing and a former member of the Company's Board of Directors, an option to purchase 300,000 shares of the Company's common stock at an exercise price of $0.35 per share in satisfaction of services rendered by him. Additionally, Messrs. Levenhagen and Kater each exercised their options to purchase 300,000 and 100,000 shares of common stock, respectively, on June 30, 2001. Amounts received on exercise totaling $140,000 were applied as a reduction of consulting fees to these individuals.

In connection with the above issuances of stock options and warrants in the quarter ended June 30, 2001, the Company recognized compensation expense in the amount of $334,000.

On August 17, 2001, the Company granted an option to purchase 50,000 shares of common stock at an exercise price of $1.01 per share to John Perry Barlow in consideration of consulting services rendered to the Company.

On August 22, 2001, the Company granted an option to purchase 50,000 shares of common stock at an exercise price of $1.00 per share to Ms. Claudia Alsdorf in connection with Ms. Alsdorf's newly adopted role as a member of the Company's Board of Directors.

In connection with the above issuances of stock options in the quarter ended September 30, 2001, the Company recognized compensation expense in the amount of $43,500.

5. ADVANCES FROM STOCKHOLDER

In the first quarter of 2001, the Company's Chief Executive Officer, a major stockholder of the Company, advanced $485,000 to the Company. Furthermore, the Company's Chief Executive Officer advanced an additional $600,000 to the Company during the second quarter of 2001 for a total of $1,085,000. The Company repaid $40,000 of this amount in the third quarter of 2001. The advanced funds bear interest at 10%, are unsecured and are due on demand. Interest expense on these advances amounted to $54,641 for the nine month period ended September 30, 2001, and is netted in due from officer/stockholder at September 30, 2001.

6. SEGMENT INFORMATION

The Company, whose operations consist of a single line of business, markets and supports "intelligent software robots," software programs, and related intellectual property, that the Company has designed to automate and simplify time-consuming and complex business-related Internet functions.

During the nine month period ended September 30, 2001, the Company had operations located outside of the United States in Switzerland, Russia, Germany and Hong Kong. See Note 2 to the Notes to Condensed Consolidated Financial Statements (Unaudited) for the Three and Nine Months Ended September 30, 2001.

Other financial data for the nine month period ended September 30, 2001, is as follows:

                                    United                      Russian
                                    States      Switzerland    Federation    Germany       Asia       Eliminations      Total
                                    ------      -----------    ----------    -------       ----       ------------      -----
Revenues from external
customers                        $ 2,106,145    $   171,436    $      --    $ 507,407    $      --    $        --    $ 2,784,988

Intersegment revenue                  97,613         68,790      567,988      163,447           --       (897,838)            --
Interest income                      101,025            164           --        1,788           --        (89,630)        13,347
Interest expense                      55,198         49,791          546       82,533           --        (89,630)        98,438
Depreciation and amortization
  expense                            305,653        132,352       84,656       87,330        1,759             --        611,750
Net restructuring charges           (355,544)       (50,341)    (377,027)     387,236           --             --       (395,676)
Income tax expense                        --             --           --           --           --             --             --
Net loss                          (4,053,650)    (1,321,185)    (794,037)    (604,902)    (299,424)       (14,329)    (7,087,527)
Investment in unconsolidated
  subsidiary                         250,000             --           --           --           --             --        250,000

Expenditures for property
  and equipment                           --         24,224       12,605       12,038        9,326             --         58,193
Identifiable assets                2,939,329             --           --           --       14,623     (2,023,425)       930,527

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

On September 5, 2001 Copley Place Associates filed suit against the Company alleging that the Company breached its commercial lease by vacating its former Boston, Massachusetts corporate headquarters prior to the expiration of the lease term. Copley Place Associates has alleged damages of approximately $585,000. The Company is vigorously defending the lawsuit. At September 30, 2001, the Company had accrued $100,000 in connection with all costs related to this matter.

In connection with claims for unpaid wages and vacation pay made by former employees of its U.S. operations, the Company has accrued $150,000 representing the maximum amount of damages claimed with respect to this matter. The Company is currently negotiating settlements with certain of these employees. Although certain of these employees of the Company's U.S. operations have filed claims for unpaid wages and vacation pay with the Office of the Attorney General of the Commonwealth of Massachusetts, to the Company's knowledge, as of November 1, 2001 no suits had been filed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

OVERVIEW

We were established in 1997 pursuant to a management buyout from our former parent company, Neurotec International Corp., a German multimedia and internet solutions company. Our initial business plan focused on the provision of software consulting services. We subsequently shifted our business focus from providing software consulting services to the development, marketing and support of software programs designed to automate and simplify complex business-related internet functions, such as web navigation, direct sales and marketing, e-mail automation, user profiling, knowledge management, financial planning and portfolio management.

We continued to incur losses in the first and second quarter of 2001. Based upon our substantial restructuring efforts in the second quarter of 2001 and our efforts to maintain stringent cost controls, we achieved profitability in the third quarter of 2001, however, there can be no assurances such results will continue in future quarters. Our continued net losses have severely impacted our liquidity and cash position which, in turn, have impeded our ability to fund our operations. Consequently, in connection with our Annual Report on Form 10-K for the fiscal year ended December 31, 2000, our independent certified public accountants expressed an opinion doubting our ability to continue as a going concern. As of September 30, 2001, we had cash and cash equivalents of approximately $78,000 and accounts payable in excess of $1,200,000. On April 6, 2001 we received a letter from the Nasdaq National Market ("Nasdaq") stating that we were no longer in compliance with certain listing requirements. On July 12, 2001, a panel hearing was held by Nasdaq to discuss our plans and ability to comply with the listing requirements. We subsequently presented a detailed plan to the panel and requested a 90-day grace period to comply with the requirements. On August 20, 2001, we were de-listed from the Nasdaq stock exchange. The de-listing may materially impair the ability of stockholders to buy and sell shares of our stock, and trading is limited primarily to over-the-counter quotation services, such as the Over-the-Counter Bulletin Board. For these reasons, during the first half of 2001, we restructured our operations, implemented a significant cost reduction program, and began efforts to sell intellectual property for direct use into third-party systems.

During the first half of 2001, we reevaluated our business and shifted our focus to the marketing and sales of our products and now reserve product development efforts primarily for individual clients that contract for such development. Consequently, we continue to anticipate devoting fewer resources to engineering and research and development activities in the future. We laid off nearly all of our engineering and research and development employees during the first half of 2001 and plan to subcontract these services as needed. As a result, we significantly reduced our engineering and research and development costs in the first half of 2001. Costs for engineering and research and development were kept at a minimum for the quarter ended September 30, 2001. In connection with this restructuring, we sold all of our stock in Artificial Life Rus on May 25, 2001. We have therefore been relieved of all tax assessment liability associated with the operations of Artificial Life Rus. We also ceased the operations of Artificial Life Schweiz and Artificial Life Deutschland in May 2001 and commenced bankruptcy and dissolution proceedings for both entities in June 2001.

In addition, we implemented a significant cost reduction program during the first half of 2001. Costs for operations were kept to a minimum for the quarter ended September 30, 2001. We have taken drastic steps to reduce our U.S. operations, including a major reduction of office facilities, the relocation of our headquarters from Boston, Massachusetts to New York, New York, the termination of our lease for our former headquarters in Boston, Massachusetts and the termination of most of our staff. Also, we have reduced our marketing activities, website development, technology, and operating infrastructure development budgets. Furthermore, we are currently reviewing plans to consolidate the operations of Artificial Life USA, Artificial Life Mobile, and Artificial Life Ventures to minimize overhead costs and expenses. We are seeking a long-term lease contract for our new headquarters in New York and currently continue to occupy a temporary office. Lease obligations from this temporary office are less than $10,000 per month.

In the third quarter of 2001, we started a second business division focusing on life science applications. We believe that the algorithms and methods that we have developed over the last several years will allow new and innovative applications in the health care and life science industries. We do not intend to develop products in this division, but rather, intend to work on a consulting and project basis with clients and to license our existing intellectual property for the life science area. However, there can be no guarantee that we will be successful in this new application of our product line or that this new business division will generate significant revenues in the future.

Although we realized significant software license revenues in 1999 and 2000, and although software license revenues as a percentage of overall revenues increased from 1999 to 2000, software license revenues decreased significantly in the first nine months of 2001 as compared to the same period in 2000. The decrease in software license revenues was due to many factors, including but not limited to, the downturn of the global internet market, the general negative business climate throughout the world, our inability to obtain additional financing to fund operations, the cessation of our European and Russian operations, and the significant downsizing and restructuring of our U.S. operations.

In the near term, we have shifted our business focus to the marketing, sales, and support of our existing products, including the sale of non-exclusive source code licenses. We will continue limited product development of our financial product packages and individual client contracted projects. Our continued losses have severely impacted our liquidity and cash position. To the extent that our marketing and sales of existing products and limited product development efforts do not result in commercially successful products that generate significant net revenues, we will be materially adversely affected. There can be no assurance that we will ever generate sufficient revenues from the sale of our products or associated services to achieve and maintain profitability.

Because we have shifted our primary business focus from software consulting to licensing developed intellectual property and products, marketing and support and in light of our current global downsizing, results of operations to date are not reflective of our business prospects going forward. Moreover, we expect to experience significant fluctuations in our future operating results due to a variety of factors. Factors that may affect our operating results include the recovery of the global Internet markets, the general market acceptance of our products, our ability to sell and license our intellectual property, the amount of software consulting we undertake in the future, success in creating and entering into strategic alliances, our mix of product and service sales, our response to competitive pressure and our ability to attract and retain qualified personnel. Gross profit margins will vary from product to product and between products and services. Although we may have some ability to affect our products and services mix, our sales mix may vary from period to period and our gross margins will fluctuate accordingly.

In addition to our restructuring efforts, we are also seeking additional financing to increase liquidity and capital resources. If we are unable to obtain additional financing, this will have a material adverse effect on our business.

RESULTS OF OPERATIONS

In fiscal year 2000, license revenues increased in the aggregate and as a percentage of overall revenues and our client base expanded. In the nine month period ended September 30, 2001, license revenues and other revenues decreased in comparison to the first nine months of 2000, due to global market conditions, cessation of operations in Europe and substantial downsizing of our United States operations. Our current strategy is to continue maintaining stringent cost controls and focus our efforts on the sale and support of our existing products, including the sale of non-exclusive source code licenses.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES: Revenues for the quarter ended September 30, 2001 were $1,085,500 as compared to $4,650,348 for the quarter ended September 30, 2000. The decrease of $3,564,848 or 77% was due primarily to a major downturn of the global Internet markets, an inhospitable business climate, our inability to obtain necessary funding, our restructuring and dramatic downsizing of operations.

ENGINEERING AND COST OF SALES: These costs generally consist of salary and payroll tax expenses, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of products and services from which we derive our revenues. Engineering expenses for the quarter ended September 30, 2001 were $143,556 as compared to $2,292,016 for the quarter ended September 30, 2000. The decrease of $2,148,460 or 94% was primarily due to our downsizing and lay-off of engineering personnel in the second quarter of 2001 and the use of outside consultants on an as-needed basis in the third quarter of 2001.

RESEARCH & DEVELOPMENT: Research and development expenses are similar in nature to engineering expenses, but they relate to products in their initial stage and are anticipated to generate revenue at a later date. Research and development expenses for the quarter ended September 30, 2001 were $3,734 as compared to $390,172 for the quarter ended September 30, 2000. The decrease of $386,438 or 99% is due primarily to the shut down of the Russian research and development operations and related staff reductions in the second quarter of 2001 as we decreased research and development in favor of sales of existing products.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consist of salary and payroll tax expenses of administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the quarter ended September, 30, 2001 were $581,478 as compared to $2,336,979 for the quarter ended September 30, 2000. The decrease of $1,755,501 or 75% was due primarily to the substantial consolidation of our operations and associated staff reductions.

SALES AND MARKETING: Sales and marketing expenses consist of salary and payroll tax expenses of sales and marketing personnel, costs relating to marketing materials, promotional videos, advertising, trade show related expense and public relations activities. Sales and marketing expenses for the quarter ended September 30, 2001 were $64,740 compared to $679,970 for the quarter ended September 30, 2000. The decrease of $615,230 or 90% was primarily due to our restructuring, cost cutting measures and the increased efficiency of our marketing efforts.

NET LOSS/GAIN: The net profit for the quarter ended September 30, 2001 was $269,687 as compared to a net loss of $1,189,621 for the quarter ended September 30, 2000. This gain is due to a substantial decrease in our cost of operations as a result of our restructuring and downsizing and, during the second quarter of 2001, the cessation of our unprofitable operations in Europe.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES: Revenues for the nine months ended September 30, 2001 were $2,784,988 as compared to $8,993,666 for the nine months ended September 30, 2000. The decrease of $6,208,678 or 69% was due to the general downturn of the global Internet markets during the period, the general negative business climate, our inability to obtain necessary funding, and our restructuring and dramatic downsizing of operations.

ENGINEERING AND COST OF SALES: These costs generally consist of salary and payroll tax expenses, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Engineering expenses for the nine months ended September 30, 2001 were $3,296,613 as compared to $6,300,190 for the nine months ended September 30, 2000. The decrease of $3,003,577 or 48% is primarily attributable to the effects of our continued global cost cutting program and the lay-off of staff. Major components of the engineering and cost of sales reduction include payroll and related costs of $1,592,000, travel and lodging expenses of $375,000, occupancy expense of $184,000, depreciation of $147,000, and consulting expense of $544,000.

RESEARCH AND DEVELOPMENT EXPENSES: Research and development expenses are similar in nature to engineering expenses except that they relate to products in their initial stage. Research and development expenses for the nine months ended September 30, 2001 were $239,373 as compared to $902,725 for the nine months ended September 30, 2000. The decrease of $663,352 or 73% is primarily attributable to a decrease of payroll and related costs of $378,000 associated with the shut down of our Russian research and development facility and lay-off of engineering research and development personnel in the United States, reduction in occupancy costs of $58,000, reduction in travel and lodging expense of $52,000 and reduction in professional affiliation expense of $80,000. The research and development expenses for 2000 and 2001 are net of capitalized software development costs.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses consist of salary and payroll tax expenses of administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the nine months ended September 30, 2001 were $4,205,404 as compared to $5,753,543 for the nine months ended September 30, 2000. The decrease of $1,548,139 or 27% is primarily attributable to our shut down of European operations, the outsourcing of certain administrative infrastructure, reductions due to the lay-off of staff and global downsizing during the second quarter of 2001. Significant expense reductions include payroll and related costs of $834,000, travel and entertainment expense of $416,000, communications expense of $77,000 and legal and accounting expenses of $273,000.

SALES AND MARKETING EXPENSES: Sales and marketing expenses consist of salary and payroll tax expenses of marketing personnel and costs relating to marketing materials, trade shows, promotional videos, advertising and public relations activities. Marketing expenses for the nine months ended September 30, 2001 were $1,592,287 as compared to $2,406,153 for the nine months ended September 30, 2000. The decrease of $813,866 or 34% is primarily attributable to the reduction of general marketing expenses in both the United States and Europe in connection with our restructuring. Significant changes include reductions in payroll and related costs of $108,000, sales conference expense of $227,000, travel and entertainment expense of $95,000, rent expense of $69,000, and advertising expense of $323,000 and an increase of consulting expense of $117,000.

NET LOSS: Net loss for the nine months ended September 30, 2001 was $7,087,527 compared to a net loss of $7,055,197 for the nine months ended September 30, 2000. This increase of $32,330 or 0.5% is a result of the substantial reduction in revenue due to the downturn of the global internet markets and our dramatic downsizing, as offset by cost savings resulting from our restructuring, cost reduction programs and cessation of our European operations.

LIQUIDITY AND CAPITAL RESOURCES

Overview

From inception through July 3, 1997, we funded our operations primarily through initial equity investments in 1994 and 1995 totaling $500,000 and net income from operations. Subsequent to July 3, 1997, we incurred operating losses in connection with our transition from software consulting to product development, marketing and sales. These losses have been funded to date by a private placement of non-voting common stock of $181,367, the net proceeds of which we received in June 1998 and a private placement of 824,000 shares of common stock which raised $3,946,481 in net proceeds. In December 1998, we received $9,302,773 net proceeds from our initial public offering. During 1999, holders of options to purchase our common stock exercised their options which netted approximately $1,300,000, which we received in 1999 and the first quarter of 2000. In February 2000, we concluded two private placements of common stock. Both transactions occurred at purchase prices that were at a premium to the average closing price for five days prior to the transaction date. The first transaction netted us $2,562,500 in exchange for 102,500 our common shares; the second transaction netted us $1,550,000 in exchange for 50,000 common shares. In March 2000, we concluded another private placement of common stock. The transaction occurred at a purchase price that was at a premium to the average closing price for the five days prior to the transaction date. The transaction netted us $4,856,250 in exchange for 150,000 common shares and warrants to purchase 75,000 shares of common stock. In January 2001, we issued 25,000 common shares to a single individual in a private placement. The total proceeds from this issuance amounted to $250,000. Costs related to these transactions were immaterial. Our future requirements for additional capital will depend on many factors, including but not limited to, the general recovery of the global Internet markets, sales, marketing and promotional programs and efforts, and the levels of revenues achieved through the future sales of our suites of products.

In 2000, we continued to incur losses from operations, and had partially funded these losses through three private placements of our common stock totaling $8.9 million. We continued to incur losses in the first and second quarter of 2001. Based upon our substantial restructuring in the second quarter of 2001 and our continued efforts to maintain stringent cost controls, we were able to achieve profitability in the quarter ended September 30, 2001, however, there can be no assurances of such results in the future. The losses incurred in the past, however, have severely impacted our liquidity and cash position.

In order to fund our cash needs for 2001, we borrowed $485,000 from our Chief Executive Officer during the first quarter, an additional $600,000 during the second quarter for a total of $1,085,000. We repaid $40,000 of this amount in the third quarter of 2001. The advanced funds bear interest at 10%, are unsecured and are due on demand. Without obtaining additional financing or capital, we will not have sufficient resources to fund our operations through 2001. To that end, we entered into an irrevocable stock purchase agreement with Bluefire Capital on March 22, 2001 to provide us with equity financing. We are continuing to pursue other short-term borrowings and other direct share placement opportunities to meet our anticipated liquidity shortfalls. We cannot assure that we will be able to complete this or any other financing or that such financings will be adequate to meet our capital needs.

These factors create a substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might come from the outcome of this uncertainty.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that involve risks and uncertainties. Discussions containing forward looking statements may be found in the material set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in this report generally. The words "believe," "expect," "anticipate," and similar expressions identify forward-looking statements. Such statements are based on management's current assumptions and expectations and are subject to a number of factors and uncertainties which could cause actual results or business conditions to differ materially from those anticipated in the forward-looking statements. There can be no assurance that actual results will not differ materially from those described in such statements because of various factors that may cause or contribute to such differences, including but not limited to, those risks described in our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2000. Such factors also include, but are not limited to: the risk that our current liquidity and cash position and ability to raise additional financing or capital may further deteriorate; limitations our ability to generate revenues; the potential that we may fail to successfully complete the restructuring of our operations and our cost reduction program; the detrimental effect of our dependence on the growth in demand for agent-based software products, such as our suite of SmartBot products; the risk from competition with more established software companies; the potential that market acceptance of our software robot products will not materialize; limitations on our ability to minimize design defects, software errors, misuse of our products, incorrect data from external sources and other potential problems which we may not be able to control; limitations on our ability to remain competitive resulting from limited product development and individual contracted products; our potential inability to generate revenues from sales of our intellectual property for direct use into third party systems; the potential adverse effects of our decision not to create new products and technologies for the foreseeable future; limitations on our ability of to retain key employees; adverse effects of our dependence on third party contractors to complete portions of our development work; certain risks associated with sales in foreign markets, including political and economic instability, restrictive trade policies of foreign governments, local economic conditions in foreign markets, potentially adverse tax consequences and the burdens on customers of complying with a variety of applicable laws; potential adverse effects of our dependence on continued growth of the internet and online commerce; our potential inability to protect our intellectual property and other proprietary rights; our potential inability to establish and maintain brand identity; the possibility that we will not be successful in managing our foreign operations; the potential that we will be unsuccessful in identifying and obtaining third party licenses for voice recognition software which will be compatible with our products; the potentially adverse impact of government regulations; and the adverse effects of negative general economic conditions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain our cash and cash equivalents in checking, savings, and money market accounts. Approximately 91% of these deposits are denominated in U.S. dollars. At September 30, 2001, approximately 9% of these deposits were denominated in Hong Kong dollars. Deposits in both fixed rate and floating rate interest accounts carry a degree of interest rate risks. Fixed rate deposits may be adversely impacted due to a rise in interest rates, while floating rate deposits may produce less income than expected if interest rates fall. Due in part to these factors, our future interest income may fall short of expectations due to changes in interest rates. The cash denominated in non-U.S. currency units is subject to exchange risks as well as interest rate risks. We believe that a hypothetical 10% increase or decrease in either interest or exchange rates, however, would not have a material adverse effect on our financial condition. We do not hold derivative financial instruments, derivative commodity investments or other financial investments or engage in foreign currency hedging or other transactions that would expose us to material market risk.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 8, 2001, four suits filed by AAA Corporate Rentals for nonpayment of rent for apartments we rented on behalf of certain foreign employees were settled for an aggregate settlement of $40,000. We satisfied our obligation under this settlement agreement in August 2001.

On September 5, 2001 Copley Place Associates filed suit against us alleging that we breached our commercial lease by vacating our former Boston, Massachusetts corporate headquarters prior to the expiration of the lease term. Copley Place Associates has alleged damages of approximately $585,000. We are vigorously defending the lawsuit.

On June 8, 2001, we filed for bankruptcy protection for Artificial Life Deutschland in the Insolvenzgericht Frankfurt. An unfavorable resolution of this administrative proceeding could have a material adverse effect on our business, results of operations, or financial condition. These proceedings are currently still pending.

On June 29, 2001, we filed for bankruptcy protection for Artificial Life Schweiz in the bankruptcy court of Kanton Nidwalden, Switzerland. The bankruptcy court closed the case due to lack of assets on August 20, 2001. As a result, this entity was dissolved and no further action on our part is required.

In connection with claims for unpaid wages and vacation pay made by former employees of its U.S. operations, we accrued $150,000 representing the maximum amount of damages claimed with respect to this matter. We are currently negotiating settlements with certain of these employees. Although certain employees of our U.S. operations have filed claims for unpaid wages and vacation pay with the Office of the Attorney General of the Commonwealth of Massachusetts, to our knowledge, as of November 1, 2001 no suits had been filed.

It is possible that we may become a party to various legal proceeding arising from the settlement of our outstanding liabilities.

ITEM 2. CHANGE IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On June 8, 2001, we filed for bankruptcy protection for Artificial Life Deutschland in the Insolvenzgericht Frankfurt. As of the date of the bankruptcy filing, Artificial Life Deutschland owed $543,010 including funds owed to Dresdner Bank pursuant to a bank overdraft line and funds owed to other creditors. These proceedings are currently still pending.

On June 29, 2001, we filed for bankruptcy protection for Artificial Life Schweiz in the bankruptcy court of Kanton Nidwalden, Switzerland. As of the date of the bankruptcy filing, Artificial Life Schweiz owed $463,661 including funds owed to UBS Bank pursuant to a bank overdraft credit line and funds owed to other creditors. The bankruptcy court closed the case due to lack of assets on August 20, 2001. As a result, this entity was dissolved and no further action on our part is required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On April 6, 2001 we received a letter from the Nasdaq National Market ("Nasdaq") stating that we did not comply with certain listing requirements. On July 12, 2001, a panel hearing was held by the Nasdaq to discuss our plans and ability to comply with the listing requirements. We subsequently presented a detailed plan to the panel and requested a 90-day grace period to comply with the requirements. On August 20, 2001, we were notified by the Nasdaq Listing Qualifications Panel that we were not granted the requested 90-day grace period and consequently, we were delisted from the Nasdaq stock exchange. Our shares are now traded on the Over The Counter Bulletin Board under the same ticker symbol.

We have incurred losses for income tax purposes for fiscal years 1998, 1999, and 2000. These losses will be available to carry forward and reduce income taxes, if any, in future periods.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None.

(b) Reports on Form 8-K

On August 21, 2001, we filed a Current Report on Form 8-K under Items 5 and 7 with the Securities and Exchange Commission announcing that: (i) on August 20, 2001, we had publicly disseminated a press release announcing that our common stock would no longer be listed on the Nasdaq Stock Market effective with the open of business on August 20, 2001, and (ii) on August 21, 2001, we had terminated the employment of our former chief information officer, Richard Bonn, due to an inability to reach an agreement with Mr. Bonn as to the terms of his continued employment.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in New York City, New York on November 14, 2001.


                                               ARTIFICIAL LIFE, INC.
                                               ---------------------
                                               (Registrant)

                                               By: /s/ Eberhard Schoeneburg
                                                  ------------------------------

                                                   Eberhard Schoeneburg
                                                   Chairman, President &
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

                                               By: /s/ Phaik Chin Lim
                                                  ------------------------------

                                                   Phaik Chin Lim
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)