Form 10-K
period 2001-12-31
ARTIFICIAL LIFE INC
filed 2002-04-01
CIK 1070361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR
     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

                919 Third Avenue, Suite 2734, New York, NY, 10022
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (212) 745-1172

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.01 Par Value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

As of March 26, 2002, the Registrant had 10,943,389 shares of Common Stock outstanding.

The aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq Over-the-Counter Bulletin Board, of voting stock held by non-affiliates of the Registrant on March 26, 2002 was approximately $5,617,952

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                                     PART I

ITEM 1. BUSINESS.

GENERAL

We develop, market and support "intelligent" software robots ("bots"). Our award winning bots, also known as "SmartBots," are software programs based on many years of artificial intelligence research and development. They are designed for a wide variety of horizontal and vertical applications such as Web navigation, direct sales and marketing, e-mail automation, user profiling, knowledge management, sales response and call center automation, electronic customer relationship management (eCRM) and wealth planning and portfolio management. While each of our SmartBots will function independently and may be customized for a particular application, customers are also able to combine the SmartBots to create even more powerful and intelligent, robot-based electronic commerce ("e-commerce") solution. We also have developed products for applications in data mining, statistical analysis and customer service to support the back-office functionality of the SmartBot products. In addition, we provide software consulting services to corporations and other entities seeking software solutions, in the fields of "intelligent" software programs and biotech and life science applications.

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

THE ARTIFICIAL LIFE SOLUTION

We have developed our ALife SmartBot products and product suites to assist in solving problems relating to information retrieval, Web navigation, customer self-help, self-service applications and direct marketing on the Internet as well as wealth building and investment portfolio management. All of our products are designed to communicate in natural language and to respond "intelligently" to the user's command or inquiry, and in some cases, to act autonomously.

The SmartBot products are based on our patent pending ALife-SmartEngine technology. The ALife-SmartEngine is the core component that gives our products the ability to converse with their users in natural language to process and respond to natural language commands or questions. The ALife-SmartEngine gives our products the capability to act in an intelligent and human like way with core intelligence. It provides our products with a conversational short-term and long-term memory, knowledge bases, contextual understanding and a sophisticated goal system. The ALife-SmartEngine contains several "intelligent" modules that process and interpret textual input. These modules work together to break down the essential components of human conversation -- detailed knowledge of certain topics, casual talk about topics of interest ("small talk"), memory of previously discussed topics, and some emotional content and intentions that drive the conversation -- and use these components to "understand" and respond to the user in a manner that is more human-like and less machine-like than most "query-based" software. We believe that our products will allow people to interact with computers in a more natural and intelligent way -- similar to a conversation with a human being.

Historically, general natural language understanding and processing software programs (often classified under the category "artificial intelligence") have focused on understanding the meaning of a sentence in the same way as a human would, so that the software program could react appropriately to a spoken sentence or a sentence typed in at the keyboard. These programs have had only limited success. Our ALife-SmartEngine instead attempts to mimic comprehension of a sentence by using complex pattern matching techniques to determine the actual goals and intentions of the user. An important advantage of our pattern matching approach is that it is language independent and hence allows our products to communicate in any given natural language and even in double-byte encoded languages such as Chinese or Japanese. In addition, by "understanding" the user's goals and intentions, ALife-SmartEngine-based products are being designed to possess the ability to actively drive and maintain a conversation about certain topics, and not merely react to the user. Our products are thus designed to engage people in dialogues and conversations. This allows our clients to gather highly rich information and content derived from client communications.

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

Most of our SmartBots communicate with the user via a life-like three-dimensional graphical interface known as an "Avatar." Most products come with a standard human-like Avatar. However, the Avatar may be customized by the client, including using pre-existing branded icons or displays. For instance, an e-commerce retailer of computer equipment might customize its Avatar so that visitors to its Web site converse with a talking computer. We believe that the use of an animated "talking partner" allows people to interact with computers in a more natural and personal manner, and that the ability of our customers to customize the Avatars allows them to develop or maintain brand or name recognition among visitors to their Web site.

PRODUCTS

We have developed the following software robots for use individually or in various combinations as detailed in the Product Suite descriptions below.

ALIFE-WEBGUIDE: We released a Personal Version 1.0 of this SmartBot in September 1998, the first Professional Version 1.0 in November 1998 and the Enterprise Version in April 1999. The latest release of ALife-WebGuide, Version 3.1, released in July 2001, is included in the ALife SmartBot Suite, described below. These versions were and are designed to reside on a Web site and help users navigate the site by accepting and processing questions, such as search queries, from users in natural language and responding to users in natural language. These SmartBot versions engage the user in a "conversation" through questions and answers and, upon learning of the user's interests, are designed to display Web pages that match the content of the "conversation" or to suggest links to other locations on the Web site. In an e-commerce application, the ALife-WebGuide can be designed by the Web site host to function like a human sales associate at a retail store, greeting customers coming through the door of the virtual store and assisting them with advice and background information about products and prices. This bot allows the use of a customizable animated Avatar interface.

ALife-WebGuide versions run on both Netscape Navigator or Communicator 4.5 or higher and Microsoft Internet Explorer 4.0 or higher. It is designed with a client/server architecture, requiring a Java virtual machine 1.8 or higher. The knowledge capture tool for ALife-WebGuide, the ALife KnowledgeEditor, is a platform-independent application. We believe that the potential market for this product includes any Internet Web site that needs or desires a more intuitive, user-friendly, natural language interface. Currently, we only sell ALife-WebGuide Version 3.1.

ALIFE-MESSENGER: The ALife-Messenger serves as a natural language-based automated e-mail reply and answering service. By customizing the Knowledge Bases of the ALife-Messenger, a company can automate replies to incoming e-mail queries and customer requests. The ALife-Messenger is designed to work like an off-line ALife-WebGuide by selecting appropriate answers to input queries in an "intelligent" way. However, instead of displaying Web pages, the ALife-Messenger is designed to automatically scan an incoming e-mail for certain keywords and phrases, prepare a reply e-mail and attach, as appropriate, additional information that matches what this SmartBot determines might be useful to the user, such as relevant documents, price-lists, e-coupons, and links to other Web sites. It is intended that, for a corporate purchaser using Alife-BotMe!, or our ALife-DirectMail Interface (both new plug-ins for our ALife SmartBot Suite), ALife-Messenger can reply to e-mails, with the goal of improving and supporting the direct marketing channel.

ALife-Messenger supports standard e-mail systems. We released Version 1.0 of the ALife-Messenger in April 1999. We market this product to companies and institutions that need to interact extensively with clients via e-mail or that have extensive customer and client service programs using the Internet. The most current version of ALife-Messenger, Version 3.1, is now incorporated in the ALife-SmartBot Suite.

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

ALife-Portfolio-Manager is designed to run on personal computers with Microsoft Windows 98 or NT. We released Version 1.0 of ALife-Portfolio-Manager in November of 1999 on a project application basis only, and had a general release in May 2000. We also sell a client-server version of this product that has been available since the middle of 2001. ALife- PortfolioManager is a component of the ALife-SmartFinance Suite.

PRODUCT SUITES

We sell our products within both singular and complementary functionality by offering our products through a series of product suites as detailed below.

ALife SmartBot Suite (TM)

The ALife SmartBot Suite addresses the needs of the eCRM (Customer Relationship Management) market and the rapidly growing self-help, self-service markets as a front-end piece or gateway and will improve the overall user experience for Web visitors, build strong and loyal customer relationships, and give companies a distinct competitive advantage in customer relationship management, sales and support through employment of the following features:

ALife-Webguide to Assist with Online Sales and Customer Service

Whether customized to facilitate online sales, answer frequently asked questions or support clients through web based self-help, self-service applications, ALife-WebGuide SmartBots converse with Web site visitors in natural language and retrieve relevant Web pages. In a sales mode, this SmartBot can conduct a needs analysis to make a product recommendation. In a service mode, this SmartBot can function as a virtual, first tier customer support representative, providing personalized responses to customer inquiries.

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

ALife Instant Messaging and ALife DirectMail Interface

We are constantly adapting to market requirements. To satisfy the increasing demand for intelligence in mass emailing and instant messaging applications we have developed new and flexible interfaces to include our SmartBots in emails and instant messaging services. Clients may optionally purchase these additional interface modules.

ALife SmartFinance Suite (TM)

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

ALife-Financial Planner

The ALife-FinancialPlanner consists of certain calculation modules enhanced with bot functionality to interactively assist the user in estimating the amount of personal investment required to achieve a variety of typical life events, such as retirement, buying a home, or secondary education. As part of the planning process, the tool can incorporate "what-if" scenarios that provide estimations and projections to reach a financial goal. Other features include the ability to instantaneously update calculation results and graphic displays based on user inputs and integrating the user's risk profile. As with PortfolioManager, a SmartBot is there to help the user through every step of the process.

ALife SmartMobile Suite (TM)

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

BotMe!

For marketers, the time users spend online presents an opportunity to push relevant information to the user in a fun and interactive way. Our BotMe! offers such a mechanism. ALife-BotMe! enhances the Web user's interface by presenting an animated graphical character known as an "avatar." This avatar can be a branded character, a cartoon or even a realistic image of a person. Through sophisticated graphics, BotMe! facilitates the interaction with SmartBots and offers a natural language way to converse with them. By residing on the desktop, independent of the browser, BotMe! not only gives access to the traditional resources of the Web, but also offers a bi-directional communication channel with other BotMe! users and companies and can represent a direct, friendly, "push" channel between our clients and their customers.

CONSULTING AND PRODUCT SERVICES

In the past our strategy was to provide consulting, maintenance, and support services for most or all of our products. We recently revised this approach, however, and now expect to provide many of these services by utilizing the resources of our partners, resellers and consultants. We anticipate that in certain cases customers will require support for, and customized versions of, our SmartBot products or additional developments in order to tailor the product to their needs. In addition, we plan to provide support for the creation and maintenance of the Knowledge Bases of our bots and customer specific back-office tools for analyzing client profiles gathered by our bots either ourselves or through our partner and reseller network.

Prior to 1999, we had derived substantially all of our revenues from software consulting services provided to a small number of customers. During the year ended December 31, 1998, substantially all of our revenue was derived from the completion of our existing obligations for our sole remaining consulting contract for 1998 and the resulting license sale thereto. During the year ended December 31, 1999, approximately 29% of our revenue was derived from license sales and during the year ended December 31, 2000 approximately 39% of our revenue was derived from license sales. During the year ended December 31, 2001 approximately 53% of our revenues was derived from license sales. Although we have shifted our primary business focus from software consulting and product development to sales, marketing and support of our existing products, we anticipate that we will continue to derive a portion of our revenues from software consulting projects and services. In particular, we expect that we will provide software solutions for companies and other entities seeking consulting expertise with agent-based software programs. In the near term, we believe that a significant percentage of our revenues may continue to be derived from software consulting services.

BUSINESS STRATEGY

In 1999, our first year as a publicly traded company, we focused on completing the development of several products, continuing our development of other products, increasing our sales and support infrastructure, and expanding our international presence. As evidenced by our product development achievements, our former St. Petersburg, Russia development facility, and our former sales and support offices in Switzerland, Germany and the United States, we believed that we had achieved those initial goals.

In 2000, we continued to focus on our sales and product development efforts. On the technology side, we completed our eCRM suite, our first comprehensive release demonstrating the combined utility of our software. On the sales side, revenue growth not only continued at a strong pace, but the revenue mix was much more broadly distributed among our client base.

In 2001, we had to re-focus and restructure our business and adjust to the global market downturn for Internet related business activities. The unfavorable market conditions and resulting revenue decrease forced us to downsize our staff dramatically and to shift and outsource many of our activities to our partners, resellers and consultants.

However, we continue to work toward becoming a worldwide leader in commercial software robot-based solutions to solve various issues confronting today's Internet use. To achieve this objective, our strategy includes the following key elements:

BUILD BRAND NAME RECOGNITION. We are seeking to achieve a broad adoption of our products and strong brand recognition. It is our belief that Artificial Life is a well recognized brand for software robots and natural language processing in our industry. We believe that significant brand name recognition has been achieved through the foregoing channels: we have either been mentioned or featured in a variety of publications and broadcast media in the United States, Germany and Switzerland during the past two years including Forbes magazine's "Best of the Web" edition, CNN's CNN.com show (broadcast on January 13, 2001), and Germany's ZDF. Similarly, our employees and management presented at speaking engagements for trade and other marketing forums. We also received exposure from the various industry awards, including, most recently, the Massachusetts Interactive Media Council (MIMC) award for "Enabling Technologies-User Applications" for our ALife-WebGuide Product. Lastly, we believe that references from our existing clients have so far been the best way to strengthen our brand development and recognition.

As a direct result of the global market downturn in 2001, only a few players in our industry have survived. We believe that as a pioneer in this space, Artificial Life's brand recognition is and remains strong, despite the global market downturn of 2001.

CREATE MULTIPLE REVENUE STREAMS. We believe that our product line, corporate customization and our future installed user base will present a significant opportunity to develop and maintain multiple revenue streams resulting from product sales and maintenance, customization and consulting and licensing fees. As these different revenue streams mature, we plan to expand, contract, discontinue or replace existing programs based on their success and may introduce new programs to supplement or replace existing programs.

EXPAND GLOBALLY.

As a result of the global market downturn in 2001 we drastically cut back our international expansion efforts as part of our restructuring activities. We shut down our subsidiaries in Germany, Switzerland and Russia in the first half of 2001 and no longer maintain a direct presence in these countries. We are currently focusing our direct sales and marketing efforts on the United States and Asian markets only.

In the future, the global expansion of our business will be primarily driven by and through partnerships with various strategic alliance partners, resellers and consultants around the world. However, there can be no assurance that we will be able to successfully attract or retain potent partners and resellers in other countries.

PRODUCT ENHANCEMENT

The downturn of the markets in 2001 and the resulting downsizing of our company forced us to adjust our development strategy. In the future, we intend to improve and adapt our products mainly upon client request and demand to satisfy customizing or product enhancement needs under client contracts.

MARKETING AND SALES

We are currently selling and marketing our products through a variety of methods and channels, including but not limited to direct sales, distribution and channel agreements, strategic relationships and third party providers and plan to continue to do so going forward. We believe that joint ventures and strategic relationships provide an effective means of entering targeted vertical markets while targeted direct sales are instrumental for obtaining large, must-have clients. It is our belief that this strategy will provide a cost effective means of achieving maximum exposure for our products and services.

In 2000, we experienced a significant shift in our customer base as our two primary clients from 1999, Liechtenstein Global Trust and net-tissimo.com, which accounted for approximately 81% of our 1999 sales (64% and 17%, respectively) accounted for only 35% of our 2000 sales (30% and 5%, respectively). However, both the number and type of clients that engaged our products and services in 2000 expanded. As a result, we experienced an overall increase in sales. This revenue trend did not continue in 2001, however, as the global Internet markets slowed down dramatically. As a result, our revenues in 2001 decreased by over 70% as compared to our revenues in 2000.

In addition to our prior marketing efforts for the individual products in the ALife product suite, we began, in the second half of 1999, to initiate marketing campaigns to establish recognition of the Artificial Life brand. Going forward, we intend to generate marketing material using our in-house capabilities (such as our own product BotMail) and our multi-media know-how to produce innovative interactive advertisement techniques for the Internet. Additionally, we plan to use our own products, ALife-Messenger and the ALife-WebGuide, to further promote our products and services. In 2000, we decided to focus our marketing efforts on the key vertical markets in which we are presently working. These efforts included direct advertising, email outreaches and trade show and conference representations. We chose, in general, to attend only trade shows and conferences in which we had a featured speaking slot to enable us to best present our offerings. We also developed a key innovative marketing tool in 2000 that we intend to use for internal purposes. This tool is called BannerBot, a SmartBot enabled Banner Ad that allows a user to maintain a limited, targeted discourse with a SmartBot through a Banner Ad. In 2001, our external marketing efforts were reduced and kept at a minimum in response to the downturn in the global markets. During the first quarter of 2002, we added a DirectMail Interface and an instant messaging plug-in to our product suite.

STRATEGIC ALLIANCES AND JOINT VENTURES

In March 1999, we agreed to enter into a joint venture with the Bon Appetit group of Switzerland in which our technology is being used to offer a software robot based e-commerce solution. The main focus of this joint venture was to develop a high traffic, high volume, low cost e-commerce site on the Internet. We licensed our SmartBot products to the joint venture. Pursuant to a separate development agreement with the joint venture, we also provided products and software development and consulting services to the venture. The joint venture partner was to use its purchasing relationships to obtain certain of the consumer products for sale on the joint venture's e-commerce Website. In 2000, the focus of the site and its name changed (from "net-tissimo.com" to "net-promotions.ch") to reflect dynamic change in the marketplace and it currently focuses on promotional and specialty sales and campaigns. In January 2001, during a subsequent financing round for the venture, in which we did not participate, our ownership interest in the venture was reduced from 50% to 19.9%. We currently plan to sell our remaining stake in this joint venture.

In addition, in 1999, we completed a contract for the first phase of a development and consulting project with a European based global trust. The project goal was to define and design the trust's future Internet-based financial services. The successful completion of this phase led to a larger scale implementation of this development project that continued through fiscal year 2000. In the third quarter of 2001 we licensed our portfolio management software to this financial institution and therewith successfully concluded this three-year relationship.

In 2001 we initiated a cooperation with Scient to support our global customers and to jointly win new clients. In Germany we partnered with SmartBot Technologies GmbH and Human Solution to compensate for the closing of our German and Swiss subsidiary. In the biotech and Life Science arena we commenced an alliance with the Swiss-Canadian BeFutur Biotechnologies Corporation for joint research to facilitate and simulate stem cell growth patterns. We have not recognized any revenues from these relationships.

Furthermore, we are constantly evaluating strategic alliances with companies in the United States, Europe, and Asia for marketing, selling and developing products.

PRODUCT DEVELOPMENT

Since 1997, we have developed our technology and products internally to a large extent. We are continuously exploring opportunities to extend the functionality of our ALife-SmartEngine-derived products through the inclusion of third party software and applications in the development of such products.

After several years of intensive research and development efforts and product development we believe that most of our products are now in a mature state and accordingly, our development efforts for the existing products can be redirected to less costly maintenance, support and customization efforts.

In the third quarter of 2001 we started a second business division for the life sciences and biotech applications. We intend to apply our current products in these additional vertical markets. We do not intend to develop new biotech or life science products, but rather, intend to deploy our existing intellectual property relating to simulations models and algorithms to these fields. We also intend to do contractual research and to customize and sell our intellectual property to interested clients or partners in these markets. The new business division is conceptualized to not consume major resources. We instead plan to leverage our existing technology, algorithms and computational models to develop this additional market opportunity. Most sales efforts will be orchestrated with partners and resellers already established in these markets.

However, we can not guarantee that we will be able to find major partners and resellers or that we will be successful in finding new clients for our products and technology.

COMPETITION

The market for our products and services is still relatively new and constantly evolving. Competition can be expected to intensify significantly as the market matures and the more established software companies, such as Microsoft Corporation, become increasingly involved. Barriers to entry are relatively insubstantial. We believe that the principal competitive factors for companies seeking to become involved in the software robot industry are core technology, delivery methods, brand recognition, ease of use and interfaces.

We use our core technology, the ALife-SmartEngine, in a wide variety of business areas. Although we have not yet identified any competitors in exactly the same areas in which we are active, there are companies that have overlapping activities and therefore could be regarded as our competition. Such firms include, among others: Active Buddy, Inc; Ask Jeeves; Autonomy, Inc.; Brightware, Inc.; Digital Marketing Concepts, Inc.; eGain, Inc.; eAssist Global Solutions, Inc; Extempo, Inc.; General Magic, Inc.; GK Intelligent Systems, Inc.; Haptek, Inc.; Headpedal, Inc.; Intellix A/S; Kinetoscope, Inc.; Kiwi Logic AG; Microsoft Corporation; Netsage Corp.; NativeMinds; Nuance, Inc.; Novomind AG; SRA International, Inc. and Virtual Personalities, Inc. This list may not be complete and may change and substantially increase over time.

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

To the extent one or more of our competitors introduce products that more fully address customer requirements, our business could be materially adversely affected. There can be no assurance that we will be successful in customizing contracted enhancements to our existing products or new products, incorporating new technology on a timely basis, or that our new products will adequately address the changing needs of the marketplace. If we are unable to customize existing products in a timely manner in response to changing market conditions or customer requirements, our business, prospects, financial condition and results of operations will be materially adversely affected.

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

In 2001, we filed for three patent applications pertaining primarily to our ALife-SmartEngine. There can be no guarantee that these patent applications will be granted and, as of March 26, 2002, we had not received a decision regarding the final grant of the patents. We cannot assure that the existing or future patents of third parties will not have an adverse effect on our ability to continue to commercialize our products. Furthermore, we cannot assure that other companies will not independently develop similar products or duplicate any of our planned products or obtain patents that will require us to alter our products or processes, pay licensing fees or cease development of our planned products. The occurrence of any such event may have a material adverse effect on our business, prospects, financial condition, and results of operation.

EMPLOYEES

We restructured our employment strategy and policy during the global market downturn in 2001 to cut cost to a minimum to shift our employment model from internal employees to working with consultants, resellers and global partners on an as-needed basis. The efforts in this respect were quite successful. By utilizing our current network of partners, resellers and consultants we now have access to highly qualified human resources in excess of 500 engineers in the USA, Germany and Russia. We also have maintained access to many former full time employees to assist us on a contractual basis as we may require from time to time. As of December 31, 2001 we had 6 employees and 40 consultants under contract. Most of the corporate functions (such as accounting) are or have been outsourced to service companies and consultants. There can be no assurance, however, that we will be able to find, attract or retain such consultants and partners in the future.

Our employees and consultants are not represented by any labor unions. We consider our relations with our employees and consultants to be good.

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS; RISK FACTORS

Statements in this Annual Report on Form 10-K under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements that may be made by us or by our officers, directors or employees, acting on our behalf, that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Statements that include the words "believe," "expect," "anticipate," "intend," "possible," "predict," "project," or similar expressions are forward-looking statements. Such factors include, among others, the risk factors detailed below.

RISK FACTORS

CHANGE IN STRATEGY. In prior fiscal years, we changed our primary business focus from software consulting to the development, marketing and support of our ALife product suite of "intelligent" software robots (also known as "SmartBots" or "bots"). Having achieved a number of our development objectives, and in an effort to reduce costs during 2001, we directed our resources away from research and development, and are now focusing on marketing our existing product line and customized enhancements. We must, among other things, continue to expand existing strategic relationships and marketing and distribution arrangements and develop new ones, respond to competitive developments, and attract, retain and motivate qualified personnel. In addition, because we have adopted this new, refocused business strategy, results of operations to date are particularly unreflective of our future results of operations. Our decision to focus on marketing and supporting our existing software robot products is predicated on the assumption that the demand for such products will be large enough to permit us to operate profitably. There can be no assurance that our assumption will be correct or that we will be able to successfully compete as a provider of such products. If our assumption is not accurate, or if we are unable to compete as a provider of agent-based software products, our business, prospects, financial condition and results of operations will be materially adversely affected.

In the second half of 2001 we launched a second business division focusing on life science applications. We expect to be able to apply our technology successfully in the area of human genome research, stem cell research and life science applications in general as far as they are related to natural language data analysis and data mining and computational simulation models that resemble our artificial life technologies. We do not intend to develop new products for these markets, but rather, we intend to deploy and sell our current technology and to apply our simulation models in life science projects. Sales and marketing efforts will be shared with or transferred to our global partners.

MINIMAL REVENUES AND RECENT LOSSES; PERIOD TO PERIOD COMPARISONS; LIMITED OPERATING HISTORY; ANTICIPATION OF CONTINUED LOSSES. As a consequence of the change in our primary business focus from software consulting to the development, and more recently, to the marketing and support of our ALife suite of SmartBot software products, we expect that this will significantly slow development of new products and that an increasing percentage of our future revenues will be derived from sales and services associated with our software robot products. Conversely, revenues from our consulting business, as a percentage of gross revenues, significantly decreased over time and we expect that this trend will continue. Accordingly, past financial results do not reflect the results of our current business activities. In the years ended December 31, 1998, 1999, 2000 and 2001 we incurred net losses of $2,191,206, $6,758,214, $12,588,295, and $6,843,762 respectively. Furthermore, our limited operating history leads us to believe that period-to-period comparisons of our operating results are not meaningful and that the results for any period should not be relied upon as an indication of future performance. We face the risks and problems associated with pursuing a new business strategy and have a limited operating history on which to evaluate our future prospects. Such prospects should be considered in light of the risks, expenses and difficulties frequently encountered in marketing and supporting new products in a new and emerging industry characterized by rapid technological change, a number of potential market entrants and intense competition. Even though we were able to generate modest profits during the third and fourth quarter of 2001, there can be no assurance that we will achieve or sustain significant revenues or become cash flow positive or profitable in the near future or ever.

CORPORATE RESTRUCTURING AND NEED FOR ADDITIONAL FINANCING. In 2000, we continued to incur losses from operations, and partially funded these losses through three private placements of common stock totaling $8.9 million. We continued to incur losses in the first and second quarter of 2001. Based on our substantial restructuring in the second quarter of 2001 and our ability to maintain stringent cost controls, we achieved profitability in the third and fourth quarters of 2001, however, there can be no assurances such results will continue in future quarters. Our continued losses have severely impacted our liquidity and cash position. For this reason, we restructured our operations, implemented a significant cost reduction program, and began efforts to sell intellectual property for direct use into third-party systems.

In connection with our restructuring, we shut down and sold all of the stock of Artificial Life Rus, our Russian subsidiary, for a nominal value on May 25, 2001, and the buyer assumed all outstanding liabilities of Artificial Life Rus as part of the transaction. In addition, we ceased operations of Artificial Life Deutschland and Artificial Life Schweiz, our German and Swiss subsidiaries in May 2001 and bankruptcy and dissolution proceedings were commenced in June 2001 for both entities. The bankruptcy court closed the case concerning our former Swiss subsidiary due to lack of assets on August 20, 2001, however, the dissolution proceeding with respect to our former German subsidiary remains pending. Although we believe that we will incur no further liabilities in connection with these bankruptcy proceedings, the ultimate outcome cannot be determined at this time. Moreover, we have made no provision for any additional liabilities which may be incurred.

We have also taken drastic steps to reduce our United States operations, including a major reduction of office facilities, the relocation of our offices to temporary offices in New York, New York, and the termination of most of our staff. We did not provide any termination benefits to terminated employees. We intend to use subcontractors to meet our staffing needs in the immediate future, while focusing efforts on the sale and support of existing products including the sale of non-exclusive source code licenses and contracted customized enhancements.

As a result of these restructuring efforts, we incurred net restructuring charges in the quarter ended June 30, 2001 of $395,676. Components of the net restructuring charges are as follows:

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
                                                        =========

In 2001, our chief executive officer advanced $485,000 to us during the first quarter, $600,000 during the second quarter and advanced an additional $50,000 to us during fourth quarter of 2001. During the third quarter of 2001, we repaid $40,000 of these advances. As of December 31, 2001, the total amount of principal and interest due to Mr. Schoeneburg in connection with these advances, net of expenses paid on his behalf, is approximately $1,110,000. The advances are being converted into an interest bearing term loan and, in part or in total, may be converted into equity at a later date, subject to the approval of our stockholders. Currently, we have been unable to pay our past due payroll liabilities of approximately $175,000 with respect to Artificial Life Asia and are currently negotiating the settlement of claims for unpaid wages and vacation pay of approximately $150,000, representing the maximum amount of damages claimed with respect to this matter, in connection with operations in the United States. Furthermore, our chief executive officer has elected to forgo his salary earned in 2001 of $319,440. Even though we significantly reduced our operating expenses during 2001, we may not have sufficient resources to fund operations. We are continuing to pursue short-term borrowings and other direct share placement opportunities to meet our anticipated liquidity shortfalls. However, we cannot assure that we will be successful in our attempts to raise capital, or that such sources of financing will be adequate to meet our needs. If we are unsuccessful in our efforts to raise sufficient capital and strengthen our liquidity, this will have a material adverse effect on our ability to continue operations.

These factors create a substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might come from the outcome of this uncertainty.

DE-LISTING FROM NASDAQ. We do not currently meet certain of the listing requirements of the Nasdaq National Market ("Nasdaq"). On August 20, 2001, we received a letter from the Nasdaq Listings Qualification Panel notifying us that our common stock would no longer be listed on the Nasdaq stock exchange. As a result, our common stock is now traded on the Over The Counter Bulletin Board (OTC BB). Prior to that, we had entered into an irrevocable stock purchase agreement with Bluefire Capital, Inc., a Cayman Islands corporation to provide us with up to $13,000,000 of equity financing subject to the terms and conditions in that agreement. As a result of the delisting, however, this agreement terminated. Consequently, this source of financing is no longer available to us. As a further consequence of our shares being de-listed from Nasdaq, our common stock is traded with less frequency and is less liquid. It is has also become more difficult to obtain accurate, current information concerning market prices for our common stock. Although we intend to reapply for inclusion of our common stock on Nasdaq once we are again eligible to do so, there can be no assurance we will be successful in our attempts to have our shares listed on Nasdaq.

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

COMPETITION. The market for our products and services is new, evolving and growing rapidly. Competition can be expected to intensify significantly as the market matures and the more established software companies become increasingly involved. Barriers to entry are relatively low. Although we have not yet identified any competitors in exactly the same areas in which we are active, there are companies that have overlapping activities and therefore could be regarded as our competition. Such firms include, among others: Active Buddy, Inc; Ask Jeeves; Autonomy, Inc.; Brightware, Inc.; Digital Marketing Concepts, Inc.; eGain, Inc.; eAssist Global Solutions, Inc; Extempo, Inc.; General Magic, Inc.; GK Intelligent Systems, Inc.; Haptek, Inc.; Headpedal, Inc.; Intellix A/S; Kinetoscope, Inc.; Kiwi Logic AG; Microsoft Corporation; Netsage Corp.; NativeMinds; Nuance, Inc.; Novomind AG; SRA International, Inc. and Virtual Personalities, Inc. This list may not be complete and may change and substantially increase over time. We believe that the principal competitive factors affecting the market for our products include core technology, delivery methods, brand recognition, ease of use and interfaces. The relative importance of each of these factors depends upon the specific customer involved. There can be no assurance that we will be able to compete effectively with respect to any of these factors.

Our present or future competitors may be able to develop products comparable or superior to those offered by us or adapt more quickly than us to new technologies or evolving customer requirements. To be successful in the future, we must respond to technological change, customer requirements and competitors' current products and innovations. There can be no assurance that we will be able to compete effectively in our market, that competition will not intensify or that future competition will not have a material adverse effect on our business, prospects, financial condition and results of operations.

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

PRODUCT DEFECTS AND PRODUCT LIABILITY. Our software robot products are complex and could from time to time contain design defects or software errors that could be difficult to detect and correct. There can be no assurance that, despite our efforts to test these products, errors will not be found in our products which could result in delay in or inability to achieve market acceptance and thus could have a material adverse effect upon our business, prospects, financial condition and results of operations.

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

DEPENDENCE ON KEY PERSONNEL. Our performance is substantially dependent on the continued services and performance of its senior management outside consultants and other key personnel, particularly Eberhard Schoeneburg, our president, chief executive officer and chairman. We have entered into an employment agreement with Mr. Schoeneburg. We do not maintain key man life insurance on any of our senior management or key personnel. Our performance also depends upon our ability to continue to retain and motivate our other officers, key employees and outside consultants. The loss of the services of, and the failure to promptly replace, any of our executive officers or other key employees could have a material adverse effect on our business, prospects, financial condition and results of operations. Our future success also depends on our ability to continue to identify, attract, hire, train, retain and motivate other highly skilled software engineers, consultants and managerial and marketing personnel.

DEPENDENCE ON THIRD PARTY CONTRACTORS. With the restructuring efforts and downsizing in 2001 we utilize consultants to perform most portions of the work on our ALife suite of SmartBot software products and to assist customers in the installation and support of our SmartBot software products. There can be no assurance that we will continue to be successful in attracting or retaining such consultants. In addition, our ability to provide our software consulting services and introduce our products is dependent, in part, on the ability of these independent consultants to complete their engagements in a timely and cost-effective manner. In particular, consulting resources could be required to install, support and customize our software products, including creating the content of the Knowledge Bases (databases which can be combined or exchanged to give the derived products differing sets of expertise). Therefore, the availability of such resources could directly impact sales of such products. Some of these consultants will be employees of other companies who will only be able to work on our products on a part-time basis. If we are not successful in continuing to attract necessary consultants or if such consultants cannot complete the necessary tasks in a timely and cost-effective manner, our business, prospects, financial condition and results of operations could be materially adversely affected.

RISKS ASSOCIATED WITH INTERNATIONAL SALES. A key component of our strategy is contingent on our ability to generate sales in foreign markets. If the revenues generated from these markets are insufficient to offset the expense of establishing and maintaining our business, prospects, financial condition and results of operations could be materially adversely affected. There can be no assurance that we will be able to expand our sales in foreign markets. Our international sales are subject to certain risks not inherent in our domestic sales, including political and economic instability in foreign markets, restrictive trade policies of foreign governments, local economic conditions in foreign markets, potentially adverse tax consequences and the burdens on customers of complying with a variety of applicable laws. All of these factors may suppress demand for our services and products. The impact of such factors on our business is inherently unpredictable. There can be no assurance that these factors will not have a material adverse effect upon our revenues from international sales and, consequently, our business, prospects, financial condition and results of operations.

DEPENDENCE ON CONTINUED GROWTH OF INTERNET AND ONLINE COMMERCE. Our future revenues and any future profits are in a large part dependent upon the willingness of consumers to accept the Internet as an effective medium of commerce and for obtaining information. We are especially dependent upon the long-term acceptance and growth of online commerce. In particular, the past fiscal year, with its drastic downturn of the global e-commerce markets, raises doubts regarding the continuous growth of these markets over the long term. Rapid growth in the use of and interest in online services is a recent phenomenon, and there can be no assurance that such acceptance and use will continue to develop or that a sufficiently broad base of consumers will adopt and continue to use the Internet and other online services as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty. For us to be successful, consumers must accept and utilize this novel way of conducting business and obtaining information.

The Internet may not be accepted by consumers as a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements or general economic conditions. To the extent that online services continue to experience significant growth in the number of users, their frequency of use or an increase in their bandwidth requirements, there can be no assurance that the infrastructure of the Internet and other online services will be able to support the demands placed upon them. In addition, Internet services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of online activity or due to increased government regulation. Changes in or insufficient availability of telecommunications services to support Internet services also could result in slower response times and adversely affect usage of the Internet and other online services generally. If use of the Internet and other online services does not continue to grow or grows more slowly than expected, if the infrastructure for Internet services does not effectively support the growth that may occur, or if the Internet does not become a viable commercial marketplace, our business, prospects, financial condition and results of operations would be materially adversely affected.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS. We will be relying upon trade secrets, know-how, copyrights and continuing technological innovations to develop and maintain our competitive position. We seek to protect such information, in part, by confidentiality agreements with our corporate partners, collaborators, employees and consultants. These agreements provide that all confidential information developed or made known during the course of the individual's or entity's relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. We have endeavored to cause each of our employees to execute confidentiality and inventions agreements which provide that, to the extent permitted by applicable law, all inventions conceived by the individual during the individual's employment are our exclusive property. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors. Further, there can be no assurance that we will be able to protect our trade secrets and copyrights, or that others will not independently develop substantially equivalent proprietary information and techniques.

We currently have three patents pending. We can not assure that these patent applications will result in issued patents. Additionally, there can be no assurance that the existing or future patents of third parties will not have an adverse effect on our ability to continue to commercialize our products. Nor can there be any assurance that other companies will not independently develop similar products or duplicate any of our planned products or obtain patents that will require us to alter our products or processes, pay licensing fees or cease development of our planned products. The occurrence of any such event may have a material adverse effect on our business, prospects, financial condition and results of operations.

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

RISKS OF DOING BUSINESS ABROAD. Some of the consultants we contracted to complete portions of the development work on our products are or, in the future, may be located in foreign countries. In addition, we may re-establish subsidiaries in foreign countries as we deem advisable and as supported by existing business conditions. As a result, we may be subject to a number of risks, including, among other things, difficulties relating to administering our business globally, managing foreign operations, currency fluctuations, restrictions against the repatriation of earnings, export requirements and restrictions, and multiple and possibly overlapping tax structures. The realization of any of the foregoing could have a material adverse effect on our business, prospects, financial condition and results of operations.

During 2002, all European Union countries began operating with the euro as their single currency. Uncertainty continues to exist as to the effect the euro will have on the market. Additionally, all of the final rules and regulations have not yet been defined and finalized by the European Commission with regard to the euro currency. We cannot yet predict the anticipated impact of the euro conversion on our business.

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

ITEM 2. PROPERTIES.

We currently rent offices in a temporary office service facility in New York, NY at 919 Third Avenue, Suite 2734. The lease is on a monthly basis at $8,500 per month. We intend to move to a permanent office space in Manhattan at a later time depending on the further expansion of our business. We also maintain a virtual office in Hong Kong.

ITEM 3. LEGAL PROCEEDINGS

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

On September 5, 2001 Copley Place Associates filed suit against us in Massachusetts Superior Court alleging that we had breached our commercial lease by vacating our former Boston, Massachusetts corporate headquarters prior to the expiration of the lease term. Copley Place Associates has alleged damages of approximately $585,000 and the court granted their motion for summary judgment on March 4, 2002. Damages have not yet been assessed but a hearing on this matter is expected to be conducted during the second quarter of 2002. At December 31, 2001, in addition to our lease deposit of $36,000, we have accrued $100,000 based on our estimate of the ultimate damages we will pay in connection with this matter. However, the ultimate outcome can not be determined at this time.

In connection with claims for unpaid wages and vacation pay made by former employees of our United States operations, we accrued $150,000 representing the maximum amount of damages claimed with respect to this matter. We are currently negotiating settlements with certain of these employees. Although certain of these employees have filed claims for unpaid wages and vacation pay with the Office of the Attorney General of the Commonwealth of Massachusetts, to our knowledge, as of March 1, 2002 no suits had been filed. We are vigorously defending these claims and believe our liability to be substantially less than the $150,000 amount we have accrued in connection with this matter.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 1, 2001, we held the annual meeting of our stockholders. At the meeting, the stockholders voted to re-elect Eberhard Schoeneburg, our chief executive officer to an additional three-year term as a class I director of our board of directors. Mr. Hartmut Meyer and Dr. Gert Hensel are our two class II directors, with their terms expiring in 2003. Mr. Frank Namyslik and Ms. Claudia Alsdorf are our two class III directors, with their terms expiring in 2002 at the next annual meeting of our stockholders. Holders of 6,667,316 shares voted to re-elect Mr. Schoeneburg to our board of directors, holders of 100 shares voted against his election. No stockholders abstained from voting on this proposal and there were no broker non-votes.

At the meeting the stockholders also voted to ratify the selection of Wolf & Company as our independent, certified public accountants. Holders of 6,667,316 shares voted in favor of this proposal, holders of 8,521 shares voted against this proposal. No stockholders abstained from voting on this proposal and there were no broker non-votes.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our Common Stock commenced trading on the Nasdaq SmallCap Market on December 18, 1998 under the symbol "ALIF," and is currently listed on the Nasdaq Over The Counter Bulletin Board. Prior to that date, there was no established trading market for our Common Stock. The following table sets forth for the periods indicated, the range of the high and low bid quotations for our Common Stock. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                                              HIGH        LOW
                                                              ----        ---

2000:

First Quarter                                               $38.938    $15.875
Second Quarter                                               31.500     15.125
Third Quarter                                                20.250     11.938
Fourth Quarter                                               14.250      3.625

2001:

First Quarter                                                $6.125     $2.000
Second Quarter                                                2.094       .410
Third Quarter                                                 1.070       .370
Fourth Quarter                                                 .950       .350

First Quarter 2002 (through March 26, 2002)                   1.110       .350

As of March 6, 2002, there were approximately 35 record holders and over 1,000 beneficial holders of our common stock. To date, we have neither declared nor paid any cash dividends on shares of our Common Stock and do not anticipate doing so for the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents summary selected historical financial data of the Company as of and for the periods ended July 3, 1997 and December 31, 1997, and the years ended December 31, 1998, 1999, 2000 and 2001 and should be read in conjunction with "Management's Discussion and Analyses of Financial Conditions and Results of Operations" and the Financial Statements and the notes thereto included in this Form 10-K.

                           SELECTED FINANCIAL DATA(1)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               PREDECESSOR                                SUCCESSOR
                                        --------------------------    ----------------------------------------------------
                                        PERIOD FROM   PERIOD FROM
                                        JANUARY 1 TO   JULY 4 TO
                                           JULY 3,    DECEMBER 31,                  YEAR ENDED DECEMBER 31,
                                            1997         1997            1998          1999          2000          2001
                                            ----         ----            ----          ----          ----          ----
STATEMENT OF OPERATIONS DATA:
Revenues:
Application services                     $      926   $      420    $      334    $    2,554    $    7,655    $    1,711
Software license agreements                     117          117           117         1,355         4,810         1,919
                                         ----------   ----------    ----------    ----------    ----------    ----------
Total revenues                                1,043          537           451         3,909        12,465         3,630
                                         ----------   ----------    ----------    ----------    ----------    ----------

Operating expenses:
Selling, general and administrative             693          445         1,490         6,039        11,171         6,235
Engineering and cost of sales                   332          220           640         3,566         9,325         3,314
Research and development                         --           --           447           666         1,173           239
Provision for doubtful accounts                  --           --            --            --         2,162            41
Net restructuring charges                        --           --            --            --            --           395
                                         ----------   ----------    ----------    ----------    ----------    ----------
Total operating expenses                      1,025          665         2,577        10,271        23,831        10,224
                                         ----------   ----------    ----------    ----------    ----------    ----------

Income (loss) from operations                    18         (128)       (2,126)       (6,362)      (11,366)       (6,594)
Other income (expenses)                          --          179           (65)         (376)       (1,110)         (250)

                                         ----------   ----------    ----------    ----------    ----------    ----------
Income (loss) before tax                         18           51        (2,191)       (6,738)      (12,476)       (6,844)
Provision for income taxes                        5            7            --            20           112            --
                                         ----------   ----------    ----------    ----------    ----------    ----------
Net income (loss)                        $       13   $       44    $   (2,191)   $   (6,758)   $  (12,588)   $   (6,844)
                                         ==========   ==========    ==========    ==========    ==========    ==========

Net income (loss) per share(2)           $       --   $     0.01    $    (0.30)   $    (0.70)   $    (1.23)   $    (0.65)
Shares used in computing net
Income (loss) per share(2)                    6,967        6,967         7,289         9,590        10,216        10,532

                                                               PREDECESSOR                           SUCCESSOR
                                                          -----------------------   ------------------------------------------------
                                                           JULY 3,   DECEMBER 31,                    DECEMBER 31,
                                                            1997         1997         1998         1999         2000          2001
                                                            ----         ----         ----         ----         ----          ----
BALANCE SHEET DATA:
Cash and cash equivalents                                 $     38     $     22     $ 11,688     $  2,592     $    730      $    10
Working capital (deficit)                                      132          171       11,335        2,565         (871)      (2,605)
Total assets                                                 1,023          974       12,885        7,988        6,963        1,083
Long-term debt                                                  --           --          500           --           --           --
Total stockholders' equity (deficit)                      $    638     $    540     $ 11,769     $  5,921     $  3,417      $(2,020)

(1) In connection with a mnagement buyout of the Company's stock on July 4, 1997, we have presented our assets at fair value as of such date of the change in control and have presented separately operations prior to the management buyout (Predecessor) and subsequent to the management buyout (Successor).

(2)   Net income (loss) per share is determined by dividing the net income
      (loss) attributable to common stockholders by the weighted average number of Common Stock and Common Stock equivalents outstanding during the period. See Note 2 of Notes to Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

OVERVIEW

We were established in 1997 pursuant to a management buyout from our former parent company, Neurotec International Corp., a German multimedia and Internet solutions company. Our initial business plan focused on the provision of software consulting services. We subsequently shifted our business focus from providing software consulting services to the development, marketing and support of software programs designed to automate and simplify complex business-related internet functions, such as web navigation, direct sales and marketing, e-mail automation, user profiling, knowledge management, financial planning and portfolio management. At present, we have revised this business plan to focus on marketing and sales of our existing products and, in the process, have significantly reduced our research and development budget.

We continued to incur losses in the first and second quarter of 2001. Based upon our substantial restructuring efforts in the second quarter of 2001 and our efforts to maintain stringent cost controls, we achieved profitability in the third and fourth quarters of 2001, however, there can be no assurances such results will continue in future quarters. Our continued net losses have severely impacted our liquidity and cash position which, in turn, have significantly impeded our ability to fund our operations. Consequently, in connection with our Annual Report on Form 10-K for the fiscal years ended December 31, 2000 and 2001, our independent certified public accountants expressed an opinion doubting our ability to continue as a going concern. As of December 31, 2001, we had current assets of approximately $499,000 and current liabilities of approximately $3,103,000.

On April 6, 2001 we received a letter from the Nasdaq National Market (Nasdaq) stating that we were no longer in compliance with certain listing requirements. On July 12, 2001, a panel hearing was held by Nasdaq to discuss our plans and ability to comply with the listing requirements. We subsequently presented a detailed plan to the panel and requested a 90-day grace period to comply with the requirements. On August 20, 2001, we were de-listed from the Nasdaq stock exchange. The de-listing may materially impair the ability of stockholders to buy and sell shares of our stock, and trading is now limited primarily to over-the-counter quotation services, such as the Over-the-Counter Bulletin Board.

During the first half of 2001, we restructured our operations, implemented a significant cost reduction program, and began efforts to sell intellectual property for direct use into third-party systems. We also reevaluated our business and shifted our focus to the marketing and sales of our products and now reserve product development efforts primarily for individual clients that contract for such development. Consequently, we continue to anticipate devoting fewer resources to engineering and research and development activities in the future. We laid off nearly all of our engineering and research and development employees during the first half of 2001 and plan to subcontract these services as needed. As a result, we significantly reduced our engineering and research and development costs in the first half of 2001. Costs for engineering and research and development were kept at a minimum for the second half. Also, in the fourth quarter our chief executive officer elected to forgo his salary earned in 2001 of $319,440. Payment of such salary had been deferred during the year.

In connection with our restructuring, we sold all of our stock in Artificial Life Rus on May 25, 2001. We have therefore been relieved of all tax assessment liability associated with the operations of Artificial Life Rus. We also ceased the operations of Artificial Life Schweiz and Artificial Life Deutschland in May 2001 and commenced bankruptcy and dissolution proceedings for both entities in June 2001.

In addition, we implemented a significant cost reduction program during the first half of 2001. Costs for operations were kept to a minimum for the second half of 2001. We have taken drastic steps to reduce our United States operations, including a major reduction of office facilities, the relocation of our headquarters from Boston, Massachusetts to New York, New York, the termination of our lease for our former headquarters in Boston, Massachusetts and the termination of most of our staff. Also, we have reduced our marketing activities, website development, technology, and operating infrastructure development budgets. Furthermore, we are continuing to review plans to consolidate the operations of Artificial Life USA and Artificial Life Mobile, to minimize overhead costs and expenses. We are seeking a long-term lease contract for our new headquarters in New York and currently continue to occupy a temporary office. Lease obligations from this temporary office are less than $10,000 per month.

In the third quarter of 2001, we started a second business division focusing on life science applications. We believe that the algorithms and methods that we have developed over the last several years will allow new and innovative applications in the health care and life science industries. We do not intend to develop products in this division, but rather, intend to work on a consulting and project basis with clients and further intend to license our existing intellectual property for the life science area. However, we cannot guarantee that we will be successful in this new application of our product line or that this new business division will generate significant revenues in the future.

Although we realized significant software license revenues in 1999 and 2000, and although software license revenues as a percentage of overall revenues increased from 1999 to 2000, software license revenues decreased significantly in 2001 as compared to 2000. The decrease in software license revenues was due to many factors, including but not limited to, the downturn of the global internet market, the general negative business climate throughout the world, our inability to obtain additional financing to fund operations, the cessation of our European and Russian operations, and the significant downsizing and restructuring of our U.S. operations.

In the near term, we have shifted our business focus to the marketing, sales and support of our existing products, including the sale of non-exclusive source code licenses. We will continue limited product development of our financial product packages and individual client contracted projects. Our continued losses have severely impacted our liquidity and cash position. To the extent that our marketing and sales of existing products and limited product development efforts do not result in commercially successful products that generate significant net revenues, we will be materially adversely affected. We cannot assure that we will ever generate sufficient revenues from the sale of our products or associated services to achieve and maintain profitability.

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

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which often require the judgment of management in the selection and application of certain accounting principles and methods. Our management believes the quality and reasonableness of its most critical policies enable the fair presentation of its financial position and results of operations. However, investors are cautioned that the sensitivity of financial statements to these methods, assumptions and estimates could create materially different results under different conditions or using different assumptions.

In response to the Securities and Exchange Commission's ("SEC") Release No. 33-8040, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, We have identified the following as the most critical accounting policies upon which its financial status depends. These critical policies were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. Our most critical accounting policies are those related to:

MANAGEMENT ESTIMATES

The process of preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions involve the areas of collection of receivables, valuation of investment in unconsolidated subsidiaries, valuation of equity instruments issued, contract costs, depreciation and amortization, accruals pertaining to pending litigation and certain other accruals, among others. Actual results could differ from those estimates.

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

REVENUE RECOGNITION

Our revenues consist principally of up-front license fees earned from the licensing of our software, related consulting and implementation services, and training. American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2) provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. In accordance with SOP 97-2, revenue from up-front software license agreements is recognized when delivery has occurred, collection is deemed probable, the fee is fixed or determinable and the vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement.

Application service contract revenue and related costs are recognized as the services are preformed or upon completion of the contract or certain phases as defined in each agreement, and upon acceptance by the customer.

There are no significant future costs associated with any of our revenue transactions. Development costs which are not required to be capitalized, marketing and installation costs are charged to earnings as incurred.

RESULTS OF OPERATIONS

In fiscal year 2001, license revenues decreased in the aggregate and as a percentage of overall revenues when compared with the license revenues we generated in fiscal year 2000. In fiscal 2001 our operating expenses were also reduced. These changes were in large part due to the shut down of our European operations and the loss of revenues from our former Swiss and German subsidiaries which commenced bankruptcy proceedings in June 2001. This is consistent with the change in our business strategy towards limiting development to product, project-based initiatives and sales of our existing products.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

Revenues: Revenues for the year ended December 31, 2001 were $3,630,213 as compared to $12,464,847 for the year ended December 31, 2000. The decrease of $8,834,634 or 70.8% was primarily due to the major downturn of the global Internet markets, an inhospitable business climate, our inability to obtain necessary funding, our restructuring and the effects of our downsizing.

Engineering and Cost of Sales: These costs generally consist of salary and payroll tax expenses, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Engineering expenses for the year ended December 31, 2001 were $3,313,920 as compared to $9,324,988 for the year ended December 31, 2000. The decrease of $6,011,068 or 64.5% was primarily due to our downsizing and turn-around program and the lay-off of engineering personnel in the second quarter of 2001 and the use of outside consultants on an as needed basis for the second half of the year 2001 instead of full time employees.

Research & Development Expenses: Research and Development expenses are similar in nature to engineering expenses with the exception being that they relate to products in their initial development stage and are expected to generate revenue at a later date. Research and Development expenses for the year ended December 31, 2001 were $239,373 compared to $1,172,975 in the year ended December 31, 2000. The decrease of $933,602 or 79.6% is primarily due to the shut down of our Russian operations and related staff reductions mainly in the second quarter of 2001 as we decreased research and development on favor of sales of existing products.

General and Administrative Expenses: General and Administrative expenses consist of salary and payroll tax expenses of administrative personnel, rent, and professional fees and costs associated with employee benefits, supplies, communications, and travel. General and Administrative expenses for the year ended December 31, 2001 was $4,603,697 as compared to $7,857,805 for the year ended December 31, 2000. The decrease of $3,254,108 or 41.4% was primarily due to the substantial consolidation of our global operations and major associated staff reductions.

Sales and Marketing Expenses: Sales and Marketing expenses consist of salary, and payroll tax expenses of marketing personnel, and costs relating to marketing materials, promotional videos, advertising, trade show related expense, and public relation activities. Marketing expenses for the year ended December 31, 2001 were $1,630,995 as compared to $3,312,562 for the year ended December 31, 2000. The decrease of $1,681,567 or 50.8% was primarily due to our restructuring, cost cutting measures and the increased efficiency of our marketing efforts.

Provision for Doubtful Accounts: Provision for Doubtful Accounts is the reserve set up for receivables whose collection is in question. Provision for Doubtful Accounts for the year ended December 31, 2001 was $40,670 as compared to $2,162,194 for the year ended December 31, 2000. The decrease of $2,121,524 or 98% was mainly due to a one time provision in fiscal 2000 for a doubtful account of approximately $1,925,000.

Net Loss: Net Loss for the year ended December 31, 2001 was $6,843,762 as compared to $12,588,295 for the year ended December 31, 2000. This decrease of $5,744,533 or 45.5% was primarily due to the following factors: global staff reduction, downsizing, restructuring and successful implementation of a turn-around plan.

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

Engineering and Cost of Sales: These costs generally consist of salary and payroll tax expenses, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Engineering expenses for the year ended December 31, 2000 were $9,324,988 as compared to $3,566,192 for the year ended December 31, 1999. The increase of $5,758,796 or 161.48% was due to support activities related to our product installations and primarily consulting services related thereto. The significant increases in engineering costs in 2000 included salaries and benefits of $2,539,000, consulting expenses of $603,000, travel related expenses of $185,000, recruitment fees of $269,000, amortization of capitalized software development costs of $459,000, occupancy expense of $416,000, depreciation expense of $401,000 and other miscellaneous expenses of $120,000.

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

General and Administrative Expenses: General and Administrative expenses consist of salary and payroll tax expenses of administrative personnel, rent, and professional fees and costs associated with employee benefits, supplies, communications, and travel. General and Administrative expenses for the year ended December 31, 2000 were $7,857,805 as compared to $4,055,881 for the year ended December 31, 1999. The increase of $3,801,924 or 93.74% was due to increases in the following: salaries and benefits of $1,491,000, travel related costs of $432,000, consulting expense of $269,000, accounting and legal fees of $243,000, depreciation of $146,000, recruiting fees of $229,000, occupancy expense of $132,000, communication expense of $184,000 and other office related expenses of approximately $600,000.

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

Provision for Doubtful Accounts: Provision for Doubtful Accounts is the reserve set up for receivables for which collection is in question. Provision for Doubtful Accounts for the year ended December 31, 2000 was $2,162,000 compared to $0 for the year ended December 31, 1999. The increase was mainly due to the reserve set up due to a question as to whether we would be successful in our efforts to collect license fees due from one of our customers.

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

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

From inception through July 3, 1997, we funded our operations primarily through initial equity investments in 1994 and 1995 totaling $500,000 and net income from operations. Subsequent to July 3, 1997, we incurred operating losses in connection with our transition from software consulting to product development, marketing and sales. These losses have been funded to date by a private placement of non-voting common stock of $181,367, the net proceeds of which we received in June 1998 and a private placement of 824,000 shares of common stock which raised $3,946,481 in net proceeds. In December 1998, we received $9,302,773 net proceeds from our initial public offering. During 1999, holders of options to purchase our common stock exercised their options which netted approximately $1,300,000, which we received in 1999 and the first quarter of 2000. In February 2000, we concluded two private placements of common stock. Both transactions occurred at purchase prices that were at a premium to the average closing price for five days prior to the transaction date. The first transaction netted us $2,562,500 in exchange for 102,500 of our common stock shares; the second transaction netted us $1,550,000 in exchange for 50,000 common stock shares. In March 2000, we concluded another private placement of common stock. The transaction occurred at a purchase price that was at a premium to the average closing price for the five days prior to the transaction date. The transaction netted us $4,856,250 in exchange for 150,000 common shares and warrants to purchase 75,000 shares of common stock. In January 2001, we issued 25,000 common shares to a single individual in a private placement. The total proceeds from this issuance amounted to $250,000. Costs related to these transactions were immaterial. Our current and future requirements for additional capital will depend on many factors, including but not limited to, the general recovery of the global internet markets, the success of our sales, marketing and promotional programs, and the levels of revenues we are able achieve through the future sales of our suites of products.

In 2000, we continued to incur losses from operations, and had partially funded these losses through three private placements of our common stock totaling $8.9 million. We continued to incur losses in the first and second quarters of 2001. Based upon our substantial restructuring in the second quarter of 2001 and our continued efforts to maintain stringent cost controls, we were able to achieve profitability in the third and fourth quarters of 2001. While we hope to have generated modest profits by the end of fiscal year 2002, we cannot assure that we will become profitable in the foreseeable future. Moreover, the losses we have incurred to date have severely impacted our liquidity and cash position, resulting in a working capital deficit of $2,604,608 and stockholders' deficit of $2,019,972 at December 31, 2001.

In order to fund our cash needs for 2001, we borrowed $485,000 from our chief executive officer, Eberhard Schoeneburg, during the first quarter of 2001, an additional $600,000 during the second quarter and $50,000 in the fourth quarter of 2001, for an aggregate of $1,135,000. We repaid $40,000 of this amount in the third quarter of 2001. The advanced funds bear interest at 10%, are unsecured and are due on demand. As a result of our current liquidity shortfall and current economic conditions, as of December 31, 2001, (i) Mr. Schoeneburg had deferred approximately $319,435 in wages payable to him, which he elected to forgo in the fourth quarter (ii) our chief operating officer Mr. Frank Namyslik had deferred payment on an aggregate of approximately $36,000 in consulting fees payable to him, and (iii) our chief financial officer, Ms. Phaik Chin Lim, had deferred payment on approximately $110,000 payable to her.

Without obtaining profitable operations or additional financing or capital, we will not have sufficient resources to fund our operations. We are continuing to pursue other short-term borrowings and other direct share placement opportunities to meet our anticipated liquidity shortfalls. We cannot assure that we will be able to obtain the necessary financing or that such financing will be adequate to meet our capital needs.

These factors create a substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might come from the outcome of this uncertainty.

Termination of Financing Arrangement with Bluefire Capital, Inc.

In March 2001, we entered into an irrevocable stock purchase agreement with Bluefire Capital, Inc., a Cayman Island corporation to provide us with equity financing. Under that agreement, Bluefire committed to purchasing up to $13,000,000 of our common stock over the course of thirty-six months after the effective date of our filing a registration statement in connection with the shares to be sold. However, on August 20, 2001, we received a letter from the Nasdaq Listings Qualification Panel notifying us that our common stock would no longer be listed on the Nasdaq stock exchange. As a result of the delisting, our agreement with Bluefire has terminated. Consequently, this source of financing is no longer available to us.

In connection with the Bluefire agreement, on March 23, 2001, we issued a warrant to Bluefire to purchase up to 150,000 shares of our Common Stock at $3.82 per share. This warrant will expire after three years, commencing six months after the date of the agreement and provides Bluefire with anti-dilution rights, among others, and also provides for a cashless exercise at Bluefire's election.

OTHER

In May 1999, we entered into a joint venture with an international retailer in the field of e-commerce. The main focus of this joint venture is to sell consumer goods over the internet using deep discounts and high volume, both in terms of transactions and web visits. As part of the transaction, we licensed our SmartBot technology to the joint venture. In addition, we provided products and software development and consulting services to the joint venture and receive payments for this contribution. Our partner in the joint venture will be responsible for using its purchasing relationships to obtain certain consumer products which will be sold on the joint venture's e-commerce Website. We allocated up to $2,150,000 of the proceeds from our initial public offering to purchase our 50% interest in this joint venture and to meet our obligations to contribute additional capital to the joint venture. As of December 31, 2000, we had made a total investment of $1,932,169 in the joint venture. On January 22, 2001, our ownership interest in the joint venture decreased from 50% to 19.9% after the joint venture successfully completed an additional round of financing in which we elected not to participate.

We have incurred losses for income tax purposes for fiscal years 1998, 1999, 2000 and 2001. These losses will be available to carry forward and reduce income taxes, if any, in future periods.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We maintain our cash and cash equivalents in checking, savings, and money market accounts. All of these deposits are denominated in U.S. dollars. Deposits in both fixed rate and floating rate interest accounts carry a degree of interest rate risks. Fixed rate deposits may be adversely impacted due to a rise in interest rates, while floating rate deposits may produce less income than expected if interest rates fall. Due in part to these factors and due to changes in interest rates, our future interest income may fall short of expectations. We believe that a hypothetical 10% increase or decrease in interest rates, however, would not have a material adverse effect on our financial condition. We do not hold derivative financial instruments, derivative commodity investments or other financial investments or engage in foreign currency hedging or other transactions that expose us to material market risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Consolidated Financial Statements and supplementary data appear at pages F-1 through F-20 of this report on Form 10-K.

Index to Consolidated Financial Statements:

Independent Auditors' Report                                          F-1

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2000 and
December 31, 2001                                                     F-2

Consolidated Statements of Operations for the years ended
December 31, 1999, 2000 and 2001                                      F-3

Consolidated Statements of Changes in Stockholders' Equity
(Deficit) for the years ended December 31, 1999, 2000 and 2001        F-4

Consolidated Statements of Cash Flows for the years ended
December 31, 1999, 2000 and 2001                                      F-5

Notes to Consolidated Financial Statements                            F-6 - F-20

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS. The following table sets forth certain information regarding our directors as of December 31, 2001:

NAME                                AGE             POSITION

Eberhard Schoeneburg................ 45      Chairman of the Board, President,
                                             Chief Executive Officer and
                                             Treasurer
Frank Namyslik...................... 42      Chief Operating Officer, Director
Dr. Gert Hensel..................... 49      Director
Hartmut Meyer....................... 48      Director
Claudia Alsdorf..................... 35      Director

EBERHARD SCHOENEBURG has been President and a member of our Board of Directors since November 1994. He was chief executive officer from November 1994 to May 1996 and from October 1997 to the present. Mr. Schoeneburg has been the chairman of our board of directors since our founding. We were founded in November 1994 as Neurotec International Corp., a wholly owned subsidiary of Neurotec GmbH, a German multimedia and Internet solutions company owned by Mr. Schoeneburg and two corporate investors: a major German retailer and an industrial conglomerate. Neurotec GmbH was part of the Neurotec Group, a group of high tech companies founded in Germany by Mr. Schoeneburg in 1993. In 1997, he sold all of his shares in Neurotec GmbH to the remaining stockholders and contemporaneously purchased 100% of the shares of Neurotec International Corp. from Neurotec GmbH. From 1989 to 1994 Mr. Schoeneburg was a professor for industrial applications of artificial intelligence at Fachhochschule Furtwangen,

Germany. From 1988 to 1993, he was the chairman of the BIT Group, a group of five German high-tech companies which he founded in 1988. Mr. Schoeneburg was awarded the First Prize of the Berlin Innovation Award in 1990 for the development of the first European Neural Compiler and again in 1992 for the development of an expert system for detecting chemical hazards for Procter and Gamble. He has published five course books on a wide variety of topics such as computer viruses, neural networks, evolution strategies and genetic programming and over 60 research papers on related topics. He is also a member of the jury of the Golden Award of Montreux.

CLAUDIA ALSDORF joined our board of directors in August 2001, filling the vacancy created by an increase in the number of directors on the board. In 1999, Ms. Alsdorf co-founded echtzeit AG where she was principally responsible for the preparation of an initial public offering of echtzeit AG securities on the German Neuer Markt exchange, as well as initiating a joint venture with a German retailer for three-dimensional product presentations and online catalogues. In 1996, Ms. Alsdorf founded echtzeit USA in San Francisco, and was mainly responsible for the initiation of operations with United States- based companies. In 1995, Ms. Alsdorf co-founded echtzeit Gesellschaft fur mediales Gestalten mbH, a developer of computing environments for e-commerce and communications both on the desktop and for large-scale multi-user Internet environments, with subsidiaries in Berlin, Cologne and Zurich.

DR. GERT HENSEL joined our board of directors in July 2001, filling the vacancy created by an increase in the number of directors on the board following the resignation of three members of our board of directors during the second quarter of our current fiscal year and the subsequent decrease in the size of our board. Since January 2000, Dr. Hensel has been the chief operating officer and founder of VICUS Grundstuecksservice GmbH, a real estate management company. From January 1998 to January 2000, Dr. Hensel was the founder and a shareholder of Weiss-Grundstuecksverwaltungs--und Entwicklungsgesellschaft mbH Erkner, a real estate management company. Since January 1995, Dr. Hensel has been a corporate fiduciary for Big GmbH, Berlin and a manager of DAVU Accounting services.

HARTMUT MEYER joined our board of directors in July 2001, filling the vacancy created by an increase in the number of directors on the board following the resignation of three members of our board of directors during the second quarter of our current fiscal year and the subsequent decrease in the size of our board. He has been a consultant for Business Process Development and Transition/Integration-Management, Compass-Group Germany GmbH, since 2001. From 1998 until 2001, Mr. Meyer was the Executive Vice President and Managing director of Lufthansa Service GmbH, Germany where he was responsible for finance, administration and personnel functions. Mr. Meyer also served as the Head of Legal Affairs and Corporate Organization for Lufthansa Service Holding AG/SKY Chefs from 1995 until 1998. In that capacity, Mr. Meyer was responsible for major group-wide and strategic projects, focused on customer relationship management and cost-control systems. Mr. Meyer received an M.B.A. from General University Kassel in 1978.

FRANK NAMYSLIK joined our board of directors in July 2001, filling the vacancy created by an increase in the number of directors on the board following the resignation of three members of our board of directors during the second quarter of our current fiscal year and the subsequent decrease in the size of our board. Mr. Namyslik joined us in 2000 as our global controller, and in 2001 he became our chief operating officer. Between 1995 and 2000, Mr. Namyslik was a managing director of ITEM and Qnet Systems in Kronberg, Frankfurt, Germany, a software distribution and solutions company. Mr. Namyslik earned his degree in mathematics, physics and computer science from Freie University in Berlin.

EXECUTIVE OFFICERS. The following table sets forth certain information regarding our executive officers as of December 31, 2001:

NAME                                AGE             POSITION

Eberhard Schoeneburg................ 45      Chairman of the Board, President,
                                             Chief Executive Officer
Frank Namyslik...................... 42      Director, Chief Operating Officer
Phaik Chin Lim...................... 37      Chief Financial Officer

PHAIK CHIN LIM, became our chief financial officer in June 2001. From 1997 until June 2001, Ms. Lim was a senior consultant for EL Consulting, an executive management-leasing firm in Hong Kong. From 1996 to 1997, Ms. Lim was the company secretary, financial and administration secretary of the Association of Consulting Engineers Australia. Prior to that, Ms. Lim was the financial controller for more than six years at Frank Russell Australia, a subsidiary of Frank Russell Company based in Washington State. Ms. Lim graduated from Curtin University Perth, WA, in 1988.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Our executive officers and directors are required under Section 16(a) of the Exchange Act to file reports of ownership of our securities and changes in ownership with the Securities and Exchange Commission. Copies of those reports must also be furnished to us. Based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, we believe that during 2001 our executive officers and directors complied with all applicable Section 16(a) filing requirements except: Phaik Chin Lim, our chief financial officer, filed a late Form 3 reporting her lack of beneficial ownership of any securities issued by us upon her becoming an officer, for which a Form 3 was due on June 14, 2001; Frank Namyslik, our chief operating officer and one of our directors, filed a late Form 3 reporting his beneficial ownership of 37,500 shares of our common stock upon his becoming an officer and director, for which a Form 3 was due on July 11, 2001; Claudia Alsdorf, one of our directors, filed a late Form 3 reporting her lack of beneficial ownership of any securities issued by us upon her becoming a director, for which a Form 3 was due on August 11, 2001; Dr. Gert Hensel, one of our directors, filed a late Form 3 reporting his lack of beneficial ownership of any securities issued by us upon his becoming a director, for which a Form 3 was due on July 11, 2001; and Hartmut Meyer, one of our directors, filed a late Form 3 reporting his lack of beneficial ownership of any securities issued by us upon his becoming a director, for which a Form 3 was due on July 11, 2001.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION. The following tables set forth certain information with respect to compensation paid or accrued for services rendered to us in all capacities for the fiscal year ended December 31, 2001 by our chief executive officer and our four other most highly compensated executive officers whose salary and bonus exceeded $100,000 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                         ANNUAL COMPENSATION         LONG TERM COMPENSATION
                                         -------------------         ----------------------
                                                                                             SECURITIES
                                                                        OTHER ANNUAL      UNDERLYING OPTIONS
NAME AND PRINCIPAL POSITION         YEAR     SALARY($)    BONUS         COMPENSATION ($)     AND WARRANTS
---------------------------         ----     ---------    -----         ----------------  ------------------
Eberhard Schoeneburg                2001           0(1)     0               10,000(2)                 0
President and Chief                 2000     267,554        0                    0                    0
Executive Officer...........        1999     263,538        0                    0              300,000

Frank Namyslik (3)
Chief Operating Officer.....        2001      60,000        0                    0              500,000

Phaik Chin Lim (4)
Chief Financial Officer.....        2001     123,396        0               10,000(5)           500,000

(1)   Mr. Schoeneburg elected to forgo his salary of $319,440 for fiscal year
      2001.

(2) Consists of rental payment stipend for an apartment occupied by Mr. Schoeneburg.

(3) Mr. Namyslik assumed the position of chief operating officer in August 2001 but did not have a total compensation which exceeded $100,000 in the fiscal year ended December 31, 2001.

(4)   Ms. Lim assumed the position of chief financial officer in June 2001.

(5)   Consists of rental payment stipend for an apartment occupied by Ms. Lim.

OPTION GRANTS IN LAST FISCAL YEAR. The following table sets forth certain information regarding options that we granted during the fiscal year ended December 31, 2001 to each of the Named Executive Officers:

                                                 INDIVIDUAL GRANT
                              ---------------------------------------------------------            POTENTIAL REALIZABLE VALUE
                                  NUMBER OF    PERCENT OF                                          AT ASSUMED ANNUAL RATES OF
                                 SECURITIES    TOTAL OPTIONS    EXERCISE                           STOCK PRICE APPRECIATION FOR
                                 UNDERLYING    GRANTED TO       OR BASE                                    OPTION TERM
                                   OPTIONS     EMPLOYEES IN     PRICE        EXPIRATION            ----------------------------
NAME AND PRINCIPAL POSITION      GRANTED (#)   FISCAL YEAR      ($/SHARE)       DATE                5% ($)            10% ($)
                                 -----------   -----------      ---------       ----                ------            -------


Eberhard Schoeneburg                      0           0%             --            --                   --                --

Frank Namyslik                   200,000(1)        14.6%           $.35       6/20/04               11,034            23,170
                                 100,000(2)         7.3%           $.60      12/12/04                9,458            19,860

Phaik Chin Lim                   300,000(3)        21.9%           $.35        6/4/04               16,550            34,755

(1)    All options granted pursuant to this grant are fully exercisable.

(2) All options granted pursuant to this grant will vest in full and shall be fully exercisable on December 12, 2002.
(3)   All options granted pursuant to this grant are fully exercisable.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES.

                                                                       NUMBER OF SECURITIES
                                                                      UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                                           OPTIONS AT                IN-THE-MONEY OPTIONS
                                   SHARES                               FISCAL YEAR-END (#)         AT FISCAL YEAR-END ($)
                                 ACQUIRED ON       VALUE            --------------------------    --------------------------
NAME                             EXERCISE (#)    REALIZED ($)       EXERCISABLE  UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
                                 ------------    ------------       -----------  -------------    -----------  -------------
Eberhard Schoeneburg............       0                0              200,000         100,000            0             0
Frank Namyslik..................       0                0              200,000         100,000            0             0
Phaik Chin Lim..................       0                0              300,000               0            0             0

DIRECTOR COMPENSATION. Directors who are not also employees may receive up to $3,000 for each meeting of the board of directors attended and reimbursed for reasonable out-of-pocket expenses incurred in attending such meetings. Non-employee directors are also eligible for participation in our 1998 Equity Incentive Plan, and we have granted options to our directors in connection with their becoming members of our board. Please see "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS" for more information on options we have granted to each of our directors.

EMPLOYMENT AGREEMENTS. Under an executive employment Agreement dated July 1, 1998, and amended and restated as of September 1, 1998 and October 1, 2001 we have agreed to employ Eberhard Schoeneburg as our president, chief executive officer and chairman of our board of directors. This employment agreement expired on September 1, 2001 and on October 1, 2001, our compensation committee voted to extend the term of this agreement through September 1, 2003. This agreement also provides that Mr. Schoeneburg's annual base salary will increase as determined by our board of directors but at not less than 10% per year and includes an incentive bonus equal to 3% of our income from operations and includes severance payments under certain conditions of approximately 300% of annual compensation. As a result of our history of operating losses, however, Mr. Schoeneburg has not received a bonus in any of our previous fiscal years. For the fiscal years ended December 31, 1999, 2000 and 2001, under the terms of this employment agreement, Mr. Schoeneburg's base salary was increased from $240,000 to $264,000, $290,400 and $319,440, respectively, in accordance with the terms of this employment agreement. Mr. Schoeneburg elected to defer payment of his salary during 2001, and in the fourth quarter elected to forgo the entire amount. If Mr. Schoeneburg is terminated without cause (including a failure to renew the agreement) or if he terminates his employment for "good reason" (as defined in the agreement), he will be entitled to receive a lump sum payment of one to three times (depending upon whether such termination occurs before or after a change of control) the sum of (i) his base salary plus (ii) the greater of the average of his two most recent annual bonuses or his annual bonus payable in the year of termination. The agreement also contains a non-compete and non-solicitation provision which covers the longer of the term of his employment or any time period during which he serves on our board of directors, plus a period of one year thereafter. As a result of our current liquidity shortfall and current economic conditions, as of December 31, 2001, Mr. Schoeneburg has, during the last fiscal year, deferred payment on an aggregate of approximately $320,000 in wages payable to him.

We have entered into an employment agreement dated June 4, 2001 with Phaik Chin Lim, pursuant to which she has agreed to act as our chief financial officer. This agreement may be terminated by either party with thirty day's notice at any time. Pursuant to this agreement, Ms. Lim is entitled to annual compensation of approximately $200,000. As a result of our current liquidity shortfall and current economic conditions, as of December 31, 2001, Ms. Lim had deferred payment on an aggregate of approximately $110,000 in wages payable to her.

In August 2001, we entered into a consulting arrangement with Frank Namyslik, a member of our board of directors, to act as our chief operating officer. Pursuant to this arrangement, Mr. Namyslik is entitled to receive annual consulting fees of $144,000. As a result of our current liquidity shortfall and current economic conditions, as of December 31, 2001, Mr. Namyslik had deferred payment on an aggregate of approximately $36,000 in consulting fees payable to him.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. Dr. Gert Hensel and Mr. Hartmut Meyer, both non-employee directors, constitute our compensation committee. Dr. Hensel and Mr. Meyer each received a fully exercisable option to purchase 50,000 shares of our common stock, at an exercise price of $0.35 per share for a term of three years in connection with their joining our board of directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 23, 2002 by (i) each person known by us who beneficially owns 5% or more of our common stock; (ii) each named executive officer; (iii) each of our directors and (iv) all of our current directors and executive officers as a group.

                                                                      SHARES OF COMMON STOCK
                                                                      BENEFICIALLY OWNED (1)

            NAME AND ADDRESS OF BENEFICIAL OWNER (2)                  SHARES       PERCENT(3)
Eberhard Schoeneburg (4)............................................ 3,867,377       34.7%
Claudia Alsdorf (5).................................................    50,000           *
Dr. Gert Hensel (6).................................................    50,000           *
Hartmut Meyer (7)...................................................    50,000           *
Frank Namyslik (8)..................................................   232,500        2.1%
Phaik Chin Lim (9)..................................................   500,000        4.4%
Robert Duggan (10)..................................................   881,430        7.5%
Bruno Gabriel (11)..................................................   929,426        8.5%
All current directors and executive officers as
  a group (6 persons) (12).......................................... 4,749,877       39.6%

*  Less than 1%

(1) Shares of our common stock that an individual or group has the right to acquire within 60 days of March 23, 2002, pursuant to the exercise of options are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the beneficial owners named in this table have sole voting and investment power with respect to all shares of our common stock shown to be beneficially owned by them based on information these individuals have provided to us.

(2) The address of each of our executive officers and directors listed in the table above is: c/o Artificial Life, Inc., 919 Third Avenue, Suite 2734, New York, NY, 10022.

(3) Percentage of ownership is based on 10,943,389 shares of our common stock outstanding as of March 26, 2002 and all stock options which are exercisable within 60 days of March 23, 2002 for the respective individual(s) listed in the table above.

(4) Includes 200,000 shares subject to stock options which are exercisable within 60 days of March 23, 2002.

(5) Includes 50,000 shares subject to stock options which are exercisable within 60 days of March 23, 2002.

(6) Includes 50,000 shares subject to stock options which are exercisable within 60 days of March 23, 2002.

(7) Includes 50,000 shares subject to stock options which are exercisable within 60 days of March 23, 2002.

(8) Includes 200,000 shares subject to stock options which are exercisable within 60 days of March 23, 2002.

(9) Includes 300,000 shares subject to stock options and 200,000 shares subject to warrants, each of which are exercisable within 60 days of March 23, 2002.

(10) Includes 365,430 shares subject to stock options and 466,000 shares subject to warrants, all of which are exercisable within 60 days of March 23, 2002.

(11) Includes 200,000 shares held by DARUM Holding AG, a Swiss corporation in which Mr. Gabriel is a majority stockholder. Mr. Gabriel disclaims any beneficial ownership of the 200,000 shares held by DARUM Holding AG, except to the extent of his pecuniary interest in these shares, if any.

(12) Includes 850,000 shares subject to stock options and 200,000 shares subject to warrants, all of which are exercisable within 60 days of March 23, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Since December 31, 2000, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeded or exceeds $60,000 and in which any director, executive officer, holder of more than 5% of any class of our securities or any member of the immediate family of any of the foregoing individuals has or will have a direct or indirect material interest other than the transactions described below.

Under an executive employment Agreement dated July 1, 1998, and amended and restated as of September 1, 1998 and October 1, 2001, we have agreed to employ Eberhard Schoeneburg as president, chief executive officer and chairman of the board of directors. This employment agreement expired on September 1, 2001 and on October 1, 2001, our compensation committee voted to extend the term of this agreement through September 1, 2003. This agreement also provides that Mr. Schoeneburg's annual base salary will increase as determined by our board of directors but at not less than 10% per year and includes an incentive bonus equal to 3% of our income from operations. As a result of our history of operating losses, however, Mr. Schoeneburg has not received a bonus to date. For the fiscal years ended December 31, 1999, 2000 and 2001, under the terms of this employment agreement, Mr. Schoeneburg's base salary was increased from $240,000 to $264,000, $290,400 and $319,440, respectively, in accordance with the terms of this employment agreement. If Mr. Schoeneburg is terminated without cause (including a failure to renew the agreement) or if he terminates his employment for "good reason" (as defined in the agreement), he will be entitled to receive a lump sum payment of one to three times (depending upon whether such termination occurs before or after a change of control) the sum of (i) his base salary plus (ii) the greater of the average of his two most recent annual bonuses or his annual bonus payable in the year of termination. The agreement also contains a non-compete and non-solicitation provision which covers the longer of the term of his employment or any time period during which he serves on our board of directors, plus a period of one year thereafter. As a result of current economic conditions, during 2001, Mr. Schoeneburg had deferred payment on approximately $320,000 in wages payable to him during 2001, and in the fourth quarter he elected to forgo this entire amount.

During the first quarter of 2001, Mr. Eberhard Schoeneburg, our chairman, chief executive officer and a major stockholder, advanced an aggregate of $485,000 to us. Mr. Schoeneburg also advanced an additional $600,000 to us during the second quarter of 2001 for a total of $1,085,000. We repaid $40,000 of this amount in the third quarter of 2001. In the fourth quarter of 2001, Mr. Schoeneburg advanced another $50,000 to us. As of December 31, 2001, the total amount of principal and interest due to Mr. Schoeneburg in connection with these advances, net of expenses paid on his behalf, is approximately $1,110,000. The advanced funds bear interest at 10%, are unsecured and are due on demand. Interest expense on these advances amounted to approximately $81,000 for the year ending December 31, 2001.

In April 2001 we issued to Mr. Robert Duggan, our secretary and a beneficial holder of greater than 5% of our outstanding common stock: (i) a warrant to purchase 35,000 shares of our common stock at an exercise price of $0.50 per share in consideration of consulting services rendered to us by Mr. Duggan in connection with our consideration and preparation of documents related to various financing alternatives, and (ii) an option to purchase 65,000 shares of our common stock at an exercise price of $0.50 per share in consideration of consulting services rendered to us by Mr. Duggan in connection with our other legal matters. This warrant will expire in April 2005 and the option will expire in April 2011.

In June 2001 we issued to Ms. Phaik Chin Lim, our chief financial officer: (i) a warrant to purchase 200,000 shares of our common stock at an exercise price of $0.35 per share, and (ii) an option to purchase 300,000 shares of our common stock at an exercise price $0.35 per share in connection with Ms. Lim's assuming the position as our chief financial officer. This warrant and this option will each expire in June 2004.

We have entered into an employment agreement dated June 4, 2001 with Phaik Chin Lim, pursuant to which she has agreed to act as our chief financial officer. This agreement may be terminated by either party with thirty day's notice at any time. Pursuant to this agreement, Ms. Lim is entitled to annual compensation of approximately $200,000. As a result of our current liquidity shortfall and current economic conditions, as of December 31, 2001, Ms. Lim had deferred payment on an aggregate of approximately $110,000 in wages payable to her.

In June 2001 we issued to Mr. Frank Namyslik, our chief operating officer and member of our board of directors, an option to purchase 200,000 shares of our common stock at an exercise price of $0.35 per share in connection with Mr. Namyslik's becoming a director and assuming the position as our chief operating officer. This option will expire in June 2004.

In June 2001 we issued to each of Dr. Gert Hensel and Mr. Hartmut Meyer, each a member of our board of directors, an option to purchase 50,000 shares of our common stock at an exercise price of $0.35 per share in connection with their joining our board of directors. These options will each expire in June 2004.

In June 2001 we issued to Mr. Duggan: (i) a warrant to purchase 350,000 shares of our common stock at an exercise price of $0.10 per share in consideration of consulting services rendered to us by Mr. Duggan in connection with our consideration and preparation of documents related to various financing alternatives, and (ii) an option to purchase 150,000 shares of our common stock at an exercise price $0.10 per share in consideration of consulting services rendered to us by Mr. Duggan in connection with our other legal matters. This warrant will expire in June 2005 and the option will expire on June 2011.

In June 2001, we granted an option to purchase 300,000 shares of our common stock to Mr. Rolf Levenhagen, a former member of our board of directors and our former President--Sales and Marketing at an exercise price of $.35 per share. Mr. Levenhagen terminated his employment and resigned from our board of directors on June 30, 2001 and exercised this option in full on that date.

In August 2001, we entered into a consulting arrangement with Frank Namyslik, a member of our board of directors, to act as our chief operating officer. Pursuant to this arrangement, Mr. Namyslik is entitled to receive annual consulting fees of $144,000. As a result of our current liquidity shortfall and current economic conditions, as of December 31, 2001, Mr. Namyslik had deferred payment on an aggregate of approximately $30,000 in consulting fees payable to him.

In August 2001 we issued to Ms. Claudia Alsdorf, a member of our board of directors, an option to purchase 50,000 shares of our common stock at an exercise price of $1.00 per share in connection with her becoming a member of our board of directors. This option will expire in August 2005.

In November 2001 we issued to Mr. Duggan, an additional option to purchase 85,000 shares of our common stock at an exercise price of $0.42 per share in consideration of Mr. Duggan's deferral of outstanding legal fees payable by us. These options will expire in November 2004.

In December 2001 we issued to Mr. Namyslik: (i) a warrant to purchase 200,000 shares of our common stock, and (ii) an option to purchase 100,000 shares of our common stock, each at an exercise price $0.60 per share. This option will expire in December 2004 and the warrant will expire in December 2005.

In December 2001, we sold 200,000 shares of our common stock to DARUM Holdings AG a Swiss corporation in a private placement. Mr. Bruno Gabriel, a former member of our board of directors and holder of greater than five percent of our common stock, is a majority stockholder of DARUM Holdings. The aggregate purchase price for these shares was $70,000, consisting of $26,000 in cash received in January 2002, with the balance consisting of Mr. Gabriel's forbearance of fees payable to him in connection with consulting services he had previously provided to us.

In January 2002 we issued to Mr. Duggan, an additional option to purchase 41,333 shares of our common stock at an exercise price of $0.48 per share in consideration of Mr. Duggan's deferral of outstanding legal fees payable by us. These options will expire in January 2007.

In February 2002 we issued to Mr. Duggan, an additional option to purchase 5,470 shares of our common stock at an exercise price of $0.71 per share in consideration of Mr. Duggan's deferral of outstanding legal fees payable by us. These options will expire in February 2007.

In March 2002 we issued to Mr. Duggan, an additional option to purchase 18,627 shares of our common stock at an exercise price of $0.94 per share in consideration of Mr. Duggan's deferral of outstanding legal fees payable by us. These options will expire in March 2007.

PART IV ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
8-K.

a. Documents filed as part of this Report:

1. Financial Statements

See "Index to Financial Statements" at Item 8 to this Annual Report on Form
10-K.

b. Reports on Form 8-K

We filed a Current Report on Form 8-K under Items 5 and 7 with the Securities and Exchange Commission on March 27, 2001 that concerned our publicly disseminated press release, dated March 26, 2001, announcing our entering into an irrevocable stock purchase agreement with Bluefire Capital, Inc., a Cayman Island Corporation, on March 22, 2001, to provide us with an equity based financing facility. We did not file any financial statements with this Current Report on Form 8-K.

On June 1, 2001, we filed a Current Report on Form 8-K under Items 5 and 7 with the Securities and Exchange Commission announcing (i) recent staff cuts and corporate restructuring efforts, including shutting down our Russian operations,
(ii) our plans to file for bankruptcy with respect to our German and Swiss subsidiaries, (iii) the resignation of our Chief Financial Officer and our appointment of his successor, (iv) our receipt of notice from Nasdaq that we were no longer in compliance with its listing requirements, (v) our plans to relocate our headquarters to temporary office space in New York, New York, and
(vi) that we were engaged in discussions to secure additional financing.

On August 21, 2001, we filed a Current Report on Form 8-K under Items 5 and 7 with the Securities and Exchange Commission announcing that: (i) on August 20, 2001, we had publicly disseminated a press release announcing that our common stock would no longer be listed on the Nasdaq Stock Market effective with the opening of business on August 20, 2001, and (ii) on August 21, 2001, we had terminated the employment of our former chief information officer, Richard Bonn, due to an inability to reach an agreement with Mr. Bonn as to the terms of his continued employment.

c. Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit
Number         Description
------         -----------

3.1 Amended and Restated Certificate of Incorporation. Filed as Exhibit 3.2 to our Registration Statement on Form S-1/A (File No. 333-64619) filed with the Securities and Exchange Commission on November 4, 1998 and incorporated herein by reference.

3.2 Restated By-laws. Filed as Exhibit 3.4 to our Registration Statement on Form S-1/A (File No. 333-64619) filed with the Securities and Exchange Commission on November 4, 1998 and incorporated herein by reference.

4.1 Specimen Common Stock Certificate. Filed as Exhibit 4.1 to our Registration Statement on Form S-1/A (File No. 333-64619) filed with the Securities and Exchange Commission on November 18, 1998 and incorporated herein by reference.

4.2 Form of Representatives' Warrant issued to underwriters, New York Broker, Inc. and New York Broker Deutschland AG upon consummation of the our initial public offering. Filed as Exhibit 4.2 to our Registration Statement on Form S-1/A (File No. 333-64619) filed with the Securities and Exchange Commission on November 18, 1998 and incorporated herein by reference.

10.1    Form of the Employee Confidentiality and Inventions Agreement. Filed as
        Exhibit 10.1 to our Registration Statement on Form S-1 (File No. 333-64619) filed with the Securities and Exchange Commission on September 29, 1998 and incorporated herein by reference.

10.2 Form of Advisory Board Confidentiality and Inventions Agreement. Filed as Exhibit 10.2 to our Registration Statement on Form S-1 (File No. 333-64619) filed with the Securities and Exchange Commission on September 29, 1998 and incorporated herein by reference.

+10.3 Amended and Restated Executive Employment Agreement with Eberhard Schoeneburg, dated as of September 1, 1998. Filed as Exhibit 10.3 to our Registration Statement on Form S-1 (File No. 333-64619) filed with the Securities and Exchange Commission on September 29, 1998 and incorporated herein by reference.

+10.4 1998 Equity Incentive Plan. Filed as Exhibit 10.10 to our Registration Statement on Form S-1/A (File No. 333-64619) filed with the Securities and Exchange Commission on November 4, 1998 and incorporated herein by reference.

10.5 Form of Subscription Agreement, dated June 1998, by and among the Company, Eberhard Schoeneburg and the purchaser of 1,000,000 shares of Common Stock and the purchasers of an aggregate of 130,000 shares of Non-Voting Common Stock. Filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 333-64619) filed with the Securities and Exchange Commission on September 29, 1998 and incorporated herein by reference.

10.6 Form of Subscription Agreement dated September 23, 1998 between the Company and the purchasers of 824,000 shares of Common Stock. Filed as
        Exhibit 10.12 to our Registration Statement on Form S-1 (File No. 333-64619) filed with the Securities and Exchange Commission on September 29, 1998 and incorporated herein by reference.

10.7 Form of Amendment and Confidential Offering Supplement, dated September 23, 1998. Filed as Exhibit 10.13 to our Registration Statement on Form S-1 (File No. 333-64619) filed with the Securities and Exchange Commission on September 29, 1998 and incorporated herein by reference.

10.8 Stock Purchase Agreement, dated May 1999, by and between Eberhard Schoeneburg and the Company for the Purchase of 490,000 Shares of Cybermind Ventures, Inc. Filed as Exhibit 10.19-CE to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission on April 7, 2000 and incorporated herein by reference.

10.9 Stock Purchase Agreement, dated May 1999, by and between Cybermind Interactive AG and the Company for the Purchase of 20,000 Shares of Cybermind Ventures, Inc. Filed as Exhibit 10.20-CE to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission on April 7, 2000 and incorporated herein by reference.

10.10 Stock Purchase Agreement, dated May 1999, by and between Cybermind Interactive AG and the Company for the Purchase of 490,000 Shares of Cybermind Ventures, Inc. Filed as Exhibit 10.21-CE to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999 filed with the Securities and Exchange Commission on April 7, 2000 and incorporated herein by reference.

10.11 Common Stock Purchase Agreement, dated as of March 22, 2001, by and between the Company and Bluefire Capital, Inc. Filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2001 and incorporated herein by reference.

10.12 Stock Purchase Warrant dated as of March 23, 2001. Filed as Exhibit 10.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2001 and incorporated herein by reference.

10.13 Registration Rights Agreement, dated as of March 23, 2001, by and between Bluefire Capital, Inc. and the Company. Filed as Exhibit 10.3 to our Current Report on Form 8-K filed with the Securities and Exchange

        Commission on March 27, 2001 and incorporated herein by reference.

10.14 Agreement, dated as of January 17, 2001, between the Company, E-Tail AG, BC Medien Holding AG, Mr. Hans Ueli Keller, Artificial Life Schweiz AG, Roland Berger, and Net-tissimo.com AG. Filed as Exhibit 10.30 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001 and incorporated herein by reference.

**10.15 License Agreement by and among Artificial Life, Inc., [_________] and
        Escrow Europe (Switzerland) AG dated August 6, 2001. Filed as Exhibit
        10.1 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001 and incorporated herein by reference.

+10.16 Employment Agreement between Artificial Life Asia, Ltd. and Phaik Chin Lim dated June 1, 2001. Filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2001 and incorporated herein by reference.

*21     Subsidiaries.

*23     Consent of Wolf & Company, P.C.

----------
*   Filed herewith.
+   Management Contract or Compensatory Plan or Arrangement.
** Confidential treatment requested as to certain portions, which portions are omitted and filed separately with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of Section 31 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on April 1, 2002.

                              ARTIFICIAL LIFE, INC.

                           By: /s/ Eberhard Schoeneburg

                               Eberhard Schoeneburg
                               President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                   TITLE                                  DATE
---------                   -----                                  ----

/s/ Eberhard Schoeneburg    President, Chief Executive            April 1, 2002
------------------------    Officer and Director (Principal
Eberhard Schoeneburg        executive officer)

/s/ Phaik Chin Lim          Chief Financial Officer (Principal    April 1, 2002
------------------------    financial and accounting officer)
Phaik Chin Lim

/s/ Frank Namyslik          Director                              April 1, 2002
------------------------
Frank Namyslik

/s/ Claudia Alsdorf         Director                              April 1, 2002
------------------------
Claudia Alsdorf

/s/ Hartmut Meyer           Director                              April 1, 2002
------------------------
Hartmut Meyer

/s/ Dr. Gert Hensel         Director                              April 1, 2002
------------------------
Dr. Gert Hensel

                                   SIGNATURES

Pursuant to the requirements of Section 31 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in New York, New York, on April 1, 2002.

                              ARTIFICIAL LIFE, INC.

                              By: /s/ Phaik Chin Lim
                                  --------------------------
                                  Phaik Chin Lim,
                                  Chief Financial Officer
                                  (Principal financial and accounting officer)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Artificial Life, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Artificial Life, Inc. as of December 31, 2000 and 2001 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Artificial Life, Inc. as of December 31, 2000 and 2001, and the consolidated results of operations and cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

                                                        Wolf & Company, P.C.
Boston, Massachusetts
March 29, 2002

                              ARTIFICIAL LIFE, INC.
                           CONSOLIDATED BALANCE SHEETS

                           December 31, 2000 and 2001

                                                                                     2000            2001
                                                                                 ------------    ------------
                                     ASSETS
Current assets:
        Cash and cash equivalents                                                $    729,696    $     10,112
        Accounts receivable, trade, net of allowance for doubtful
          accounts of $2,152,070 in 2000 and $1,924,690 in 2001                     1,315,074         425,000
        Accounts receivable, affiliate                                                207,766              --
        Due from officer/stockholders                                                  53,773              --
        Refundable foreign taxes                                                       81,949              --
        Prepaid expenses and other current assets                                     287,381          63,604
                                                                                 ------------    ------------
             Total current assets                                                   2,675,639         498,716
                                                                                 ------------    ------------
Property and equipment:
        Computer equipment and purchased software                                   3,290,916         865,185
        Furniture and fixtures                                                        806,885              --
        Leasehold improvements                                                        642,445              --
        Office equipment                                                              401,602           2,001
                                                                                 ------------    ------------
                                                                                    5,141,848         867,186
        Less accumulated depreciation and amortization                              1,719,994         488,773
                                                                                 ------------    ------------
                                                                                    3,421,854         378,413
                                                                                 ------------    ------------
Other assets:
        Costs in excess of fair value of net assets acquired, net of
          accumulated amortization of $33,493 in 2000 and $85,975 in 2001              52,482              --
        Capitalized software development costs, net of accumulated
          amortization of $964,140 in 2000 and $1,166,967 in 2001                     500,984          71,398
        Investment in unconsolidated subsidiaries                                     250,000         125,000
        Deposits and other assets                                                      62,046           9,825
                                                                                 ------------    ------------
                                                                                      865,512         206,223
                                                                                 ------------    ------------
             TOTAL ASSETS                                                        $  6,963,005    $  1,083,352
                                                                                 ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
        Accounts payable                                                         $  2,169,086    $  1,446,571
        Advances from officer/stockholder                                                  --       1,109,331
        Deferred revenue                                                              289,554          90,000
        Accrued expenses                                                            1,087,587         457,422
                                                                                 ------------    ------------
             Total current liabilities                                              3,546,227       3,103,324
                                                                                 ------------    ------------
Commitments and contingencies Stockholders' equity (deficit):
        Preferred stock, $.01 par value; 5,000,000 shares
          authorized, no shares issued and outstanding                                     --              --
        Common stock, $.01 par value; 30,000,000 shares authorized, 10,303,469 shares issued and outstanding in 2000 and 10,928,469 shares issued
          and outstanding in 2001                                                     103,035         109,285
        Additional paid-in capital                                                 25,379,538      26,350,116
        Notes receivable from stockholders                                           (198,301)       (141,836)
        Accumulated deficit                                                       (21,493,775)    (28,337,537)
        Accumulated other comprehensive loss                                         (373,719)             --
                                                                                 ------------    ------------
             Total stockholders' equity (deficit)                                   3,416,778      (2,019,972)
                                                                                 ------------    ------------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $  6,963,005    $  1,083,352
                                                                                 ============    ============

          See accompanying notes to consolidated financial statements.

                             ARTIFICIAL LIFE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 Years Ended December 31, 1999, 2000 and 2001

                                                                        1999            2000            2001
                                                                    ------------    ------------    ------------
Revenues:
        Trade:
             Software license agreements                            $  1,127,500    $  4,809,534    $  1,919,464
             Application services                                      2,099,803       7,075,654       1,710,749
                                                                    ------------    ------------    ------------
                                                                       3,227,303      11,885,188       3,630,213
        Affiliate                                                        681,773         579,659              --
                                                                    ------------    ------------    ------------
                Total revenues                                         3,909,076      12,464,847       3,630,213
                                                                    ------------    ------------    ------------
Operating expenses:
        General and administrative                                     4,055,881       7,857,805       4,603,697
        Engineering and cost of sales                                  3,566,192       9,324,988       3,313,920
        Research and development                                         666,046       1,172,975         239,373
        Sales and marketing                                            1,982,694       3,312,562       1,630,995
        Provision for doubtful accounts                                       --       2,162,194          40,670
        Net restructuring charges                                             --              --         395,676
                                                                    ------------    ------------    ------------
                Total operating expenses                              10,270,813      23,830,524      10,224,331
                                                                    ------------    ------------    ------------
                Loss from operations                                  (6,361,737)    (11,365,677)     (6,594,118)

Other income (expenses):
        Foreign exchange loss                                           (112,180)         (9,215)        (17,401)
        Equity in loss of unconsolidated subsidiary                     (508,884)     (1,208,494)             --
        Writedown of investment in unconsolidated subsidiary             (45,965)             --        (125,000)
        Interest income                                                  344,038         136,336          17,535
        Interest expense                                                 (53,984)        (29,286)       (124,778)
                                                                    ------------    ------------    ------------
Loss before provision for income taxes                                (6,738,712)    (12,476,336)     (6,843,762)
Provision for income taxes                                                19,502         111,959              --
                                                                    ------------    ------------    ------------
Net loss                                                            $ (6,758,214)   $(12,588,295)   $ (6,843,762)
                                                                    ============    ============    ============
Basic and diluted net loss per share                                ($      0.70)   ($      1.23)   ($      0.65)
Weighted average shares outstanding used in per share calculation      9,590,074      10,216,242      10,531,850

         See accompanying notes to consolidated financial statements.

                              ARTIFICIAL LIFE, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                  Years Ended December 31, 1999, 2000 and 2001

                                                       Preferred Stock             Common Stock           Additional
                                   Comprehensive   -------------------------  -----------------------      Paid-in
                                        Loss         Shares         Amount      Shares       Amount        Capital
                                   -------------   ----------   ------------  ----------   ----------   --------------
Balance at December 31,
   1998                                                --       $     --       9,270,574   $   92,706   $   13,929,618
Issuance of common stock                               --             --         592,841        5,928        1,609,166
Issuance of stock options in
     connection with
     acquisition                                       --             --          --           --               25,000
Repayment of notes
     receivable from
     stockholders net of
     increases for accrued
     interest                                          --             --          --           --             --
Comprehensive loss:
   Net loss                        $ (6,758,214)       --             --          --           --             --
   Foreign currency
      translation
      adjustment                        (59,359)       --             --          --           --             --
                                   ------------
      Total comprehensive
         loss                      $ (6,817,573)
                                   ============    ----------   ------------  ----------   ----------   --------------
Balance at December 31,
   1999                                                --             --       9,863,415       98,634       15,563,784
Issuance of common stock                               --             --         454,342        4,544        9,663,229
Stock options issued for
   services rendered                                   --             --          --           --              152,383
Repurchase of common stock                             --             --         (14,288)        (143)             142
Repayment of notes
     receivable from
     stockholders net of
     increases for accrued
     interest                                          --             --          --           --             --
Comprehensive loss:
   Net loss                        $(12,588,295)       --             --          --           --             --
   Foreign currency
      translation
      adjustment                       (287,811)       --             --          --           --             --
                                   ------------
      Total comprehensive
         loss                      $(12,876,106)
                                   ============    ----------   ------------  ----------   ----------   --------------
Balance at December 31,
   2000                                                --             --      10,303,469      103,035       25,379,538
Issuance of common stock                               --             --         625,000        6,250          454,736
Stock options issued for
   services rendered                                   --             --          --           --              515,842
Repayment of notes
     receivable from
     stockholders net of
     increases for accrued
     interest                                          --             --          --           --             --
Comprehensive loss:
   Net loss                        $ (6,843,762)       --             --          --           --             --
   Foreign currency
      translation
      adjustment                        373,719        --             --          --           --             --
                                   ------------
      Total comprehensive
         loss                      $ (6,470,043)
                                   ============    ----------   ------------  ----------   ----------   --------------
Balance at December 31,
   2001                                                --       $     --      10,928,469   $  109,285   $   26,350,116
                                                   ==========   ============  ==========   ==========   ==============

                                                                       Accumulated
                                                        Retained          Other              Total
                                         Notes          Earning       Comprehensive      Shareholders'
                                       Receivable      (Deficit)           Loss         Equity (Deficit)
                                    ---------------  -------------  -----------------  -----------------
Balance at December 31,
   1998                             $       (79,423)   $(2,147,266)    $      (26,549)     $  11,769,086
Issuance of common stock                   (674,999)       --               --                   940,095
Issuance of stock options in
     connection with
     acquisition                           --              --               --                    25,000
Repayment of notes
     receivable from
     stockholders net of
     increases for accrued
     interest                                 4,441        --               --                     4,441
Comprehensive loss:
   Net loss                                --           (6,758,214)         --                (6,758,214)
   Foreign currency
      translation
      adjustment                           --              --                 (59,359)           (59,359)

      Total comprehensive
         loss
                                    ---------------  -------------  -----------------  -----------------
Balance at December 31, 1999               (749,981)    (8,905,480)           (85,908)         5,921,049
Issuance of common stock                   (175,000)       --               --                 9,492,773
Stock options issued for
   services rendered                       --              --               --                   152,383
Repurchase of common stock                 --              --               --                        (1)
Repayment of notes
     receivable from
     stockholders net of
     increases for accrued
     interest                               726,680        --               --                   726,680
Comprehensive loss:
   Net loss                                --          (12,588,295)         --               (12,588,295)
   Foreign currency
      translation
      adjustment                           --              --                (287,811)          (287,811)

      Total comprehensive
         loss
                                    ---------------  -------------  -----------------  -----------------
Balance at December 31,
   2000                                    (198,301)   (21,493,775)          (373,719)         3,416,778
Issuance of common stock                    (26,000)       --               --                   434,986
Stock options issued for
   services rendered                       --              --               --                   515,842
Repayment of notes
     receivable from
     stockholders net of
     increases for accrued
     interest                                82,465        --               --                    82,465
Comprehensive loss:
   Net loss                                --           (6,843,762)         --                (6,843,762)
   Foreign currency
      translation
      adjustment                           --              --                 373,719            373,719

      Total comprehensive
         loss
                                    ---------------  -------------  -----------------  -----------------
Balance at December 31,
   2001                             $      (141,836) $ (28,337,537) $              --  $      (2,019,972)
                                    ===============  =============  =================  =================

          See accompanying notes to consolidated financial statements.

                              ARTIFICIAL LIFE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1999, 2000 and 2001

                                                                                          1999            2000            2001
                                                                                      ------------    ------------    ------------
Cash flows from operating activities:
      Net loss                                                                        $ (6,758,214)   $(12,588,295)   $ (6,843,762)
      Adjustments to reconcile net loss to net cash used by operating activities:
        Depreciation and amortization                                                      698,403       1,833,601       1,271,677
        Writedown of investment in unconsolidated subsidiary                                45,965              --         125,000
        Equity in loss of unconsolidated subsidiary                                        508,884       1,208,494              --
        Net restructuring charges                                                               --              --         395,676
        Intercompany profit elimination                                                    327,200          80,307              --
        Interest income accrued on notes receivable from stockholders                      (66,375)        (36,604)        (17,535)
        Stock options issued  for services rendered                                             --         152,383         515,842
        (Increase) decrease in due from former parent and affiliates                      (368,547)        (54,436)        159,050
        (Increase) decrease in accounts receivable, trade                               (1,102,426)       (187,281)        600,734
        (Increase) decrease in due to/from officer/stockholders                             74,261          (5,493)         67,959
        (Increase) decrease in prepaid expenses and other assets                          (510,279)        197,767         (11,264)
        Increase in accounts payable and accrued expenses                                  984,244       1,667,148       1,387,629
        Increase (decrease) in deferred revenue                                                 --          38,941        (138,725)
                                                                                      ------------    ------------    ------------
            Net cash used by operating activities                                       (6,166,884)     (7,693,468)     (2,487,719)
                                                                                      ------------    ------------    ------------
Cash flows from investing activities:
      Purchases of property and equipment                                               (1,820,027)     (2,617,360)       (308,193)
      Investments in unconsolidated subsidiary and joint venture                        (1,022,269)       (909,900)             --
      Expenditures for capitalized software development costs                           (1,100,592)       (100,783)             --
      Expenditures for business acquisitions                                              (229,937              --              --
      Proceeds from sales of property and equipment                                             --              --          76,500
      Cash of subsidiaries sold or in bankruptcy                                                --              --         (93,177)
      Net assets acquired in business acquisitions                                         147,890              --              --
      Decrease in notes receivable affiliate                                                40,000              --              --
                                                                                      ------------    ------------    ------------
            Net cash used by investing activities                                       (3,984,935)     (3,628,043)       (324,870)
                                                                                      ------------    ------------    ------------
Cash flows from financing activities:
      Proceeds from issuance of common stock, net                                          940,095       9,492,772         250,000
      Proceeds from advances from officer/stockholder                                           --              --       1,135,000
      Proceeds from bank credit lines                                                           --              --       1,006,671
      Repayment of notes receivable from stockholders                                       70,816         763,284         100,000
      Repayment of note payable and advances from officer/stockholder                           --        (500,000)        (40,000)
                                                                                      ------------    ------------    ------------
            Net cash provided by financing activities                                    1,010,911       9,756,056       2,451,671
                                                                                      ------------    ------------    ------------
Effect of exchange rate changes on cash                                                     45,467        (297,237)       (358,666)
                                                                                      ------------    ------------    ------------
Net decrease in cash and cash equivalents                                               (9,095,441)     (1,862,692)       (719,584)
Cash and cash equivalents at beginning of year                                          11,687,829       2,592,388         729,696
                                                                                      ------------    ------------    ------------
Cash and cash equivalents at end of year                                              $  2,592,388    $    729,696    $     10,112
                                                                                      ============    ============    ============
Supplemental disclosure of cash flow information:
      Income taxes paid                                                               $     19,502    $    111,959    $         --
      Interest paid                                                                         78,984          29,286          43,796
      Notes receivable received upon exercise of stock options                             674,999         175,000              --
      Stock options issued in business acquisition                                          25,000              --              --
      Equity investment in unconsolidated subsidiary received for services provided             --         250,000              --
      Proceeds from exercise of stock options applied as a reduction of accrued
               consulting expense                                                               --              --         184,986

          See accompanying notes to consolidated financial statements

                              ARTIFICIAL LIFE, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years Ended
                        December 31, 1999, 2000 and 2001

      1. Organization, Risks and Uncertainties

      Organization and Nature of Operations

Artificial Life, Inc. ("Artificial Life" or the "Company") develops, markets and supports "intelligent" software robots ("bots"). The Company's bots, known as "SmartBots(TM)," are software programs that the Company designs to automate and simplify time-consuming and complex business-related Internet functions such as Web navigation, direct marketing, user profiling, information gathering, messaging, knowledge management, sales response and call center automation and financial management and planning. In 1998, the Company changed its primary business focus from software consulting to the development, marketing and support of its ALife suite of SmartBot software products. In 2001, the Company had to refocus and restructure its business to adjust to the global market downturn for internet related business activities. As a consequence, the Company expects that an increasing percentage of its future revenues will be derived from licenses and contracted enhancement services associated with its existing software robot products.

      In addition, because the Company's emerging online agent-based software products business will require infusions of additional capital, results of operations to date are not reflective of the Company's future results of operations. The Company's decision to become a provider of software robot products is predicated on the assumption that the demand for such products will be large enough to permit the Company to operate profitably. There can be no assurance that the Company's assumption will be correct or that the Company will be able to successfully compete as a provider of such products. If the Company's assumption is not accurate, or if the Company is unable to compete as a provider of online agent-based software products, the Company's business, prospects, financial condition and results of operations will be materially, adversely affected.

      The Company's management has obtained funds to support its operations through a combination of sources including borrowings from a stockholder, private placements of Common Stock and an initial public offering.

      In October 1998, the Company formed Artificial Life Schweiz AG ("Artificial Life Schweiz"), formerly Artificial Life Europe AG, as a wholly owned subsidiary. Artificial Life Schweiz was located in Zurich, Switzerland and was established as the Company's European headquarters.

      In November 1998, Artificial Life Schweiz formed Artificial Life Rus Limited ("Artificial Life Rus") as a wholly owned subsidiary. Artificial Life Rus was located in St. Petersburg, Russian Federation and was formed to perform software development.

      In March 1999, the Company formed a wholly owned subsidiary Artificial Life Deutschland AG, ("Artificial Life Germany") located in Frankfurt, Germany. The subsidiary was formed to serve European markets and combine the Company's European sales and marketing initiatives. The subsidiary commenced operations in June 1999 and concentrated on the development of Internet applications for banks and financial service organizations.

      Also in, June 1999, the Company acquired 51% of the outstanding stock of Cybermind Ventures, Inc. ("Cybermind") for $75,000 from two of the Company's stockholders. Cybermind was inactive with a net loss in 1999 through the date of acquisition of $5,520. At the time of the acquisition, Cybermind's name was changed to Artificial Life Ventures, Inc. ("Artificial Life Ventures"). In November 1999, the Company acquired the remaining 49% of the outstanding stock of Artificial Life Ventures from a stockholder of the Company. The Company acquired this stock for $75,000 in cash and the issuance of 5,000 stock options at an exercise price of $14.50 per share. The options are valued at $25,000, have a three year life and vest in equal amounts on the first, second and third anniversary of the grant date. Goodwill recognized in connection with this acquisition amounted to approximately $86,000, and was being amortized over three years. The unamortized amount of $52,482 was written off in 2001.

      In January 2000, the Company formed a wholly owned subsidiary Artificial Life USA, Inc. located in Boston, Massachusetts. The subsidiary was formed to concentrate on sales and support for customers in the United States.

      In April 2000, the Company formed a wholly owned subsidiary Artificial Life Mobile Computing, Inc. located in Boston, Massachusetts. The subsidiary was formed to serve as the development arm for mobile computing technologies. Mobile computing represents the next generation of Bot technology where processing is highly distributed, mobile and accessible on a wide range of computing devices. The subsidiary has been inactive since inception.

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

Risks and Uncertainties

      Corporate Restructuring and Need for Additional Financing

In 2000, the Company continued to incur losses from operations, and had partially funded these losses through three private placements of Common Stock totaling $8.9 million. The Company continued to incur losses in 2001. The Company's continued losses have severely impacted the Company's liquidity and cash position, resulting in a working capital deficit of $2,604,608 and stockholders' deficit of $2,019,972 at December 31, 2001. For this reason, the Company restructured its operations in the second quarter of 2001, implemented a significant cost reduction program, and began efforts to sell intellectual property for direct use into third-party systems. In connection with the Company's restructuring, the Company shut down and sold all of the stock of Artificial Life Rus for a nominal value on May 25, 2001, and the buyer assumed all outstanding liabilities of Artificial Life Rus as part of the transaction.

In addition, the Company ceased operations of Artificial Life Deutschland and Artificial Life Schweiz in May 2001 and bankruptcy and dissolution proceedings were commenced in June 2001 for both entities. The Company has also taken drastic steps to reduce its U.S. operations, including a major reduction of office facilities, the relocation of its offices to temporary offices in New York, New York, and the termination of most of its staff. The Company did not provide any termination benefits to terminated employees. The Company intends to use subcontractors to meet its staffing needs in the immediate future, while focusing its efforts on the sale and support of its existing products including contracted enhancements of existing products and the sale of non-exclusive source code licenses.

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
                                                         =========

In 2001, the Company's Chief Executive Officer advanced $485,000 to the Company during the first quarter and an additional $600,000 during the second quarter and an additional $50,000 in the fourth quarter. In the third quarter, the Company repaid $40,000 to the Chief Executive Officer. The total amount remaining outstanding at December 31, 2001 including accrued interest, net of expenses paid on the officer's behalf, was approximately $1,110,000. The advances bear interest at 10%, are unsecured and are due on demand. The advances are intended to be converted into an interest bearing term loan and, in part or in total, may be converted into equity at a later date, subject to the approval of the Company's stockholders.

Currently, the Company has been unable to pay its past due payroll liabilities of approximately $175,000 with respect to Artificial Life Asia and is currently negotiating the settlement of claims for unpaid wages and vacation pay of approximately $150,000, representing the maximum amount of damages claimed with respect to this matter, in connection with its operations in the United States. Furthermore, the Chief Executive Officer deferred payment of his salary earned in 2001 of $319,440. In the fourth quarter the Chief Executive Officer elected to forgo his entire salary for 2001.

In March 2001, the Company entered into an irrevocable stock purchase agreement with Bluefire Capital, Inc., a Cayman Island corporation to provide the Company with equity financing. Under that agreement, Bluefire committed to purchasing up to $13,000,000 of the Company's common stock over the course of thirty-six months after the effective date of filing a registration statement in connection with the shares to be sold. However, on August 20, 2001, the Company received a letter from the Nasdaq Listings Qualification Panel notifying it that its common stock would no longer be listed on the Nasdaq stock exchange. As a result of the delisting, the Company's agreement with Bluefire has terminated. Consequently, this source of financing is no longer available to the Company. The Company's common stock is now traded on the Over The Counter Bulletin Board (OTC BB).

In connection with the Bluefire agreement, on March 23, 2001, the Company issued a warrant to Bluefire to purchase up to 150,000 shares of its Common Stock at $3.82 per share. This warrant will expire after three years, commencing six months after the date of the agreement and provides Bluefire with anti-dilution rights, among others, and also provides for a cashless exercise at Bluefire's election.

Even though the Company significantly reduced its operating expenses during 2001, it may not have sufficient resources to fund its operations.The Company is continuing to pursue short-term borrowings and other direct share placement opportunities to meet its anticipated liquidity shortfalls. The Company cannot assure that it will be able to obtain any financing or that such financing will be adequate to meet the Company's needs.

These factors create a substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Contingencies

         On June 8, 2001, the Company filed for bankruptcy protection for Artificial Life Deutschland in the Insolvenzgericht Frankfurt. As of the date of the bankruptcy filing, Artificial Life Deutschland owed $543,010 including funds owed to Dresdner Bank pursuant to a bank overdraft line and funds owed to other creditors. These proceedings are currently still pending. The ultimate outcome of this filing cannot be determined at this time. No provision has been made for any additional liabilities which may be incurred.

         On June 29, 2001, the Company filed for bankruptcy protection for Artificial Life Schweiz in the bankruptcy court of Kanton Nidwalden, Switzerland. As of the date of the bankruptcy filing, Artificial Life Schweiz owed $463,661 including funds owed to UBS Bank pursuant to a bank overdraft credit line and funds owed to other creditors. The bankruptcy court closed the case due to lack of assets on August 20, 2001. As a result, this entity was dissolved and the Company believes no further action is required.

         On September 5, 2001 Copley Place Associates filed suit against the Company in Massachusetts Superior Court alleging that the Company had breached its commercial lease by vacating its former Boston, Massachusetts corporate headquarters prior to the expiration of the lease term. Copley Place Associates has alleged damages of approximately $585,000 and the court granted their motion for summary judgment on March 4, 2002. Damages have not yet been assessed but a hearing on this matter is expected to be conducted during the second quarter of 2002. At December 31, 2001, in addition to the Company's lease deposit of $36,000, the Company has accrued $100,000 based on its estimate of the ultimate damages it will pay in connection with this matter. However, the ultimate outcome can not be determined at this time.

         In connection with claims for unpaid wages and vacation pay made by former employees of the Company's United States operations, the Company accrued $150,000 representing the maximum amount of damages claimed with respect to this matter. The Company is currently negotiating settlements with certain of these employees. Although certain of these employees have filed claims for unpaid wages and vacation pay with the Office of the Attorney General of the Commonwealth of Massachusetts, to the Company's knowledge, as of March 1, 2002 no suits had been filed. The Company is vigorously defending these claims and believes its liability to be substantially less than the $150,000 amount it has accrued in connection with this matter.

Concentration of Credit Risk

      Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash and cash equivalents and accounts receivable.

      The Company maintains its cash and cash equivalents in checking, savings and money market accounts. The majority of the Company's cash and cash equivalents were on deposit in three major financial institutions in 2000 and two major financial institutions in 2001.

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

      In 2001, the Company recognized revenues from one customer in the amount of $1,700,000 representing 46.8% of its total revenue. The Company had 82.4% of its accounts receivable due from one other customer at December 31, 2001.

      Management Estimates

      The process of preparing financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions involve the areas of collection of receivables, valuation of investment in unconsolidated subsidiaries, valuation of equity instruments issued, contract costs, depreciation and amortization, accruals pertaining to pending litigation and certain other accruals, among others. Actual results could differ from those estimates.

2. Summary of Significant Accounting Policies

      Basis of Consolidation

      The consolidated financial statements include the accounts of Artificial Life, Inc. and its wholly-owned subsidiaries: Artificial Life Schweiz AG ("Artificial Life Schweiz"), Artificial Life Deutschland AG ("Artificial Life Deutschland"), Artificial Life Ventures, Inc. ("Artificial Life Ventures"), Artificial Life USA, Inc. ("Artificial Life USA"), Artificial Life Mobile Computing, Inc. ("Artificial Life Mobile Computing"), Artificial Life Asia Limited ("Artificial Life Asia"), and Artificial Life Rus Ltd., the wholly-owned subsidiary of Artifical Life Schweiz ("Artificial Life Rus"). All significant intercompany balances and transactions have been eliminated in consolidation. Artificial Life Schweiz and Artificial Life Deutschland ceased operations in May 2001 and entered into bankruptcy and dissolution proceedings in June 2001. As of the dates of the bankruptcy filings, Artificial Life Schweiz and Artificial Life Deutschland were excluded from consolidation in the Company's financial statements, and the stockholder equity or deficit of each of the subsidiaries at that time were recorded as an increase or decrease to the net restructuring charges recorded in 2001. Artificial Life Rus ceased operations in May 2001 and its stock was sold to an unrelated third party.

      All assets and liabilities of Artificial Life Schweiz which has the Swiss Franc as its functional currency, Artificial Life Rus which has the Russian Rouble as its functional currency, Artificial Life Germany, which has the Euro as its functional currency and Artificial Life Asia which has the Hong Kong Dollar as its functional currency, are translated at the year-end exchange rate. The operations of these companies included in the consolidated statement of operations are translated using the weighted average exchange rate during the period. Translation gains and losses are not included in determining net loss but are accumulated as a separate component of stockholder's equity. Foreign currency transaction gains and losses are included in determining net loss.

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

      Advertising Expense

      Advertising costs are charged to expense when incurred. Advertising costs amounted to $660,090 in 1999, $427,970 in 2000 and $32,399 in 2001.

      Comprehensive Loss

      The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Accounting principles generally require that recognized revenue, expenses, and gains and losses be included in net loss. Although certain changes in assets and liabilities, such as foreign currency translation adjustments, are reported as a separate component of the equity section of the balance sheet, such items, along with net loss, are components of comprehensive income (loss). The Company reports comprehensive loss in the Consolidated Statement of Changes in Stockholders' Equity.

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

      Stock-Based Compensation

      The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds are credited to equity. The pro forma impact on the Company's loss has been disclosed in the Notes to Consolidated Financial Statements as required by SFAS No. 123 (see note 7).

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

      Recent Accounting Pronouncements

      On June 30, 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. With the adoption of SFAS No. 142, effective January 1, 2002, goodwill is no longer subject to amortization over its estimated useful life, but will be subject to at least an annual assessment for impairment by applying a fair value based test. Additionally, under SFAS No. 142, acquired intangible assets should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of intent to do so. Management does not anticipate that the adoption of either statement will have a material impact on the consolidated financial statements. As of December 31, 2001, the Company has fully amortized costs in excess of net assets acquired included in the consolidated balance sheet.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets. This statement is effective for fiscal years beginning after June 15, 2002. Management does not anticipate that the adoption of either statement will have a material impact on the consolidated financial statements.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. We are currently evaluating the impact the adoption of this statement will have on our financial position and results of operations.

3. Related Party Transactions

      In 1998, the Company's President, Chief Executive Officer and Chairman entered into an employment agreement, as amended, with the Company at an annual salary of $264,000 in 1999, $290,400 in 2000 and $319,440 in 2001. During fiscal
2001, the Chief Executive Officer deferred payment of his salary, and in the fourth quarter elected to forgo the entire amount.

      On June 29, 1998, the Company issued a note payable to an officer/stockholder in the amount of $500,000. The note was unsecured and provided for interest at 10%. Payment of principal and accrued interest was originally due on January 1, 2000 and was extended to April 30, 2000. On June 6, 2000 the note and interest was paid in full. Interest expense incurred during the years ended December 31, 1999 and 2000 amounted to $50,000 and $20,833, respectively. (See also Note 1.)

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

      Effective August 31, 2000, the Chief Executive Officer of Artificial Life Schweiz and a director/stockholder of the Company resigned his position as Chief Executive Officer and received a severance payment of 300,000 Swiss Francs (approximately $180,000 US). This individual's term on the Board of Directors expired on October 31, 2000 and he did not stand for re-election. As of December 31, 2000, $124,180 (US) was still unpaid and included in accounts payable. On the date of the former employee's resignation, the Company also entered into a consulting agreement with the former employee. The Agreement provides for commissions to the former employee based on sales production, and a monthly payment of 18,000 Swiss Francs (approximately $11,000) for two years from the date of the Agreement. In December 2001, the Company sold 200,000 shares of common stock to a Swiss corporation in a private placement. The former officer is a majority stockholder of such corporation. The aggregate purchase price for these shares was approximately $70,000, consisting of $26,000 received in cash in January 2002, with the balance consisting of forbearance of fees payable to the former officer in connection with services he had provided.

      See also Note 7.

4. Income Taxes

The income tax provision (benefit) consists of:

                               Year Ended        Year Ended        Year Ended
                               December 31,      December 31,      December 31,
                                  1999              2000              2001
                             ---------------   ---------------   ---------------
Current:
     Federal                 $            --   $            --   $            --
     State                                --                --                --
     Foreign                          19,502           111,959                --
                             ---------------   ---------------   ---------------
                                      19,502           111,959                --
                             ---------------   ---------------   ---------------
Deferred (prepaid):
     Federal                              --                --                --
     State                                --                --                --
     Foreign                              --                --                --
                             ---------------   ---------------   ---------------
                             $        19,502   $       111,959   $            --
                             ===============   ===============   ===============

The difference between actual income tax expense and expected income tax expense computed by applying the U.S. federal income tax rate of 34% to loss before provision for income taxes is explained as follows:

                                                  Year Ended    Year Ended     Year Ended
                                                 December 31,   December 31,   December 31,
                                                     1999           2000           2001
                                                 ------------   ------------   -------------
Expected income tax  benefit                     $(2,291,162)   $(4,241,954)   $(2,326,879)
State taxes, net of federal income tax benefit      (238,022)      (492,294)      (684,376)
Foreign tax rate differences                         233,453       (203,454)            --
Change in valuation reserve on deferred tax
    asset                                          2,452,142      5,388,232      2,453,860
Other                                               (136,909)      (338,571)       557,395
                                                 -----------    -----------    -----------
Provision for income taxes                       $    19,502    $   111,959    $        --
                                                 ===========    ===========    ===========

     The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 2000 and 2001 are presented below:

                                                            December 31,
                                                         2000           2001
                                                     -----------    -----------
Deferred tax assets:
  Federal net operating loss carryforwards           $ 4,713,631    $ 7,484,906
  State net operating loss carryforwards               1,383,498      3,634,231
  Foreign net operating loss carryforwards             2,041,800             --
  Equity in loss of unconsolidated subsidiary            691,588             --
  Federal and State R&D credit carryforwards              49,830         49,830
  Other                                                   59,601         50,503
                                                     -----------    -----------
                                                       8,939,948     11,219,470

  Valuation allowance on deferred tax asset           (8,736,854)   (11,190,714)
                                                     -----------    -----------
                                                         203,094         28,756
                                                     -----------    -----------
Deferred tax liabilities:
 Capitalized software development costs                  201,746         28,756
 Other                                                     1,348             --
                                                     -----------    -----------
                                                         203,094         28,756
                                                     -----------    -----------
      Net deferred tax asset
                                                     $        --    $        --
                                                     ===========    ===========

      The change in the valuation allowance on deferred tax assets is as follows:

                                               Year Ended      Year Ended      Year Ended
                                              December 31,    December 31,    December 31,
                                                  1999            2000            2001
                                              ------------    ------------    ------------
Balance at beginning of year                  $    896,480    $  3,348,622    $  8,736,854
Increase in valuation allowance
  due to change in deferred tax assets
  during the year                                2,452,142       5,388,232       2,453,860
                                              ------------    ------------    ------------
Balance at end of year                        $  3,348,622    $  8,736,854    $ 11,190,714
                                              ============    ============    ============

      At December 31, 2001, the Company has approximately $22,000,000 of federal and state net operating loss carryforwards expiring in 2021 and 2006, respectively. The net operating loss carryforwards may be subject to annual limitations based on ownership changes in the Company's common stock as provided in Section 382 of the Internal Revenue Code

5. Commitments

      Leases

      The Company currently leases office space on a tenant at will basis. (See
Note 1.)

      Rent expense for the years ended December 31, 1999, 2000 and 2001 amounted to approximately $377,300, $1,191,700 and $677,800, respectively. The 1999 and 2000 rent expense is net of approximately $86,000 and $2,000, respectively, which was recorded as part of capitalized software development costs.

      Employment Contract

      The Company had an employment agreement with its Chief Executive Officer which expired in 2001 and was renewed to September 1, 2003. The agreement provides for a minimum salary level and includes severance payments under certain conditions of approximately three times the officer's annual compensation. In addition the Chief Executive Officer of the Company is entitled to receive an annual incentive bonus of 3% of the Company's profits from operations. In the fourth quarter of 2001, the Chief Executive Officer elected to forgo his entire compensation under the agreement for fiscal 2001.

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

      Profit sharing expense for the years ended December 31, 1999, 2000 and 2001 amounted to approximately $21,100, $31,700 and $26,800, respectively.

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

      In December 2001, the Company sold 200,000 shares of the Company's common stock to a Swiss corporation in a private placement. A former member of the Company's board of directors and holder of greater than five percent of the Company's common stock, is a majority stockholder of the Swiss Company. (See
Note 3)

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

      A summary of the status of the Company's stock options under the Plan as of December 31, 2000 and 2001 and the changes during the years then ended is presented below:

                                                       2000                               2001
                                        --------------------------------   ---------------------------------
                                                            Weighted-                          Weighted-
                                                             Average                            Average
                                                            Exercise                            Exercise
                                              Shares         Price             Shares            Price
                                        ----------------- --------------   ----------------  ---------------
Outstanding at beginning of year               1,578,928      $   13.56          1,303,671        $   15.93
Granted                                          398,800          19.39          1,995,000              .39
Exercised                                       (167,989)          6.43           (400,000)             .35
Cancelled                                       (506,068)         14.24         (1,223,671)           13.48
                                        ----------------                   ---------------
Outstanding at end of year                     1,303,671      $   15.93          1,675,000        $    2.93
                                        ================                   ===============
Options exercisable at end of year               322,579                         1,250,000
                                        ================                   ===============
Options available for future grants            1,659,226                           887,897
                                        ================                   ===============

In 1999 and 2000, options for 184,426 and 72,884 shares, respectively, were exercised using a net exercise feature resulting in the issuance of 139,426 and 56,737 shares, respectively.

      The following table summarizes information about stock options outstanding under the Plan at December 31, 2001:

                               Options Outstanding                               Options Exercisable
                 ------------------------------------------------- -------------------------------------------------
                               Weighted Average      Weighted                    Weighted Average      Weighted
   Range of         Number        Remaining          Average          Number        Remaining          Average
Exercise Price   Outstanding   Contractual Life   Exercise Price    Outstanding  Contractual Life   Exercise Price
---------------  -----------  -----------------  ----------------  ------------  ----------------  -----------------
  $0.10-$1.01     1,375,000         3.75              $ 0.41         1,050,000         4.02              $ 0.40
     $14.50         300,000          .61              $14.50           200,000          .61              $14.50

      On June 4, 2001, the Company issued to its Chief Financial Officer warrants to purchase 200,000 shares of common stock at $.35 per share. The warrants have a three year term and vest immediately. On December 12, 2001, the Company issued to its chief operating officer warrants to purchase 200,000 shares of common stock at $.60 per share. The warrants have a four year term and vest one year from date of issuance.

      The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Plan.

      Pro forma information regarding net loss and net loss per share is required by SFAS No. 123, which also requires that the information be determined as if the Company had accounted for its employee stock options under the fair value method. In 1998, prior to the completion of the initial public offering of common stock, the fair value of each option grant was estimated using the minimum value method. The minimum value method differs from other methods of valuing options, such as the Black-Scholes option-pricing model, because it does not consider the effect of expected volatility. Subsequent to the initial public offering, the Company estimated the fair value of options granted using the Black-

Scholes option-pricing model. The fair value of options was estimated at the date of grant using the following weighted average assumptions:

                                             1999      2000      2001
                                             ----      ----      ----
Risk Free interest rate...................    6.0%      6.0%      3.2%
Dividend yield............................   None      None      None
Expected life of options in years.........   1.50      1.50      1.50
Expected volatility.......................   60.0%     84.1%    236.6%

      Option valuation models require the input of highly subjective assumptions including the expected life of the options and their expected volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The Company's pro forma information for 1999, 2000 and 2001 is as follows:

                                     1999           2000           2001
                                     ----           ----           ----
Pro forma net loss.............. $ (7,221,251)  $(14,185,149)  $ (7,772,973)
Pro forma net loss per share.... $      (0.75)  $      (1.39)  $      (0.74)

      The pro forma net loss per share above is calculated using the weighted average number of shares of common stock outstanding as described in Note 2. The weighted average fair value of options granted during the years ended December 31, 1999, 2000 and 2001 was $2.75, $8.14 and $0.41, respectively.

Other Stock Options and Warrants

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

      The Company issued stock options to four consultants for 130,000 shares of common stock at an exercise price of $14.50 per share. The options have a three year life and vest in equal amounts on the first, second and third anniversary of the grant date. The fair value of the options, determined using the Black-Scholes option pricing model, was $348,641. The fair value of the stock options is being amortized into general and administrative expenses over the life of the options commencing in 2000. The expense recorded in connection with these options amounted to $152,383 in 2000 and $58,106 in 2001. In July 2001 the consulting arrangements were terminated and no further expense was recognized.

      During 2001, the Company issued options to purchase 125,000 share of stock to outside consultants. Such options have exercise prices ranging from $.36 to $1.01 and terms ranging from three to four years. Compensation recorded in connection with these options amounted to $51,092. The Company also issued various non-qualified options to officers, employees and directors in 2001. Such options have exercise prices ranging from $.10 to $.50 and terms ranging from three to ten years. Compensation recognized in connection with these options in 2001 amounted to $233,550.

      During 2001, the Company granted the following warrants to purchase 466,000 shares of the Company's common stock to the Company's secretary and representative of the Company's attorneys in consideration for legal services rendered:

      Date                     Shares      Exercise Price      Term
      ----                     ------      --------------      ----
      April 27, 2001           35,000           $.50          4 years
      June 7, 2001            350,000           $.10          4 years
      November 6, 2001         81,000           $.42          5 years

      The warrants which vest immediately, were valued at an aggregate amount of $173,094 and charged to expense. The warrants were valued utilizing the same valuation assumptions as above.

8. Receivable From Stockholders

      In connection with the exercise of options on May 7, 1999, the Company received a note receivable in the amount of $674,999. The note was due and paid on May 7, 2000 with interest at 15%. The outstanding balance of this note was $741,374, including accrued interest of $66,375, at December 31, 1999.

      In connection with the exercise of options on February 10, 2000, the Company received a note receivable in the amount of $175,000. The note, with interest at 15%, was due on February 10, 2001 and at that time, the note was extended for one year. The outstanding balance of this note was $198,301 and $115,836, including accrued interest of $23,301 and $17,535, at December
31, 2000 and 2001, respectively. (See also Note 3)

9. Accrued Expenses

     Accrued expenses at December 31, 2000 and 2001 consist of the following:

                                                        December 31,
                                                  2000              2001
                                              -------------    --------------
     Accrued salaries                           $  197,649        $  206,596
     Accrued vacations                             308,872           123,317
     Accrued and withheld payroll taxes            199,773            21,399
     Accrued professional fees                     326,391           101,000
     Accrued state excise tax                       30,000                --
     Other liabilities                              24,902             5,110
                                              ------------     -------------
     Total accrued expenses                     $1,087,587        $  457,422
                                              ============     =============

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

      On January 22, 2001, the Company's ownership interest in the joint venture decreased from 50% to 19.9% after the joint venture successfully completed an additional round of financing. The Company did not participate in the financing.

      Through January 22, 2001, the Company accounted for its investment in the joint venture on the equity method. Subsequent to that date, as a result of the reduction in ownership interest, the Company accounts for its investment in the joint venture on the cost basis. The summarized unaudited financial information of the joint venture from its inception to December 31, 1999 and for the year ended December 31, 2000 is as follows:

                                                        1999               2000
                                                 -----------        -----------
Earnings data:
  Revenues                                       $    31,513        $   291,044
  Operating loss                                  (1,003,357)        (2,255,946)
  Net loss                                        (1,017,768)        (2,416,988)
  Company's equity in net loss                      (508,884)        (1,208,494)
Balance sheet data:
  Current assets                                     455,317            309,380
  Non-current assets                               2,187,530          2,061,976
  Current liabilities                              1,061,783            847,481
  Non-current liabilities                            677,988          1,297,228
  Net assets                                         903,076            226,647
  Company's equity in net assets                     451,538            113,323

      The Company's investment in this unconsolidated subsidiary is reduced by the elimination of unrealized intercompany profits as of December 31, 1999 and 2000 in the amount of $327,200 and $214,792, respectively. At December 31, 2000 and 2001, accounts receivable from the unconsolidated subsidiary is also reduced by the elimination of unrealized intercompany profits in the amount of $192,715.

      In October 2000, the Company entered into a sales agreement with an e-commerce company, whereby the Company has exchanged rights to certain Web-based licenses for stock in the e-commerce company. The amount of stock received is approximately 4% of the total stock issued by the e-commerce company and was valued at $250,000. This investment is carried on the cost basis. The Company provided a writedown of this investment in the amount $125,000 in 2001.

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

      A summary of the activity in the allowance for doubtful accounts is as follows:

                             Additions
                       ----------------------
          Balance at   Charged to     Charged
         beginning of   costs and     to other               Balance at
Year       period        expenses     accounts  Deductions  and of period
----     ------------  -----------   ---------  ----------  -------------
2000       $      --   $2,152,070           --   $      --    $2,152,070
           =========   ==========    =========   =========    ==========
2001      $2,152,070   $   40,670           --   $ 268,050    $1,924,690
          ==========   ==========    =========   =========    ==========

12. Segment Information

      The Company, whose operations consist of a single line of business, develops, markets and supports "intelligent software robots," software programs that the Company designs to automate and simplify time-consuming and complex business-related internet functions.

      Other financial data for the years ended December 31, 1999, 2000 and 2001 is as follows:

                                    United                       Russian                    Hong
                                    States      Switzerland    Federation      Germany      Kong      Eliminations     Total
                                ---------------------------------------------------------------------------------------------
1999
Revenues from external
     customers                   $ 3,072,781   $ 1,062,532   $        --   $   100,963    $     --   $  (327,200)  $ 3,909,076
Intersegment revenue                 343,136       846,013     1,295,577        74,924          --    (2,559,650)           --
Interest income                      437,765           872            --        16,175          --      (110,774)      344,038
Interest expense                      54,471        84,500            --        28,219          --      (113,206)       53,984
Depreciation and amortization
     Expense                         374,924       183,853        55,050        79,270          --         5,306       698,403
Equity in loss of
     unconsolidated subsidiary            --       508,884            --            --          --            --       508,884
Income tax expense                        --            --        19,502            --          --            --        19,502
Net loss                          (3,808,578)   (1,807,578)      282,296    (1,103,040)         --      (321,314)   (6,758,214)
Investment in unconsolidated
     subsidiary                      186,186            --            --            --          --            --       186,186
Expenditures for property
     and equipment                   397,219       664,563       249,330       508,915          --            --     1,820,027
Identifiable Assets               10,247,094     1,063,526       320,950     1,792,568          --    (5,435,827)    7,988,311

2000
Revenues from external
     customers                   $ 7,412,597   $ 3,855,427   $        --   $ 1,277,129    $     --   $   (80,306)  $12,464,847
Intersegment revenue               2,152,747     1,147,573     3,037,526       928,426          --    (7,266,272)           --
Interest income                      384,254           513            --        14,319          --      (262,750)      136,336
Interest expense                      23,191       145,729            --       123,116          --      (262,750)       29,286
Depreciation and amortization
     Expense                         983,132       498,025       138,521       185,264          --        28,659     1,833,601
Equity in loss of
     unconsolidated subsidiary            --     1,208,494            --            --          --            --     1,208,494
Income tax expense                        --         1,150       110,809            --          --            --       111,959
Net loss                          (8,173,797)   (2,785,086)      735,331    (2,336,084)         --       (28,659)  (12,588,295)
Investment in unconsolidated
     subsidiary                      250,000            --            --            --          --            --       250,000
Expenditures for property
     and equipment                   856,871       784,419       744,963       231,107          --            --     2,617,360
Identifiable Assets                8,664,670     2,164,632       890,726     1,092,803          --    (5,849,826)    6,963,005

2001
Revenues from external
     customers                   $ 2,951,370   $   171,436   $        --   $   507,407    $     --   $        --   $ 3,630,213
Intersegment revenue                  97,613        68,790       567,988       163,447          --      (897,838)           --
Interest income                      105,212           165            --         1,788          --       (89,630)       17,535
Interest expense                      81,538        49,791           546        82,533          --       (89,630)      124,778
Depreciation and amortization
     Expense                         910,719       132,352        84,655        87,330       4,139        52,482     1,271,677
Net restructuring
     charges                        (355,544)      (50,341)     (377,027)      387,236          --            --      (395,676)
Income tax expense                        --            --            --            --          --            --            --
Net loss                          (3,909,817)   (1,321,185)     (794,037)     (604,902)   (354,055)      140,234    (6,843,762)
Investment in unconsolidated
     subsidiary                      125,000            --            --            --          --            --       125,000
Expenditures for property
     and equipment                   250,000        24,224        12,605        12,038       9,326            --       308,193
Identifiable Assets                1,078,166            --            --            --       5,186            --     1,083,352

13. Selected Quarterly Financial Information (unaudited)

      The following table set forth selected quarterly financial information for the years ended December 31, 2000 and 2001. The operating results for any given quarter are not necessarily indicative of results for any future period. The Company's common stock is traded on the Over-the-Counter Bulletin Board (OTC BB) under the symbol ALIF.

                                            2000 Quarter ended                               2001 Quarter ended
                            ---------------------------------------------------   --------------------------------------------------
                             Mar. 31      June 30     Sep. 30       Dec. 31        Mar. 31      June 30     Sep. 30       Dec. 31
                            ---------------------------------------------------   --------------------------------------------------
Net Revenue                 $1,521,204    $2,822,114    $4,650,348   $3,471,181    $1,441,043   $  258,445   $1,085,500  $  845,225

General and administrative   1,416,207     2,000,357     2,336,979    2,104,262     1,973,564    1,650,362      581,478     398,293

Engineering and cost of
  sales                      1,723,412     2,284,762     2,292,016    3,024,798     2,243,147      909,910      143,556      17,307

Research and development       210,008       302,545       390,172      270,250       151,283       84,356        3,734          --

Sales and marketing            796,009       930,174       679,970      906,409     1,077,955      449,592       64,740      38,708

Provision for doubtful
    accounts                       --            --             --    2,162,194        31,947        8,723           --          --

Net restructuring charges          --            --             --           --            --      395,676           --          --
                           -----------   -----------   -----------  -----------   -----------  -----------  ----------- -----------
Operating Income (Loss)     (2,624,432)   (2,695,724)   (1,048,789)  (4,996,732)   (4,036,853)  (3,240,174)     291,992     390,917

Interest income
   (expense), net               13,590        48,095        32,252       13,113        (9,250)     (53,536)     (22,305)    (22,152)

Foreign exchange
   gain (loss)                 (40,350)       (1,186)       15,415       16,906       (17,691)         290           --          --

Equity in loss of
   unconsolidated
   subsidiary                 (240,143)     (325,426)     (188,499)    (454,426)           --           --           --          --

Writedown of investment
  in unconsolidated
  subsidiary                        --            --            --           --            --           --           --    (125,000)

Provision for income
  taxes                             --            --            --     (111,959)           --           --           --          --
                           -----------   -----------   -----------  -----------   -----------  -----------  ----------- -----------
Net Income (Loss)          $(2,891,335)  $(2,974,241)  $(1,189,621) $(5,533,098)  $(4,063,794) $(3,293,420) $   269,687 $   243,765
                           ===========   ===========   ===========  ===========   ===========  ===========  =========== ===========

Net earnings (loss)
  per share:
   Basic                   $     (0.29)  $     (0.20)  $     (0.12) $     (0.54)  $     (0.39) $     (0.32) $      0.03 $      0.02
   Diluted                       (0.29)        (0.20)        (0.12)       (0.54)        (0.39)       (0.32)        0.02        0.02

Market Price
   High                    $    38.938   $     31.50   $     20.25  $     14.25   $     6.125  $     2.094  $      1.07 $      0.95
   Low                          15.875        15.125        11.938        3.625          2.00         0.41         0.37        0.35

Note: In the fourth quarter of 2001 the Company's Chief Executive Officer elected to forgo his salary for the entire fiscal 2001. Prior to the fourth quarter, his salary was deferred and included in accrued liabilities. As a result, approximately $227,000 of his salary expense was reversed in the fourth quarter, and no salary expense was recorded in connection with the balance of approximately $93,000 earned, but forgone by the chief executive officer in the fourth quarter of 2001.