Form 10QSB
period 2002-03-31
ARTIFICIAL LIFE INC
filed 2002-05-15
CIK 1070361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________  to  _____________

                        Commission file number 000-17053

                              ARTIFICIAL LIFE, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                          04-3253298
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

                                    Level 30
                              Bank of China Tower
                             1 Garden Road, Central
                                    Hong Kong
                    (Address of principal executive offices)

                                011-852-981-44904
                            Issuer's telephone number

                                 NOT APPLICABLE.
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State the number of shares of each of the Issuer's classes of common equity, as of the latest practicable date: As of May 7, 2002, there were 10,728,469 shares of Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                              ARTIFICIAL LIFE, INC.

              INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE
                          QUARTER ENDED MARCH 31, 2002


                                                                            PAGE
                                                                            ----
                          PART I-FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheet at March 31, 2002................3
         Condensed Consolidated Statements of Operations for the
           Three Months Ended March 31, 2002 and March 31, 2001................4
         Condensed Consolidated Statements of Cash Flows for the Three
           Months Ended March 31, 2002 and March 31, 2001......................5
         Notes to Condensed Consolidated Financial Statements..................6

Item 2 - Management's Discussion and Analysis of Financial Condition
           and Results of Operations...........................................7

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings....................................................11

Item 2 - Changes in Securities................................................11

Item 3 - Defaults Upon Senior Securities......................................12

Item 4 - Submission of Matters to a Vote of Security Holders..................12

Item 5 - Other Information....................................................12

Item 6 - Exhibits and Reports on Form 8-K.....................................12

Signatures....................................................................13

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ARTIFICIAL LIFE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                                   (UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents                                          $        850
Accounts receivable, trade, net of allowance for doubtful
accounts of $1,924,690                                                1,130,000
Prepaid expenses and other current assets                                30,930
                                                                   ------------

Total current assets                                                  1,161,780
                                                                   ------------

Property and equipment:
Furniture and fixtures                                                  865,186
Office equipment                                                          2,000
                                                                   ------------
                                                                        867,186
Less accumulated depreciation and amortization                          572,963
                                                                   ------------
                                                                        294,223
                                                                   ------------

Other assets:
Capitalized software development costs, net of accumulated
amortization of $27,662                                                  43,736
Investments in unconsolidated subsidiaries                              125,000
Deposits and other assets                                                 9,825
                                                                   ------------
                                                                        178,561
                                                                   ------------
TOTAL ASSETS                                                       $  1,634,564
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable                                                   $  1,401,159
Note payable - officer/stockholder                                    1,107,145
Deferred revenue                                                         90,000
Accrued expenses                                                        655,762
                                                                   ------------

Total current liabilities                                          $  3,254,066
                                                                   ------------

Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $.01 par value; 5,000,000 shares
authorized, no shares issued and outstanding                                 --
Common stock, $.01 par value; 30,000,000 shares authorized,
10,943,389 shares issued and outstanding                                109,434
Additional paid-in capital                                           26,349,966
Notes receivable from stockholders                                      (18,635)
Accumulated deficit                                                 (28,060,268)
                                                                   ------------


Total stockholders' equity (deficit)                                 (1,619,503)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $  1,634,564
                                                                   ============


See accompanying notes to unaudited condensed consolidated financial statements.

                              ARTIFICIAL LIFE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three-month Period Ended
                                                             March 31,
                                                             ---------

                                                       2002            2001
                                                       ----            ----
Revenues:
Software license agreement                         $    750,000    $    225,381
Application services and other                           55,000       1,215,662
                                                   ------------    ------------

                                                        805,000       1,441,043
                                                   ------------    ------------
Operating expenses:
General and administrative                              176,667       1,973,564
Engineering and cost of sales                           201,905       2,243,147
Research and development                                 25,239         151,283
Sales and marketing                                     100,952       1,077,955
Provision for doubtful accounts                              --          31,947
                                                   ------------    ------------

Total operating expenses                                504,763       5,477,896
                                                   ------------    ------------

Income (loss) from operations                           300,237      (4,036,853)

Other income (expenses):
Foreign exchange loss                                                   (17,691)
Interest income                                           2,799           7,278
Interest expense                                        (25,767)        (16,528)
                                                   ------------    ------------

Income (loss) before provision for income taxes         277,269      (4,063,794)

Provision for income tax                                     --              --
                                                   ------------    ------------

Net income (loss)                                  $    277,269    $ (4,063,794)
                                                   ============    ============

Basic and diluted net income (loss) per share      $       0.03    $      (0.39)
                                                   ============    ============

Weighted average shares outstanding
used in per share calculation                        10,943,389      10,321,525
                                                   ============    ============


See accompanying notes to unaudited condensed consolidated financial statements.

                              ARTIFICIAL LIFE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Three-month period
                                                                      ended March 31,
                                                                   2002           2001
                                                                   ----           ----

Cash flows from operating activities:
Net income (loss)                                               $   277,269    $(4,063,794)
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Depreciation and amortization                                       111,853        525,813
Interest income accrued on notes receivable from stockholders        (2,800)        (4,915)
Interest expense accrued on advances from officer/stockholder        25,767
Stock options issued for services rendered                                          38,095
Decrease in accounts receivable, affiliates                                        149,693
Increase (decrease) in accounts receivable, trade                  (705,000)       945,786
Increase in due to/from officer/stockholders                                        (5,450)
(Increase) decrease in prepaid expenses and other assets             32,674        (83,379)
Increase in accounts payable and accrued expenses                   152,928        598,264
Increase in deferred revenue                                                        28,720
                                                                -----------    -----------

                   Net cash used by operating activities           (107,309)    (1,871,167)
                   -------------------------------------        -----------    -----------

Cash flows from investing activities:
Purchases of property and equipment                                      --        (49,918)
                                                                -----------    -----------


                  Net cash used by investing activities                  --        (49,918)
                  -------------------------------------         -----------    -----------

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants                                250,000
Advances from officer/stockholder                                     1,965        485,000
Payments on advance from officer/stockholder                        (29,918)
Proceeds from notes receivable stockholders                         126,000             --
Proceeds from bank credit lines                                                    608,778
                                                                -----------    -----------

                 Net cash provided by financing activities           98,047      1,343,778
                 -----------------------------------------      -----------    -----------

Effect of exchange rate changes on cash                                  --        (52,813)
                                                                ===========    ===========

Net decrease in cash and cash equivalents                            (9,262)      (630,120)

Cash and cash equivalents at beginning of period                     10,112        729,696
                                                                -----------    -----------

Cash and cash equivalents at end of period                      $       850    $    99,576
                                                                ===========    ===========

Supplemental disclosure of cash flow information:
Interest paid                                                   $        --    $    16,528


See accompanying notes to unaudited condensed consolidated financial statements.

                              ARTIFICIAL LIFE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001


1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Artificial Life, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB and Regulations S-B. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statement presentation. The consolidated financial statements include the accounts of Artificial Life, Inc., and it's wholly owned subsidiaries:
Artificial Life Ventures, Inc. ("Artificial Life Ventures"), Artificial Life USA, Inc. ("Artificial Life USA"), Artificial Life Mobile Computing, Inc. ("Artificial Life Mobile Computing") and Artificial Life Asia Limited ("Artificial Life Asia"). All significant intercompany balances and transactions have been eliminated in consolidation.

The financial information included in this report has been prepared in conformity with the accounting policies reflected in the financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. MANAGEMENT'S PLANS

During the year ended December 31, 2001, the Company incurred a net loss of $6,843,762, and at March 31, 2002, the Company had a working capital deficiency of $2,092,286 and a stockholders' deficit of $1,619,503. During the three months ended March 31, 2002, the Company earned net income of $277,269. Without continuing to improve profitable operations or obtaining additional financing or capital, the Company may not have sufficient resources to fund its operations. Management is pursuing short-term borrowings and direct share placement opportunities to meet anticipated liquidity shortfalls; however there is no assurance that these activities will be successful.

These factors raise a substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding for the three month periods ended March 31, 2001 and 2002. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. Basic and diluted net loss per share are the same for both periods presented, since the effect of inclusion of all outstanding options and warrants would be anti-dilutive in 2001 and would not materially impact 2002 results.

4. INCOME TAXES

There is no provisions for income taxes for the three months ended March 31, 2001 or March 31, 2002, as the Company incurred a loss of $4,063,794 during the three months ended March 31, 2001, and income for the three months ended March 31, 2002 was offset by net operating loss carryforwards. At December 31, 2001, the Company had approximately $22,000,000 of federal and state net operating loss carryforwards expiring in 2021 and 2006, respectively. The net operating loss carryforwards may be subject to annual limitations based on ownership changes in the Company's common stock as provided by in Section 382 of the Internal Revenue Code.

5. ADVANCES FROM SHAREHOLDER

At December 31, 2000, the Company owed its chief executive officer $1,109,331, which was reduced by $2,186 during the three months ended March 31, 2002. The advances bear interest at 10%, are unsecured and are due on demand.

6. SEGMENT INFORMATION

The Company, whose operations consist of a single line of business, markets and supports "intelligent software robots," software programs, and related intellectual property, that the Company has designed to automate and simplify time-consuming and complex business-related Internet functions.

During the three month period ended March 31, 2002, the Company generated all revenue from the United States.

7. CONTINGENCY

In June 2001, Artificial Life Schweiz and Artificial Life Deutschland, two former German subsidiaries of the Company, entered into bankruptcy and dissolution proceedings. The Company believes that no further liabilities will be incurred by the Parent company in connection with its subsidiaries' bankruptcy filings. However the ultimate outcome of these filings cannot be determined at this time. No provision has been made for any additional liabilities which may be incurred.

On September 5, 2001 Copley Place Associates filed suit against the Company alleging that the Company breached its commercial lease by vacating its former Boston, Massachusetts corporate headquarters prior to the expiration of the lease term. Copley Place Associates has alleged damages of approximately $585,000 and the court granted their motion for summary judgment on March 4, 2002. Damages have not yet been assessed but a hearing on this matter is expected to be conducted during the second quarter of 2002. The Company is vigorously defending the lawsuit. At March 31, 2002, the Company had accrued $100,000 in connection with all costs related to this matter.

In connection with claims for unpaid wages and vacation pay made by former employees of its U.S. operations, the Company has accrued $150,000 representing the maximum amount of damages claimed with respect to this matter. The Company is currently negotiating settlements with certain of these employees. Although certain of these employees of the Company's U.S. operations have filed claims for unpaid wages and vacation pay with the Office of the Attorney General of the Commonwealth of Massachusetts, to the Company's knowledge, as of March 31, 2002, no suits had been filed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following Management's Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-QSB. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section titled "Risk Factors" as well as other factors described in our Annual Report on Form 10-K for the year ended December 31, 2001. We do not intend to update any such forward-looking statements.

INTRODUCTION

OVERVIEW

Our company was founded in 1994 under the name of NEUROTEC International Inc. as a subsidiary of a German parent company called NEUROTEC GmbH, a leading artificial intelligence, multimedia and Internet solutions company at the time. In 1997 pursuant to a management buyout we changed our name to Artificial Life, Inc. Our initial business plan focused on the provision of software consulting services. We subsequently shifted our business focus from providing such services to the development, marketing and support of so called intelligent agents or smart bots. These products are designed to automate and simplify complex business-related internet functions, such as web navigation, direct sales and marketing, e-mail automation, user profiling, knowledge management, financial planning and portfolio management. At present, we have again updated our business plan to emphasize marketing and sales of our products and, in the process, have significantly reduced our research and development budget.

Even though we have generated significant revenues over the past years, our accumulated losses to date have exceeded our accumulated revenues and we incurred losses until the second quarter of 2001. However, based upon our substantial restructuring efforts in the second quarter of 2001 and our efforts to maintain stringent cost controls, we managed to achieve profitability in the third and fourth quarters of 2001. In the first quarter ended March 31, 2002, we generated $805,000 in revenues with a net profit of $277,269. However, there can be no assurances such results will continue in future quarters.

Our accumulated past losses have severely impacted our liquidity and cash position which, in turn, have significantly impeded our ability to fund our operations. Consequently, in connection with our Annual Report on Form 10-K for the fiscal years ended December 31, 2000 and 2001, our independent certified public accountants expressed an opinion doubting our ability to continue as a going concern. As of March 31, 2002, we had total assets of $1,634,564 and total liabilities of $3,254,066. Current assets as of March 31, 2002 were $1,161,780 and current liabilities were $3,254,066.

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

During the first half of 2001, we restructured our operations, implemented a significant cost reduction program, and began efforts to sell intellectual property for direct use into third-party systems. We also reevaluated our business and product lines with increased emphasis on marketing and sales of our products and now reserve product development efforts primarily for individual clients that contract for such development. Consequently, we continue to anticipate devoting fewer resources to engineering and research and development activities in the future. As a result, we significantly reduced our engineering and research and development costs in 2001. We continued to keep costs for engineering and research and development at a minimum during the first quarter of 2002. Also, in the fourth quarter of 2001, our chief executive officer elected to forgo his salary earned in 2001 of $319,440. Payment of such salary had been deferred during the year.

In addition, we implemented a significant cost reduction program during the first half of 2001. Costs for operations were kept to a minimum for the second half of 2001 and we have continued with these cost reduction efforts during the first quarter of 2002. In 2001 we took drastic steps to reduce our United States operations, including a major reduction of office facilities, the relocation of our headquarters from Boston, Massachusetts to New York, New York, the termination of our lease for our former headquarters in Boston, Massachusetts and the termination of most of our staff. During the second quarter of 2002, we again relocated our headquarters to Hong Kong, but have retained our New York office to service our United States operations and clients.

Also, we have continued to reduce our marketing expenses, website development, and operating infrastructure development budgets. Furthermore, we are continuing to review plans to consolidate the operations of Artificial Life Mobile, Inc. and Artificial Life Ventures, Inc and to relocate both entities to Hong Kong, to minimize overhead costs and expenses. We are currently seeking a long-term lease contract for our new headquarters in Hong Kong and until we have secured a long-term lease, will continue to occupy a temporary office in New York City and Hong Kong. Lease obligations from these offices are currently less than $7,000 per month.

In the third quarter of 2001, we started a second business division focusing on life science applications. We believe that the algorithms and methods that we have developed over the last several years will allow new and innovative applications in the health care and life science industries. We do not intend to develop products in this division, but rather, intend to work on a consulting and project basis with clients and further intend to license our existing intellectual property for the life science area. However, we cannot guarantee that we will be successful in this new application of our product line or that this new business division will generate significant revenues in the future. We intend to develop partnerships with Asian and global companies in the life science and biocomputing arena from our Hong Kong location with Japan, Korea, Singapore and Greater China as the main target markets.

Although we realized significant revenues in 1999, 2000 and 2001, and although revenues increased from 1999 to 2000, software license revenues decreased significantly in 2001 as compared to 2000. The decrease in software license revenues was due to many factors, including but not limited to, the downturn of the global internet market, the general negative business climate throughout the world, our inability to obtain additional financing to fund operations, the cessation of our European and Russian operations, and the significant downsizing and restructuring of our United States operations.

In the near term, we will continue limited product development. Because our continued losses have severely impacted our liquidity and cash position, to the extent that our marketing and sales of existing products and limited product development efforts do not result in commercially successful products that generate significant net revenues, our business will be materially adversely affected. We cannot assure that we will ever generate sufficient revenues from the sale of our products or associated services to achieve and maintain profitability.

In light of our current global downsizing and because we have shifted our primary business focus from software consulting to licensing developed intellectual property, marketing and support of our existing products, results of operations to date are not reflective of our business prospects going forward or our past cumulative revenues and losses. Moreover, we expect to experience significant fluctuations in our future operating results due to a variety of factors. Factors that may affect our operating results include the recovery of the global internet markets, the general market acceptance of our products, our ability to sell and license our intellectual property, the amount of software consulting we undertake in the future, success in creating and entering into strategic alliances, our mix of product and service sales, our response to competitive pressure and our ability to attract and retain qualified personnel. Gross profit margins will vary from product to product and between products and services. Although we may have some ability to affect our products and services mix, our sales mix may vary from period to period and our gross margins will fluctuate accordingly.

In addition to our restructuring efforts, we are also seeking additional financing to increase liquidity and capital resources. If we are unable to obtain additional financing, this will have a material adverse effect on our business.

SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data for the three-month periods ended March 31, 2002 and March 31, 2001 have been derived from our financial statements. Any trends reflected by the following table may not be indicative of future results.

                                                                For the three-month period ended
                                                                            March 31,
                                                                            ---------
                                                                      2002            2001
                                                                      ----            ----
Statement of Operations Data:
Revenue ......................................................    $    805,000    $  1,441,043
Costs and expenses ...........................................    $    504,763    $  5,477,896
Other income (expense) .......................................    $    (22,968)   $    (26,941)
Net income (loss) ............................................    $    277,269    $ (4,063,794)
Shares outstanding ...........................................      10,943,389      10,321,525
Income (Loss) per share (basic and diluted) ..................    $       0.03    $      (0.39)

Balance Sheet Data:
Total assets .................................................    $  1,634,564    $  4,592,730
Stockholders' equity (deficit) ...............................    $ (1,619,503)   $   (536,517)

RESULTS OF OPERATIONS

During the quarter ended March 31, 2002, license revenues decreased slightly compared with the license revenues we generated in the fourth quarter of 2001. During the first quarter of 2002, our operating expenses were also reduced. These changes were in large part due to our successful cost control measures. These changes are consistent with the change in our business strategy towards limiting development to product, project-based initiatives and sales of our existing products.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

REVENUES: Revenues for the quarter ended March 31, 2002 were $805,000 as compared to $1,441,043 for the quarter ended March 31, 2001. The decrease of $636,043 or 44% was primarily due to longer sales cycles, the general negative business climate in our industry, and our inability to obtain necessary additional funding.

ENGINEERING AND COST OF SALES: These costs generally consist of salary and payroll tax expenses, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Engineering expenses for the quarter ended March 31, 2002 were $201,905 as compared to $2,243,147 for the quarter ended March 31, 2001. The decrease of 2,041,242 or 91% was primarily due to massive reduction of personnel and infrastructure cost during the downsizing process over the last four quarters.

RESEARCH & DEVELOPMENT: Research and development expenses are similar in nature to engineering expenses, but they relate to products in their initial stage and are anticipated to generate revenue at a later date. Research and development expenses for the quarter ended March 31, 2002 were $25,239 as compared to $151,283 for the quarter ended March 31, 2001. The decrease of $126,045 or 83% is primarily due to the mature stage that a majority of our products have reached and our increased emphasis on the support and sales of these products, rather than the development of new products.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consist of salary and payroll tax expenses of administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the quarter ended March 31, 2002 were $176,667 as compared to $1,973,564 for the quarter ended March 31, 2001. The decrease of $1,796,697 or 91% was due primarily to a major reduction of staff and administrative overhead during the downsizing period of the last fiscal year.

SALES AND MARKETING: Sales and marketing expenses consist of salary and payroll tax expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expense and public relations activities. Sales and marketing expenses for the quarter ended March 31, 2002 were $100,952 compared to $1,077,955 for the quarter ended March 31, 2001. The decrease of $977,003 or 90% was primarily due to drastically reduced sales related salaries and reduction of marketing expenses.

NET INCOME: The net income for the quarter ended March 31, 2002 was $277,269 as compared to a loss of $4,063,794 for the quarter ended March 31, 2001. The drastic decrease in losses and the generation of profits is mainly due to strongly reduced costs and salaries, reduced infrastructure expenses in combination with the generation of product sales. The net income per share was $0.03 as compared to a net loss of $0.39 for the quarter ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

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

In 2000, we continued to incur losses from operations, and had partially funded these losses through three private placements of our common stock totaling $8.9 million. We continued to incur losses in the first and second quarters of 2001. Based upon our substantial restructuring in the second quarter of 2001 and our continued efforts to maintain stringent cost controls, we were able to achieve profitability in the third and fourth quarters of 2001 as well as the first quarter of 2002. While we hope to have generated modest profits by the end of fiscal year 2002, we cannot assure that we will become profitable in the foreseeable future. Moreover, the losses we have incurred to date have severely impacted our liquidity and cash position, resulting in a working capital deficit of $2,092,286 and stockholders' deficit of $1,619,503 at March 31, 2002.

In order to fund our cash needs for 2001, we borrowed $485,000 from our chief executive officer, Eberhard Schoeneburg, during the first quarter of 2001, an additional $600,000 during the second quarter and $50,000 in the fourth quarter of 2001, for an aggregate of $1,135,000. We repaid $40,000 of this amount in the third quarter of 2001 and $29,900 in the first quarter of 2002. The advanced funds bear interest at 10%, are unsecured and are due on demand. As a result of our current liquidity shortfall and current economic conditions, as of March 31, 2002 (i) Mr. Schoeneburg had deferred approximately $88,250 in wages payable to him, (ii) our chief operating officer Mr. Frank Namyslik had deferred payment on an aggregate of approximately $57,000 in consulting fees payable to him, and
(iii) our chief financial officer, Ms. Phaik Chin Lim, had deferred payment on approximately $159,000 payable to her.

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

OTHER

On April 1, 2002, Bill Lucky commenced his employment as our new president. Prior to joining Artificial Life, Inc., Mr. Lucky served as a senior executive at Digital Equipment Corporation and at IBM.

In May 1999, we entered into a joint venture with an international retailer in the field of e-commerce called: net-tissimo AG (later renamed as net-promotions
AG). The main focus of this joint venture is to sell consumer goods over the internet using deep discounts and high volume, both in terms of transactions and web visits. As part of the transaction, we licensed our SmartBot technology to the joint venture. In addition, we provided products and software development and consulting services to the joint venture and receive payments for this contribution. Our partner in the joint venture will be responsible for using its purchasing relationships to obtain certain consumer products which will be sold on the joint venture's e-commerce Website. We allocated up to $2,150,000 of the proceeds from our initial public offering to purchase our 50% interest in this joint venture and to meet our obligations to contribute additional capital to the joint venture. As of December 31, 2000, we had made a total investment of $1,932,169 in the joint venture. On January 22, 2001, our ownership interest in the joint venture decreased from 50% to 19.9% after the joint venture successfully completed an additional round of financing in which we elected not to participate. In the first quarter of 2002 net-promotions has again raised funds in another round of funding in which we again elected not to participate, resulting in a further reduction of our ownership interest in net-promotions to approximately 6%.

We have incurred losses for income tax purposes for fiscal years 1998, 1999, 2000 and 2001. These losses will be available to carry forward and reduce income taxes, if any, in future periods.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

In connection with claims for unpaid wages and vacation pay made by former employees of our United States operations, we accrued $150,000 representing the maximum amount of damages claimed with respect to this matter. We are currently negotiating settlements with certain of these employees. Certain of these employees have filed claims for unpaid wages and vacation pay with the Office of the Attorney General of the Commonwealth of Massachusetts. Although the Attorney General has issued citations alleging that we are liable for an aggregate amount of approximately $115,000 in connection with these claims, we have appealed these citations and are contesting the amount of the alleged obligation. We anticipate participating in an administrative hearing to resolve this matter during the second quarter of 2002. To our knowledge, as of March 31, 2002 no suits had been filed. We are vigorously defending these claims and believe our liability to be substantially less than the $150,000 amount we have accrued in connection with this matter.

ITEM 2 - CHANGES IN SECURITIES

None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

On June 8, 2001, we filed for bankruptcy protection for Artificial Life Deutschland in the Insolvenzgericht Frankfurt. As of the date of the bankruptcy filing, Artificial Life Deutschland owed $543,010 including funds owed to Dresdner Bank pursuant to a bank overdraft line and funds owed to other creditors. These proceedings are currently still pending.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

     None.

     (b) Reports on Form 8-K:

     There were no reports on Form 8-K filed in the three months ended March 31, 2002, except that:

     On May 1, 2002, we filed a Current Report on Form 8-K under Items 5 and 7 with the Securities and Exchange Commission announcing that we had determined to end our engagement with Wolf & Company, P.C. as our independent auditors and that we had engaged Horwath Gelfond Hochstadt Pangburn, P.C. to serve as our independent auditors for 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ARTIFICIAL LIFE, INC.

Date: May 15, 2002                      By: /s/ Eberhard Schoeneburg
                                        ----------------------------------------
                                        Name: Eberhard Schoeneburg
                                        Title: Chief Executive Officer

Date: May 15, 2002                      By: /s/ Phaik Chin Lim
                                        ----------------------------------------
                                        Name: Phaik Chin Lim
                                        Title: Chief Financial Officer
                                        (principal financial officer and
                                        principal accounting officer)