Form 10QSB
period 2002-06-30
ARTIFICIAL LIFE INC
filed 2002-08-14
CIK 1070361

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

                          LEVEL 30, BANK OF CHINA TOWER
                             1 GARDEN ROAD, CENTRAL
                                    HONG KONG
                    (Address of principal executive offices)

                                (+852) 2251 8195
                            Issuer's telephone number

                                 NOT APPLICABLE.
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State the number of shares of each of the Issuer's classes of common equity, as of the latest practicable date: As of August 2, 2002, there were 12,004,425 shares of Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [_] No [X]

                              ARTIFICIAL LIFE, INC.

              INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE
                           QUARTER ENDED JUNE 30, 2002


                                                                                                            PAGE
                                                                                                            ----
                          PART I-FINANCIAL INFORMATION
Item 1 - Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheet at June 30, 2002................................................3
         Condensed Consolidated Statements of Operations for the
             Three and Six Months Ended June 30, 2002 and June 30, 2001.......................................4
         Condensed Consolidated Statements of Cash Flows for the Six Months Ended
             June 30, 2002 and June 30, 2001 .................................................................5
         Notes to Condensed Consolidated Financial Statements.................................................6

Item 2 - Management's Discussion and Analysis of Financial Condition and
              Results of Operations ..........................................................................8

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings...................................................................................11

Item 2 - Changes in Securities...............................................................................11

Item 3 - Defaults Upon Senior Securities.....................................................................11

Item 4 - Submission of Matters to a Vote of Security Holders.................................................11

Item 5 - Other Information...................................................................................11

Item 6 - Exhibits and Reports on Form 8-K....................................................................12

Signatures...................................................................................................13

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              ARTIFICIAL LIFE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002
                                   (UNAUDITED)


                             ASSETS

Current assets:
Cash and cash equivalents                                         $          28
Accounts receivable, trade, net of allowance for doubtful
     accounts of $1,924,690                                           1,301,363
                                                                  -------------
         Total current assets                                         1,301,391
                                                                  -------------

Accounts receivable, net of current portion                             498,000
Furniture and fixtures, net of accumulated depreciation
     and amortization of $640,156                                       220,184
Capitalized software development costs, net of accumulated
     amortization of $53,427                                             17,971
Investments in unconsolidated subsidiaries                              125,000
Deposits and other assets                                                 9,825
                                                                  -------------
                                                                        870,980
                                                                  -------------
TOTAL ASSETS                                                      $   2,172,371
                                                                  =============
               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable                                                  $   1,482,034
Note payable - officer/stockholder                                    1,179,448
Deferred revenue                                                         90,000
Accrued expenses                                                        408,438
                                                                  -------------
     Total current liabilities                                        3,159,920
                                                                  -------------

Commitments and contingencies Stockholders' equity (deficit):
Preferred stock, $.01 par value; 5,000,000 shares
     authorized, no shares issued and outstanding                            --
Common stock, $.01 par value; 30,000,000 shares
     authorized 11,643,389 shares issued and outstanding                116,434
Additional paid-in capital                                           26,587,967
Notes receivable from stockholders                                      (19,099)
Accumulated deficit                                                 (27,672,851)
                                                                  -------------
     Total stockholders' equity (deficit)                              (987,549)
                                                                  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)              $   2,172,371
                                                                  =============

See accompanying notes to unaudited condensed consolidated financial statements.

                              ARTIFICIAL LIFE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three-month Period Ended             Six-month Period Ended
                                                                   June 30,                          June 30,
                                                                   --------                          --------
                                                           2002               2001              2002               2001
                                                           ----               ----              ----               ----
Revenues:
Software license agreement                            $     800,000      $     69,000       $ 1,550,000      $     294,381
Application services and other                               72,500           189,445           127,500          1,405,107
                                                      -------------      ------------       -----------      -------------

                                                            872,500           258,445         1,677,500          1,699,488
                                                      -------------      ------------       -----------      -------------
Operating expenses:
General and administrative                                  162,350          1,650,362          339,017          3,623,926
Engineering and cost of sales                               185,543           909,910           387,448          3,153,057
Research and development                                     23,194            84,356            48,433            235,639
Sales and marketing                                          92,771           449,592           193,723          1,527,547
Provision for doubtful accounts                                  --             8,723                --             40,670
Net restructuring charges                                        --           395,676                --            395,676
                                                      -------------      ------------       -----------      -------------

Total operating expenses                                    463,858         3,498,619           968,621          8,976,515
                                                      -------------      ------------       -----------      -------------

Income (loss) from operations                               408,642        (3,240,174)          708,879         (7,277,027)

Other income (expenses):
Foreign exchange gain (loss)                                                      290                              (17,401)
Interest income                                               4,828             2,034             7,627              9,312
Interest expense                                            (26,053)          (55,570)          (51,820)           (72,098)
                                                      -------------      ------------       -----------      -------------

Income (loss) before provision for income taxes             387,417        (3,293,420)          664,686         (7,357,214)

Provision for income tax                                         --                --                --                 --
                                                      -------------      ------------       -----------      -------------

Net income (loss)                                     $     387,417      $ (3,293,420)      $   664,686      $  (7,357,214)
                                                      =============      ============       ===========      =============

Net income (loss) per share
       Basic                                          $        0.04      $      (0.32)      $      0.06      $       (0.71)
                                                      =============      ============       ===========      =============
       Diluted                                        $        0.03      $      (0.32)      $      0.05      $       (0.71)
                                                      =============      ============       ===========      =============

Weighted average shares outstanding:
       Basic                                             10,950,451        10,332,865        10,940,705         10,327,226
                                                      =============      ============       ===========      =============
       Diluted                                           12,891,646        10,332,865        12,871,140         10,327,226
                                                      =============      ============       ===========      =============


See accompanying notes to unaudited condensed consolidated financial statements.

                              ARTIFICIAL LIFE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Six-month period
                                                                                 Ended June 30,
                                                                            2002                 2001
                                                                            ----                 ----
Cash flows from operating activities:
Net income (loss)                                                    $     664,686        $   (7,357,214)
Adjustments to reconcile net income (loss) to net cash
    used by operating activities:
Depreciation and amortization                                              211,656               888,698
Net restructuring charges                                                                        395,676
Interest income accrued on notes receivable from stockholders              (3,264)                (9,312)
Interest expense accrued on advances from officer/stockholder               51,820
Stock options issued for services rendered                                                       392,106
Decrease in accounts receivable, affiliates                                                      159,050
(Increase) decrease in accounts receivable, trade                      (1,374,363)               977,434
Increase in due to/from officer/stockholders                                                     160,552
Decrease in prepaid expenses and other assets                              63,604                 13,673
(Decrease) Increase in accounts payable and accrued expenses             (231,480)             1,671,499
                                                                     ------------         --------------

                 Net cash used by operating activities                   (154,381)            (2,707,838)
                 -------------------------------------               ------------         --------------

Cash flows from investing activities:
Purchases of property and equipment                                                              (58,193)
Proceeds from sales of property and equipment                                                     76,500
Expenditures for capitalized software development costs                                          (93,177)
                                                                     -------------        --------------

                 Net cash used by investing activities                          --               (74,870)
                 -------------------------------------               -------------        --------------

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants                                              250,000
Advances from officer/stockholder                                          139,615             1,085,000
Payments on advance from officer/stockholder                             (121,318)
Proceeds from notes receivable stockholders                                126,000               100,000
Proceeds from bank credit lines                                                                1,006,671
                                                                     -------------        --------------

                 Net cash provided by financing activities                 144,297             2,441,671
                 -----------------------------------------           -------------        --------------

Effect of exchange rate changes on cash                                          -              (358,666)
                                                                     -------------        --------------

                 Net decrease in cash and cash equivalents                (10,084)              (699,703)

Cash and cash equivalents at beginning of period                            10,112               729,696
                                                                     -------------        --------------

Cash and cash equivalents at end of period                           $          28        $       29,993
                                                                     =============        ==============

Supplemental disclosure of cash flow information:
Interest paid                                                        $          --        $       16,528
                                                                     =============        ==============
Exercise of stock options in return for a reduction
   of accrued expenses                                               $     245,000        $      140,000
                                                                     =============        ==============

See accompanying notes to unaudited condensed consolidated financial statements.

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Artificial Life, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statement presentation. The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries: Artificial Life Ventures, Inc. ("Artificial Life Ventures"), Artificial Life USA, Inc. ("Artificial Life USA"), Artificial Life Mobile Computing, Inc. ("Artificial Life Mobile Computing") and Artificial Life Asia Limited ("Artificial Life Asia"). All significant intercompany balances and transactions have been eliminated in consolidation.

The financial information included in this report has been prepared in conformity with the accounting policies reflected in the financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.   NET INCOME (LOSS) FROM OPERATING ACTIVITIES

During the year ended December 31, 2001, the Company incurred a net loss of $6,843,762. As of June 30, 2002, the Company had a working capital deficiency of $1,858,529 and a stockholders' deficit of $987,549. During the six months ended June 30, 2002, the Company earned net income of $664,686, and used $154,381 of cash in operating activities. Without continuing to improve profitability, generating cash from operations, and/or obtaining additional financing or capital, the Company may not have sufficient resources to fund its operations. Management is pursuing financing opportunities to meet anticipated liquidity needs; however, there is no assurance that these activities will be successful.

These factors raise a substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.   ACCOUNTS RECEIVABLE

Accounts receivable of $150,000 at June 30, 2002 will be offset in the quarter ending September 30, 2002 in return for market research services to be provided to the Company by a customer. Additionally, the Company entered into a contract with another customer on July 1, 2002, whereby the customer, which owed the Company $750,000 at June 30, 2002, will provide customer support and call center servicing to the Company's European clients. Under the agreement, the customer is to charge the Company $21,000 per month for such services, which may be applied to the account receivable balance. Accordingly, $498,000 of accounts receivable are shown as non current on the June 30, 2002 balance sheet.

4.   REVENUE

Revenue for the three months ended June 30, 2002, includes $150,000 resulting from a settlement of negotiations over an unauthorized extended use of license rights by a client who purchased software from the Company in 2000.

5.   GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses in the amount of $150,000 for the three months ended June 30, 2002 have been reduced by $42,000. In connection with the closing of its Boston office in 2001, the Company had accrued $150,000 of estimated wages and vacation pay which it cautiously assumed might have been required to be paid to former employees. In 2002, a Massachusetts Administrative Law Magistrate reduced the amount of such claims to $108,000.

6.   STOCKHOLDERS' EQUITY

On April 1, 2002, the Company granted Bill Lucky options to purchase 300,000 shares of the Company's common stock at $1.06 per share in accordance with the Company's incentive stock option plan. At the time, Mr. Lucky held the position of President of the Company. The options vested immediately and are exercisable through March 2012, contingent upon Mr. Lucky's continuous employment by the Company. In June 2002, Mr. Lucky resigned as President of the Company and is no longer employed by the Company in any capacity. The exercise rights of the options granted to Mr. Lucky expire 90 days from the date of his termination of employment with the Company.

On June 27, 2002, the Company granted an officer of the Company options to purchase 100,000 shares of the Company's common stock at $0.75 per share in accordance with the stock option plan. The options vested immediately and are exercisable through June 2005.

During the three month period ended June 30, 2002, the Company granted a director of the Company options to purchase 66,223 shares of the Company's common stock at exercise prices ranging from $0.71 to $0.74 per share. The options vested immediately and are exercisable through 2007.

7.   NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding for the three and six month periods ended June 30, 2001 and 2002. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. Basic and diluted net loss per share and the number of weighted shares outstanding are the same for the three and six month periods ended June 30, 2001, since the effect of inclusion of all outstanding options and warrants would be anti-dilutive.

8.   INCOME TAXES

There is no provision for income taxes for the three and six months ended June 30, 2001 and June 30, 2002, as the Company incurred a loss during the three and six month periods ended June 30, 2001, and income for the three and six month periods ended June 30, 2002 was offset by net operating loss carryforwards. At December 31, 2001, the Company had approximately $22,000,000 of federal and state net operating loss carryforwards expiring in 2021 and 2006, respectively. The net operating loss carryforwards may be subject to annual limitations based on ownership changes in the Company's common stock as provided by in Section 382 of the Internal Revenue Code.

9.   ADVANCES FROM SHAREHOLDER

At June 30,2002, the Company owed its chief executive officer $1,179,448, which increased by $72,303 for the three months ended June 30, 2002 (including accrued interest of $26,053). The advances bear interest at a rate of 10% per year, are unsecured and are due on demand.

10.   SEGMENT INFORMATION

The Company markets and supports "intelligent software robots," software programs, and related intellectual property, that the Company has designed to automate and simplify time-consuming and complex business-related Internet functions. The Company operates in one business segment: intelligent agents/smart bots.

11.   SIGNIFICANT CONCENTRATION OF CREDIT RISK

The Company grants credit, generally without collateral, to its customers. Four customers accounted for substantially all revenue earned during the six months ended June 30, 2002, with one customer accounting for approximately 45% of revenues. Four customers accounted for all the accounts receivable balance at June 30, 2002, each for greater then 10% of the outstanding balance. During the six-month period ended June 30, 2001, no one customer accounted for greater than 10% of net revenues.

12.  CONTINGENCY

In June 2001, Artificial Life Schweiz AG and Artificial Life Deutschland AG, two former subsidiaries of the Company, entered into bankruptcy and dissolution proceedings. The proceedings for Artificial Life Schweiz AG have been completed without any additional liabilities incurred by the Company. The Company believes that it will incur no further liabilities in connection with its German subsidiary bankruptcy filings. However, the ultimate outcome of these filings cannot be determined at this time. No provision has been made for any additional liabilities which may be incurred.

On September 5, 2001, Copley Place Associates filed suit against the Company alleging that the Company breached its commercial lease by vacating its former Boston, Massachusetts corporate headquarters prior to the expiration of the lease term. Copley Place Associates has alleged damages of approximately $585,000 and the court granted their motion for summary judgment on March 4, 2002. Damages assessed by the court in July 2002 have confirmed the summary judgment. The Company has offered Copley Place Associates a complete settlement of the matter for $50,000. No final settlement has been achieved. The Company has accrued $100,000 in connection with this matter.

In connection with claims for certain unpaid wages and vacation pay made by former employees of its former U.S. operations, the Company originally accrued $150,000 representing the maximum amount of damages claimed by former employees. Although certain of these former employees of the Company's U.S. operations have filed claims for unpaid wages and vacation pay with the Office of the Attorney General of the Commonwealth of Massachusetts, to the Company's knowledge, as of August 1, 2002, no suits had been filed. As discussed in Item 1-Legal Proceedings, a hearing on these claims was held on July 23, 2002 before an Administrative Law Magistrate. The potential liability for these asserted claims has been reduced by the Administrative Law Magistrate to approximately $108,000 and the accrued liability in the Company's books has been reduced accordingly. After conducting the hearing, the Administrative Law Magistrate confirmed the claims. The Company is currently negotiating individual settlement agreements with its former employees.

In May 2002, a New York state court issued a summary judgement against the Company and assessed damages in the amount of $58,187 for services rendered to the Company by a vendor. The Company had previously accrued the full amount of this claim.

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

INTRODUCTION

OVERVIEW

In May 2002, the Company moved its executive offices to Asia (Hong Kong). The purpose of this move is the Company's plan to focus on the Asian markets. The Company expects to focus its business in Asia especially in Hong Kong, Greater China, Singapore, Japan and Korea, seeking to leverage the unique features of its core Smart Engine (TM) language processing technology that allows applications in all major Asian languages. The business focus is expected to be on financial service applications, bio computing and mobile computing as the Asian markets for these applications are expected to grow.

To reduce operating overhead and further increase efficiency, the Company's U.S. based operations are being transferred to Hong Kong. The Company will no longer maintain a direct sales office in the U.S. and will support its clients directly from its Hong Kong headquarters or through its global partner and reseller network.

The Company plans an expansion to Singapore and to establish a new subsidiary in the third quarter of 2002 that will focus on bio computing applications in Singapore. However, the nature and extent of this planned expansion is contingent on the availability of new funds to finance the expansion. There can be no assurance that the Company will be able to raise sufficient funds on acceptable terms to finance this planned expansion.

We incurred aggregate losses of $7,357,214 through the end of the second quarter of 2001. As a result of our restructuring efforts beginning in the second quarter of 2001 and our efforts to maintain cost controls, we achieved profitability in the third and fourth quarters of 2001 and in the first and second quarter of 2002. In the quarter ended June 30, 2002, we generated $872,500 in revenues and had net income of $387,417. However, there can be no assurances that we will be able to continue to report profits in the future quarters.

Our accumulated losses have severely impacted our liquidity and cash position which, in turn, have significantly impeded our ability to fund our operations. Consequently, in connection with our Annual Report on Form 10-K for the fiscal years ended December 31, 2000 and 2001, the opinion of our independent certified public accountants stated that there was substantial doubt about our ability to continue as a going concern. As of June 30, 2002, we had total assets of $2,172,371 and total liabilities of $3,159,920. As of June 30, 2002, current assets were $1,301,391, which consisted of cash and accounts receivable, and current liabilities were $3,159,920.

During the first half of 2001, we restructured our operations, implemented a significant cost reduction program, including a reduction of office facilities, relocation of our headquarters and termination of a significant number of employees. We began efforts to sell intellectual property for direct use into third-party systems. We also reevaluated our business and product lines with increased emphasis on marketing and sales of our products and now conduct product development efforts primarily for individual clients that contract for such development. Consequently, we continue to anticipate devoting fewer resources to engineering and research and development activities in the future. As a result, we significantly reduced our engineering and research and development costs in 2001. We continued to reduce our expenses for engineering and research and development during the first two quarters of 2002. In the fourth quarter of 2001, our chief executive officer elected to forgo his salary earned in 2001 of $319,440. Payment of such salary had been deferred during the year. During the second quarter of 2002, we relocated our headquarters to Hong Kong and closed our New York office.

We have continued to reduce our marketing expenses and our website development and operating infrastructure development budgets. Furthermore, we are continuing to review plans to consolidate the operations of Artificial Life Mobile Computing and Artificial Life Ventures and to relocate both entities to Hong Kong. We are currently seeking a long-term lease for our new headquarters in Hong Kong. Until we have secured a long-term lease, we will continue to occupy a temporary office in Hong Kong. Lease obligations for this office are currently less than $7,000 per month. Effective April 1, 2002, all officers of the Company have voluntarily agreed to a salary reduction of 50% to further reduce operating expenses. This resulted in a reduction of salary expense of $85,000 in the quarter ended June 30, 2002.

In the third quarter of 2001, we started a second business division focusing on life science applications. We believe that the algorithms and methods that we have developed over the last several years will allow new and innovative applications in the health care and life science industries. We do not intend to develop products in this division, but rather intend to work on a consulting and project basis with clients and further intend to license our existing intellectual property for the life science area. However, we cannot guarantee that we will be successful in this new application of our product line or that this new business division will generate significant revenues in the future. We intend to develop partnerships with Asian and global companies in the life science and bio-computing arena from our Hong Kong location with Japan, Korea, Singapore and Greater China as the main target markets.

In light of our restructuring, results of operations to date are not indicative of our future results of operation. Moreover, we expect to experience significant fluctuations in our future operating results due to a variety of factors. Factors that may affect our operating results include the recovery of the global internet markets, the general market acceptance of our products, our ability to sell and license our intellectual property, the amount of software consulting we undertake in the future, success in creating and entering into strategic alliances, our mix of product and service sales, our response to competitive pressure, our ability to attract and retain qualified personnel, our ability to execute business in the Asian markets and the relocation of our headquarters to Hong Kong. Gross profit margins will vary from product to product and between products and services. Our sales mix may vary from period to period and our gross margins will fluctuate accordingly.

In addition to our restructuring efforts, we are also seeking additional financing to increase liquidity and capital resources. If we are unable to obtain additional financing, this will have a material adverse effect on our business.


RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

REVENUES: Revenues for the quarter ended June 30, 2002 were $872,500 compared to $258,445 for the quarter ended June 30, 2001. This increase in revenues of $614,055 was primarily due to considerably stronger license sales in the second quarter of 2002, and a stronger focus on the Asian markets. Revenues for the quarter ended June 30, 2002 includes $150,000 resulting from a settlement of negotiations over an extended use of license rights by a client who purchased software from the Company in 2000.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consist of salary and payroll tax expenses of administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the quarter ended June 30, 2002 were $162,350 compared to $1,650,362 for the quarter ended June 30, 2001. This decrease of $1,488,012 was primarily due to a major reduction of staff and administrative overhead during 2001.

ENGINEERING AND COST OF SALES: These costs generally consist of salary and payroll tax expenses, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Engineering expenses for the quarter ended June 30, 2002 were $185,543 compared to $909,910 for the quarter ended June 30, 2001. This decrease of $724,367 was primarily due to a reduction of personnel, and a reduction in the design and manufacture of products.

RESEARCH & DEVELOPMENT: Research and development expenses are similar in nature to engineering expenses, but they relate to products in their initial stage and are anticipated to generate revenue at a later date. Research and development expenses for the quarter ended June 30, 2002 were $23,194 compared to $84,356 for the quarter ended June 30, 2001. This decrease of $61,162 was primarily due to our increased emphasis on the support and sales of our existing products and decreased development of new products.

SALES AND MARKETING: Sales and marketing expenses consist of salary and payroll tax expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expense and public relations activities. Sales and marketing expenses for the quarter ended June 30, 2002 were $92,771 compared to $449,592 for the quarter ended June 30, 2001. This decrease of $356,821 was primarily due to a reduction in sales related salaries, staffing and marketing expenses.

NET INCOME (LOSS): As a result of the foregoing, net income for the quarter ended June 30, 2002 was $387,417, or $0.04 per share, compared to a loss of $3,293,420, or $(0.32) per share, for the quarter ended June 30, 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

REVENUES: Revenues for the six months ended June 30, 2002 were $1,677,500 compared to $1,699,488 for the six months ended June 30, 2001. This decrease of $21,988 was primarily due to reduced sales staff in 2002 and to the relatively strong sales in the first quarter of 2001 compared to the first quarter of 2002, which was effected by the global economic downturn. However, license sales in the second quarter of 2002 improved, and were stronger then license sales in the second quarter of 2001. Revenues for the quarter ended June 30, 2002 includes $150,000 resulting from a settlement of negotiations over an extended use of license rights by a client who purchased software from the Company in 2000.

GENERAL AND ADMINISTRATIVE: General and administrative expenses for the six months ended June 30, 2002 were $339,017 compared to $3,623,926 for the six months ended June 30, 2001. This decrease of $3,284,909 was primarily due to a major reduction of staff and administrative overhead during 2001.

ENGINEERING AND COST OF SALES: Engineering expenses for the six months ended June 30, 2002 were $387,448 compared to $3,153,057 for the six months ended June 30, 2001. This decrease of $2,765,609 was primarily due to a reduction of personnel and a reduction in the design and manufacture of products.

RESEARCH & DEVELOPMENT: Research and development expenses for the six months ended June 30, 2002 were $48,433 compared to $235,639 for the six months ended June 30, 2001. This decrease of $187,206 was primarily due to our increased emphasis on the support and sales of our existing products and decreased development of new products.

SALES AND MARKETING: Sales and marketing expenses for the six months ended June 30, 2002 were $193,723 compared to $1,527,547 for the six months ended June 30, 2001. This decrease of $1,333,824 was primarily due to a reduction in sales related salaries, staffing, and marketing expenses.

NET INCOME (LOSS): As a result of the foregoing, net income for the six months ended June 30, 2002 was $664,686, or $0.06 per share, compared to a loss of $7,357,214, or $(0.71) per share, for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2002, we had a working capital deficit of $1,858,529 and a stockholders' deficit of $987,549.

In order to fund our cash needs, from time to time we have borrowed funds from our chief executive officer, Eberhard Schoeneburg. As of June 30, 2002, we owed Mr. Schoeneburg an aggregate of $1,179,448. The advanced funds bear interest at a rate of 10% per year, are unsecured and are due on demand. In addition, as a result of our current liquidity shortfall and current economic conditions, as of June 30, 2002 Mr. Schoeneburg has deferred approximately $133,000 in wages payable to him and has also voluntarily agreed to reduce his monthly salary by 50% effective April 1, 2002.

As a result of the bankruptcy filings for our subsidiaries in Germany and Switzerland, our bank credit line liabilities in the amount of $1,006,671, as of June 30, 2001, were dissolved.

During the six months ended June 30, 2002, we used $154,381 in operating activities, primarily as a result of an increase of $1,374,363 in accounts receivable, offset in part by our net income of $664,686 and depreciation and amortization of $211,656. During the six months ended June 30, 2002, we had $144,297 provided by financing activities, primarily as a result of $126,000 of borrowings from stockholders.

Without operating on a profitable basis, generating cash from operations and/or obtaining additional financing or capital, we will not have sufficient resources to fund our operations. We are continuing to pursue financing opportunities to meet our anticipated liquidity needs. We cannot be sure that we will be able to obtain the necessary financing on acceptable terms, or at all, or that any financing will be adequate to meet our working capital needs.

These factors create a substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SUBSEQUENT EVENTS

On July 15, 2002, the Company received proceeds from a private placement of 336,666 shares of common stock at a price of $0.30 per share, resulting in aggregate gross proceeds of $101,000. In connection with this transaction, the Company also granted options to purchase 117,810 shares of common stock with an exercise price of $0.30 per share. These options are exercisable for a period of 36 months.

In July 2002, the Company issued 25,000 shares of common stock to settle, in full, an account payable in the amount of $20,000 to a financial services consulting company for fund raising support services rendered to the Company in 2000 and 2001.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On September 5, 2001, Copley Place Associates filed suit against the Company alleging that the Company breached its commercial lease by vacating its former Boston, Massachusetts corporate headquarters prior to the expiration of the lease term. Copley Place Associates has alleged damages of approximately $585,000 and the court granted their motion for summary judgment on March 4, 2002. Damages assessed by the court in July 2002 have confirmed the summary judgment. The Company has offered Copley Place Associates a complete settlement of the matter for $50,000. No final settlement has been achieved. The Company has accrued $100,000 in connection with this matter.

In connection with claims for certain unpaid wages and vacation pay made by former employees of its former U.S. operations, the Company originally accrued $150,000 representing the maximum amount of damages claimed by former employees. Although certain of these former employees of the Company's U.S. operations have filed claims for unpaid wages and vacation pay with the Office of the Attorney General of the Commonwealth of Massachusetts, to the Company's knowledge, as of August 1, 2002, no suits had been filed. On July 23, 2002, a hearing on these claims was held before an Administrative Law Magistrate. The potential liability for these asserted claims has been reduced by the Administrative Law Magistrate to approximately $108,000 and the accrual in our books has been reduced accordingly. After conducting the hearing, the Administrative Law Magistrate confirmed the claims. The Company is negotiating individual settlement agreements with its former employees.

In May 2002, a New York state court issued a summary judgement against the Company and assessed damages in the amount of $58,187 for services rendered to the Company by a vendor. The Company had previously accrued the full amount of this claim.

ITEM 2 - CHANGES IN SECURITIES

On April 1, 2002, the Company granted Bill Lucky warrants to purchase 700,000 shares of the Company's common stock at $1.06 per share. These warrants were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended. At the time, Mr. Lucky was employed as President of the Company. The warrants vest over a one-year period and are exercisable through April 2012, contingent upon Mr. Lucky's continuous employment by the Company. In June 2002, Mr. Lucky resigned as President of the Company and is no longer employed by the Company in any capacity. The exercise rights to any unvested warrants granted to Mr. Lucky expired upon termination of his employment with the Company.

On June 30, 2002, the Company's Chief Financial Officer, Chin Lim, exercised warrants to purchase 200,000 shares of common stock at an exercise price of $0.35 per share. Accrued salary of $70,000 was applied to pay for the shares. These warrants were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

On June 8, 2001, our subsidiary Artificial Life Deutschland AG filed for bankruptcy protection in the Insolvenzgericht Frankfurt, Germany. As of the date of the bankruptcy filing, Artificial Life Deutschland AG owed $543,010 including funds owed to Dresdner Bank pursuant to a bank overdraft line and funds owed to other creditors. These proceedings are currently still pending.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

On June 30, 2002, the Company's Chief Financial Officer, Chin Lim, exercised options to purchase 300,000 shares of common stock at an exercise price of $0.35 per share. Accrued salary of $105,000 was applied to pay for these shares.

On June 30, 2002, the Company's Chief Operating Officer, Franck Namyslik, exercised options to purchase 200,000 shares of common stock at an exercise price of $0.35 per share. Accrued expenses of $70,000 owed to Mr. Namyslik were applied to pay for these shares.

On August 10, 2002, Mr. Philip Leung assumed the position of our new managing director for Asia Pacific.

Effective September 1, 2002, our current Chief Financial Officer, Chin Lim, will assume new responsibilities as global business development manager for resellers and partners and resign from her position as Chief Financial Officer. The Company intends to appoint a new Chief Financial Officer to replace Ms. Lim.

On August, 5, 2002, the Board of Directors dismissed Robert Duggan as company secretary and appointed our Chief Executive Officer Eberhard Schoeneburg as the new corporate secretary.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits:

           None.

           (b) Reports on Form 8-K:

           There were no reports on Form 8-K filed in the three months ended June 30, 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ARTIFICIAL LIFE, INC.



Date: August 14, 2002          By: /s/ Eberhard Schoeneburg
                                   ------------------------------
                               Name: Eberhard Schoeneburg
                               Title:  Chief Executive Officer




Date: August 14, 2002          By: /s/ Phaik Chin Lim
                                   ------------------------------
                              Name: Phaik Chin Lim
                              Title:  Chief Financial Officer
                              (principal financial officer and principal
                              accounting officer)