Form 10QSB
period 2002-09-30
ARTIFICIAL LIFE INC
filed 2002-11-14
CIK 1070361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        (Mark One)

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _________ to _________

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares of each of the Issuer's classes of common equity, as of the latest practicable date: As of November 1, 2002, there were 12,088,388 shares of Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes |_|  No |X|

                              ARTIFICIAL LIFE, INC.

              INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE
                        QUARTER ENDED SEPTEMBER 30, 2002

                                                                                                     PAGE
                                                                                                     ----
                          PART I-FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheet at September 30, 2002....................................3
         Condensed Consolidated Statements of Operations for the
                Three and Nine Months Ended September 30, 2002 and September 30, 2001..................4
         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
                September 30, 2002 and September 30, 2001..............................................5
         Notes to Condensed Consolidated Financial Statements..........................................6

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.........7

Item 3 - Controls and Procedures......................................................................10

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings............................................................................11

Item 2 - Changes in Securities........................................................................11

Item 3 - Defaults Upon Senior Securities..............................................................11

Item 4 - Submission of Matters to a Vote of Security Holders..........................................11

Item 5 - Other Information............................................................................11

Item 6 - Exhibits and Reports on Form 8-K.............................................................11

Signatures............................................................................................12

Certification.........................................................................................13

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              ARTIFICIAL LIFE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)

                        ASSETS

Current assets:
Cash                                                               $         68
Accounts receivable, net of allowance for doubtful accounts
   of $2,795,053                                                        795,000
                                                                   ------------

     Total current assets                                               795,068
                                                                   ------------

Furniture and fixtures, net of accumulated depreciation
   and amortization of $782,325                                         149,413
Investments in unconsolidated subsidiaries                              125,000
Deposits and other assets                                                 9,825
                                                                   ------------
                                                                      1,079,238
                                                                   ------------
TOTAL ASSETS                                                       $  1,079,306
                                                                   ============

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable                                                   $  1,467,090
Note payable - officer/stockholder                                    1,290,437
Deferred revenue                                                         90,000
Accrued expenses                                                        471,989
                                                                   ------------

     Total current liabilities                                        3,319,516
                                                                   ------------

Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $.01 par value; 5,000,000 shares
   authorized, no shares issued and outstanding                              --
Common stock, $.01 par value; 30,000,000 shares
   authorized 12,088,388 shares issued and outstanding                  120,884
Additional paid-in capital                                           26,729,517
Notes receivable from stockholders                                      (19,577)
Accumulated deficit                                                 (29,071,034)
                                                                   ------------

     Total stockholders' equity (deficit)                            (2,240,210)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $  1,079,306
                                                                   ============

See accompanying notes to unaudited condensed consolidated financial statements.

                              ARTIFICIAL LIFE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three-month Period Ended          Nine-month Period Ended
                                                            September 30,                    September 30,
                                                            -------------                    -------------
                                                       2002             2001             2002             2001
                                                   ------------     ------------     ------------     ------------
Revenues:
Software license agreement                         $         --     $  1,029,000     $  1,550,000     $  1,323,381
Application services and other                          100,000           56,500          227,500        1,461,607
                                                   ------------     ------------     ------------     ------------

                                                        100,000        1,085,500        1,777,500        2,784,988
                                                   ------------     ------------     ------------     ------------
Operating expenses:
General and administrative                              187,666          581,478          526,683        4,205,404
Engineering and cost of sales                            77,750          143,556          465,198        3,296,613
Research and development                                311,000            3,734          359,433          239,373
Sales and marketing                                      25,917           64,740          219,640        1,592,287
Provision for doubtful accounts                         870,363               --          870,363           40,670
Net restructuring charges                                    --               --               --          395,676
                                                   ------------     ------------     ------------     ------------

Total operating expenses                              1,472,696          793,508        2,441,317        9,770,023
                                                   ------------     ------------     ------------     ------------

Income (loss) from operations                        (1,372,696)         291,992         (663,817)      (6,985,035)

Other income (expenses):
Foreign exchange gain (loss)                                                                               (17,401)
Interest income                                             566            4,035            8,193           13,347
Interest expense                                        (26,053)         (26,340)         (77,873)         (98,348)
                                                   ------------     ------------     ------------     ------------

Income (loss) before provision for income taxes      (1,398,183)         269,687         (733,497)      (7,087,527)

Provision for income tax                                     --               --               --               --
                                                   ------------     ------------     ------------     ------------

Net income (loss)                                  $ (1,398,183)    $    269,687     $   (733,497)    $ (7,087,527)
                                                   ============     ============     ============     ============

Net income (loss) per share:
       Basic                                       $      (0.12)    $       0.03     $      (0.07)    $      (0.68)
                                                   ============     ============     ============     ============
       Diluted                                     $      (0.12)    $       0.02     $      (0.07)    $      (0.68)
                                                   ============     ============     ============     ============

Weighted average shares outstanding:
       Basic                                         11,957,356       10,728,469       11,283,730       10,462,444
                                                   ============     ============     ============     ============
       Diluted                                       11,957,356       11,924,302       11,283,730       10,462,444
                                                   ============     ============     ============     ============

See accompanying notes to unaudited condensed consolidated financial statements.

                              ARTIFICIAL LIFE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Nine-month period
                                                                      Ended September 30,
                                                                     2002            2001
                                                                 -----------     -----------
Cash flows from operating activities:
Net loss                                                         $  (733,497)    $(7,087,527)
Adjustments to reconcile net loss to net cash used by
    operating activities:
Depreciation and amortization                                        300,398       1,037,421
Provision for doubtful accounts                                      870,363
Net restructuring charges                                                            395,676
Interest income accrued on notes receivable from stockholders         (3,742)        (13,348)
Interest expense accrued on advances from officer/stockholder         77,873
Stock options issued for services rendered                                           435,606
Decrease in accounts receivable, affiliates                                          159,050
(Increase) decrease in accounts receivable, trade                 (1,240,362)      1,025,734
Increase in due to/from officer/stockholders                                          11,788
Decrease (increase) in prepaid expenses and other assets              63,604         (64,387)
Increase in accounts payable and accrued expenses                    300,086       1,480,224
                                                                 -----------     -----------

                 Net cash used by operating activities              (365,277)     (2,619,763)
                                                                 -----------     -----------

Cash flows from investing activities:
Purchases of property and equipment                                                  (58,193)
Proceeds from sales of property and equipment                                         76,500
Expenditures for capitalized software development costs                              (93,177)
                                                                 -----------     -----------

                 Net cash used by investing activities                    --         (74,870)
                                                                 -----------     -----------

Cash flows from financing activities:
Proceeds from issuance of common stock and warrants                  126,000         250,000
Advances from officer/stockholder                                    140,551       1,085,000
Payments on advance from officer/stockholder                         (37,318)        (40,000)
Proceeds from notes receivable stockholders                          126,000         100,000
Proceeds from bank credit lines                                                    1,006,671
                                                                 -----------     -----------

                 Net cash provided by financing activities           355,233       2,401,671
                                                                 -----------     -----------

Effect of exchange rate changes on cash                                   --        (358,666)
                                                                 -----------     -----------

                 Net decrease in cash and cash equivalents           (10,044)       (651,628)

Cash and cash equivalents at beginning of period                      10,112         729,696
                                                                 -----------     -----------

Cash and cash equivalents at end of period                       $        68     $    78,068
                                                                 ===========     ===========

Supplemental disclosure of cash flow information:
Interest paid                                                    $        --     $    43,797
                                                                 ===========     ===========
Exercise of stock options in return for a reduction
   of accrued expenses                                           $   245,000     $   140,000
                                                                 ===========     ===========
Issuance of common stock in return for a reduction
   of accrued expenses                                           $    20,000              --
                                                                 ===========     ===========

See accompanying notes to unaudited condensed consolidated financial statements.

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Artificial Life, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB and Regulations S-B. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statement presentation. The consolidated financial statements include the accounts of the Company, and it's wholly owned subsidiaries: Artificial Life Ventures, Inc. ("Artificial Life Ventures"), Artificial Life USA, Inc. ("Artificial Life USA"), Artificial Life Mobile Computing, Inc. ("Artificial Life Mobile Computing") and Artificial Life Asia Limited ("Artificial Life Asia"). All significant intercompany balances and transactions have been eliminated in consolidation.

The financial information included in this report has been prepared in conformity with the accounting policies reflected in the financial statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2. NET INCOME (LOSS) FROM OPERATING ACTIVITIES

The Company incurred a net loss of $6,843,762 in 2001. As of September 30, 2002, the Company had a working capital deficiency of $2,524,448 and a stockholders' deficit of $2,240,210. During the nine months ended September 30, 2002, the Company generated a net loss of $733,497 and used $365,277 of cash in operating activities. Without continuing to improve profitability, generating cash from operations and/or obtaining additional financing or capital, the Company may not have sufficient resources to fund its operations. Management is pursuing financing opportunities to meet anticipated liquidity needs; however there is no assurance that these activities will be successful.

These factors raise a substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. ACCOUNTS RECEIVABLE

Accounts receivable as of September 30, 2002, were $795,000. In the period ended September 30, 2002, the Company was unable to collect accounts receivable from two major German clients and one client entered into bankruptcy proceedings in Germany. Therefore the Company had to incur a bad debt allowance in the amounts of $870,000 in total.

During the three months ended September 30, 2002, an account receivable of $150,000 was reduced in return for market research services provided by one of the Company's customers. These services were recorded as research and development expenses during the three and nine months ended September 30, 2002. Also during the three months ended, an account receivable of $84,000 was reduced in return for support services in Europe by one of the Company's customers. These expenses were recorded as general and administrative expenses during the three and nine months ended September 30, 2002.

4. REVENUE

Revenue generated for the three months ended September 30, 2002, was $100,000. This revenue was generated from one customer.

5. NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding for the three and nine month periods ended September 30, 2001 and 2002. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. Basic and diluted net loss per share are the same three and nine months ended September 30, 2002 and the nine months ended September 31, 2001, since the effect of inclusion of all outstanding options and warrants would be anti-dilutive. Diluted earnings per share for the three months ended September 30, 2001 includes outstanding options and warrants.

6. INCOME TAXES

There is no provision for income taxes for the three and nine months ended September 30, 2001 and September 30, 2002, as the Company incurred a loss during the nine months ended September 30, 2001 and the three and nine months ended September 30, 2002, and income for the three months ended September 30, 2001 was offset by net operating loss carryforwards. At December 31, 2001, the Company had approximately $22,000,000 of federal and state net operating loss carryforwards expiring through 2021 and 2006, respectively. The net operating loss carryforwards may be subject to annual limitations based on ownership changes in the Company's common stock as provided by in Section 382 of the Internal Revenue Code.

7. ADVANCES FROM SHAREHOLDER

At September 30,2002 the Company owed its chief executive officer $1,290,437, which increased by $110,989 for the three months ended September 30, 2002 (including accrued interest of $26,053). The advances bear interest at a rate of 10% per year, are unsecured and have been due on demand. The loan from the CEO to the Company has been converted into an obligation with a 6-month cancellation notice period.

8. SEGMENT INFORMATION

The Company markets and supports "intelligent software robots," software programs, and related intellectual property, that the Company has designed to automate and simplify time-consuming and complex business-related Internet functions. The company believes that it currently operates in one business segment: intelligent agents/smart bots.

During the three month period ended September 30, 2002, the Company generated all revenue from Hong Kong. During the first six months of 2002, the Company generated all revenue from the United States.

9. SIGNIFICANT CONCENTRATION OF CREDIT RISK

The Company grants credit, generally without collateral, to its customers. One customer accounted for 100% of the revenues in the three-month period ended September 30, 2002, and five customers accounted for substantially all revenue earned by the Company during the nine months ended September 30, 2002, with one customer accounting for approximately 42% of total revenues. During the nine-months ended September 30, 2001, no one customer accounted for greater than 10% of total revenues.

10. CONTINGENCY

In June 2001, Artificial Life Schweiz AG and Artificial Life Deutschland AG, two former subsidiaries of the Company, entered into bankruptcy and dissolution proceedings. The proceedings for Artificial Life Schweiz AG have been completed without any additional liabilities incurred by the Company. The Company believes that no further liabilities will be incurred by it in connection with its German subsidiary bankruptcy. However the ultimate outcome of these filings cannot be determined at this time. No provision has been made for any additional liabilities, which may be incurred.

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

INTRODUCTION

OVERVIEW

In May 2002 the Company moved its executive offices to Asia (Hong Kong). The purpose of this move is the Company's plan to focus on the Asian markets. The Company expects to do business in Asia especially in Hong Kong, Geater China, Singapore, Japan, and Korea, seeking to leverage the unique features of its core Smart Engine (TM) language processing technology that allows applications in all major Asian languages. The business focus is expected to be on financial service applications, bio computing and mobile computing as the Asian markets for these applications are expected to grow.

To reduce operating overhead and further increase efficency, the Company's US based operations are being transferred to Hong Kong. The Company will no longer maintain a direct sales office in the USA and will support its clients directly from its Hong Kong headquarters or through its global partner and reseller network.

The Company plans an expansion to Singapore and to establish a new subsidiary in 2003 that will focus on bio computing applications in Singapore. However, the nature and extent of this planned expansion is contingent on the availability of new funds to finance the expansion. There can be no assurance that the Company will be able to raise sufficient funds on acceptable terms to finance this planned expansion.

We incurred aggregate losses of $ 7,357,214 through the end of the second quarter of 2001. As a result of our restructuring efforts beginning in the second quarter of 2001 and our efforts to maintain cost controls, we achieved profitability in the third and fourth quarters of 2001 and in the first and second quarter of 2002. In the quarter ended September 30, 2002, we generated revenues of $100,000 and a loss of $1,398,183 of which $870,000 reflects a bad debt allowance.

Our accumulated losses have severely impacted our liquidity and cash position which, in turn, have significantly impeded our ability to fund our operations. Consequently, in connection with our Annual Report on Form 10-K for the fiscal years ended December 31, 2000 and 2001, the opinion of our independent certified public accountants stated that there was substantial doubt about our ability to continue as a going concern. As of September 30, 2002, we had total assets of $1,079,306 and total liabilities of $3,319,516. As of September 30, 2002, current assets were $795,068, which consists of cash and accounts receivable, and current liabilities were $3,319,516.

During the first half of 2001, we restructured our operations, implemented a significant cost reduction program, including a reduction of office facilities, relocation of our headquarters and termination of a significant number of employees. We also began efforts to sell intellectual property for direct use into third-party systems. We also reevaluated our business and product lines with increased emphasis on marketing and sales of our products and now conduct product development efforts primarily for individual clients that contract for such development.

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

In the third quarter of 2002 the Company resumed some of its R&D efforts to enhance its existing product line and to develop new mobile applications and modules. The Company intends to develop new products for Asian language based e-learning and mobile games. As the Company has only limited human resources at the current time the Company expects that the resumed R&D efforts will have a negative impact on current and expected sales as human resources from sales and business development have been re-assigned to work on product enhancement and product design and development. The Company also expects a certain unspecifyable time delay between the production of the new products and services and the generation of revenues based on these new products. There can also be no guarantee that the new products and services will contribute substantially to future revenues of the Company.

In light of our restructuring and the resumption of R&D efforts, results of operations to date are not indicative of our future results of operation. Moreover, we expect to experience significant fluctuations in our future operating results due to a variety of factors. Factors that may affect our operating results include the recovery of the global internet markets, the general market acceptance of our products, our ability to sell and license our intellectual property, the amount of software consulting we undertake in the future, success in creating and entering into strategic alliances, our mix of product and service sales, our response to competitive pressure, our ability to attract and retain qualified personnel, our ability to execute business in the Asian markets and the relocation of our headquarters to Hong Kong. Gross profit margins will vary from product to product and between products and services. Our sales mix may vary from period to period and our gross margins will fluctuate accordingly.

In addition to our restructuring efforts, we are also seeking additional financing to increase liquidity and capital resources. If we are unable to obtain additional financing, this will have a material adverse effect on our business.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES: Revenues for the quarter ended September 30, 2002 were $100,000 as compared to $1,085,500 for the quarter ended September 30, 2001. The decrease of revenues of $985,500 was primarily due to the general downturn of the global Internet markets and decreased license sales in the financial services markets.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consist of salary and payroll tax expenses of administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the quarter ended September 30, 2002 were $187,666 as compared to $581,478 for the quarter ended September 30, 2001. The decrease of $393,812 was due primarily to a major reduction of staff and administrative overhead during 2001 and 2002. General and administrative expenses for the three months ended September 30, 2002, included $84,000 of support services provided by one of the Company's customers in return for a reduction in accounts receivable.

ENGINEERING AND COST OF SALES: These costs generally consist of salary and payroll tax expenses, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Engineering expenses for the quarter ended September 30, 2002 were $77,750 as compared to $143,556 for the quarter ended September 30, 2001. The decrease of $65,806 was primarily due to a reduced general cost basis for personnel, reduction of personnel and reduced infrastructure cost.

RESEARCH & DEVELOPMENT: Research and development expenses are similar in nature to engineering expenses, but they relate to products in their initial stage and are anticipated to generate revenue at a later date. Research and development expenses for the quarter ended September 30, 2002 were $311,000 as compared to $3,734 for the quarter ended September 30, 2001. The increase of $307,266 is primarily due to the resumption of R&D efforts and new product enhancements. R&D expenses for the three months ended September 30, 2002, included $150,000 of support services provided by one of the Company's customers in return for a reduction in accounts receivable.

SALES AND MARKETING: Sales and marketing expenses consist of salary and payroll tax expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expense and public relations activities. Sales and marketing expenses for the quarter ended September 30, 2002 were $25,917 compared to $64,740 for the quarter ended September 30, 2001. The decrease of $38,823 was primarily due to reduction of staff and a reduction in sales and marketing expenses.

NET INCOME: As a result of the foregoing, the net loss for the quarter ended September 30, 2002 was $1,398,183 as compared to a profit of $269,687 for the quarter ended September 30, 2001. The generation of losses is mainly due to a allowance for bad debt of $870,000, a major increase in R&D expenses and reduced license revenues. The basic net income (loss) per share for the third quarter of 2002 was ($0.12) as compared to $0.03 for the quarter ended September 30, 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES: Revenues for the nine months period ended September 30, 2002 were $1,777,500 as compared to $2,784,988 for the nine months period ended September 30, 2001. The decrease was primarily due to reduced sales force staffing in 2002 and relatively strong sales in the first and third quarter of 2001 compared to the first and third quarter of 2002. License sales in the third quarter of 2001 were considerably stronger then in the third quarter of 2002.

GENERAL AND ADMINISTRATIVE: General and administrative expenses for the nine months period ended September 30, 2002 were $526,683 as compared to $4,205,404 for the nine months period ended September 30, 2001. This decrease was due primarily to a major reduction of staff and administrative overhead during 2001 and 2002. General and administrative expenses for the nine months ended September 30, 2002, included $84,000 of support services provided by one of the Company's customers in return for a reduction in accounts receivable.

ENGINEERING AND COST OF SALES: Engineering expenses for the nine months period ended September 30, 2002 were $465,198 as compared to $3,296,613 for the nine months period ended September 30, 2001. This decrease was primarily due to a strongly reduced general cost basis for personnel, reduction of personnel and reduced infrastructure cost.

RESEARCH & DEVELOPMENT: Research and development expenses for the nine months period ended September 30, 2002 were $359,433 as compared to $239,373 for the nine months period ended September 30, 2001. This increase is primarily due to the resumption of R&D and product enhancement efforts. R&D expenses for the nine months ended September 30, 2002, included $150,000 of support services provided by one of the Company's customers in return for a reduction in accounts receivable.

SALES AND MARKETING: Sales and marketing expenses for the nine months period ended September 30, 2002 were $219,640 compared to $1,592,287 for the nine months period ended September 30, 2001. This decrease is primarily due to reduced sales related salaries and reduction of staff and a reduction in marketing expenses.

NET INCOME: The net loss for the nine months period ended September 30, 2002 was $733,497 as compared to a loss of $7,087,527 for the nine months period ended September 30, 2001. The major decrease in losses and the generation of profits is mainly due to strongly reduced costs and salaries, reduced infrastructure expenses in combination with the generation of product sales. The net loss per share was $0.07 as compared to $0.68 for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, we had a working capital deficit of $2,524,448 and a stockholders' deficit of $2,240,210.

In order to fund our cash needs we have borrowed funds from time to time from our chief executive officer, Eberhard Schoeneburg. As of September 30, 2002 we owed our CEO an aggregate of $1,290,437. The advanced funds bear interest at a rate of 10% per year, are unsecured and are due with 6 months notice. In addition, as a result of our current liquidity shortfall and current economic conditions, as of September 30, 2002 Mr. Schoeneburg has deferred approximately $135,000 in wages payable to him.

As of September 30, 2002, the Company had receivables from operations of $795,000. Late payments charges are accrued at a basis of 5% of amount owed past 90 days. Current liabilities as of September 30, 2002, were $3,319,516.

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

SUBSEQUENT EVENTS

On November 5, 2002, the Company terminated its contract with its COO Frank Namyslik. Mr. Namyslik also resigned as director on November 12, 2002.

ITEM 3. CONTROLS AND PROCEDURES

On November 5, 2002 ("Evaluation Date"), the Company's management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of the Evaluation Date, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company's reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

In connection with claims for certain unpaid wages and vacation pay made by former employees of its former U.S. operations, the Company has originally accrued $150,000 representing the maximum amount of damages claimed by former employees. Although certain of these employees of the Company's U.S. operations have filed claims for unpaid wages and vacation pay with the Office of the Attorney General of the Commonwealth of Massachusetts, to the Company's knowledge, as of August 1, 2002, no suits had been filed. On July 23, 2002, a hearing on these claims was held before an Administrative Law Magistrate. The potential liability for these asserted claims has been reduced by the Magistrate to approximately $108,000 and the accrual in our books has been reduced accordingly. After conducting the hearing the Administrative Law Magistrate confirmed the claims. On September 10, 2002, the Attorney General has filed a tax lien for the amount of $108,015. The Company intends to negotiate individual settlement agreements with its former employees.

ITEM 2 - CHANGES IN SECURITIES

On July 15, 2002, the Company received a private placement of $101,000 in exchange for 336,666 shares of common stock sold at $0.30 per share. Related to this private placement the Company issued options to purchase 117,833 common stock at $0.30 per share. The options vest over three years and are immediately exercisable.

On September 4, 2002, the Company received a private placement of $25,000 in return for issuing 83,333 shares of common stock at $0.30 per share.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

The Company has filed three pending patent applications during the last years. The Company will no longer pursue these applications as it believes that its current technology is more sophisticated and advanced then the technology originally invented and intented for the patent filings and the patents have not been granted yet. The technological development has progressed and the Company has recently resumed R&D efforts to further enhance the core technology and products. The original patent filings are therefore considered obsolete.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits:

          99.1 Certification by Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C 1350

          (b) Reports on Form 8-K:

          There were no reports on Form 8-K filed in the three months ended June 30, 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ARTIFICIAL LIFE, INC.


Date: November, 14, 2002                By: /s/ Eberhard Schoeneburg
                                           -------------------------------------
                                           Name:  Eberhard Schoeneburg
                                           Title: Chief Executive Officer and
                                                  Principal Financial Officer

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Eberhard Schoeneburg, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Artificial Life Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report; and

          c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of that date;

     5. I have disclosed to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

                                        /s/ Eberhard Schoeneburg
                                        ----------------------------------------
                                        Eberhard Schoeneburg
                                        Chief Executive Officer and
                                        Principal Financial Officer