Form 10KSB
period 2002-12-31
ARTIFICIAL LIFE INC
filed 2003-05-05
CIK 1070361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

        Level 30, Bank of China Tower, 1 Garden Road, Central, Hong Kong
               (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (+852) 605 50 192

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.01 Par Value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

As of April 4, 2003, the Registrant had 12,087,758 shares of Common Stock outstanding.

The aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq National Market System, of voting stock held by non-affiliates of the Registrant on April 18, 2003 was approximately $1,200,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
None.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

Artificial Life, Inc. ("ALife"), since 2002 based in Hong Kong, is one of the pioneers in the field of so called "intelligent" software robots (also known as "bots" or "smart bots" or "intelligent agents"). Our products are sophisticated software programs based on complex pattern matching algorithms, artificial intelligence and proprietary artificial life methods that we have (partially) invented and developed since 1997 to automate and simplify time-consuming and complex business-related Internet and mobile communications functions such as natural language based navigation, user profiling, knowledge management, sales response and call center automation, electronic customer relationship management
(eCRM) and financial service applications such as wealth planning and portfolio management.

While each of our SmartBots can function independently and may be programmed for a particular application, customers will be able to combine the SmartBots to create what we believe is the industry's first integrated commercial, software robot-based electronic commerce ("e-commerce") solution. We also provide products for applications in mobile computing and mobile communication as well as modules for SMS (short message service), MMS (multi media messaging system) and IM (instant messaging). The back-office functions of our products use and offer unique data mining and statistical analysis functionality to provide consumer intelligence and profiling. In addition, we provide general software consulting services in the fields of "intelligent" software programs, mobile computing and life science applications.

Artificial Life, Inc. was incorporated in Delaware in November 1994 as Neurotec International Corp., a wholly owned subsidiary of a German multimedia and Internet solutions company, Neurotec Hochtechnologie GmbH, founded by Eberhard Schoeneburg, Artificial Life's current president, chief executive officer and chairman. In July 1997, Mr. Schoeneburg sold all of his shares of Neurotec Hochtechnologie GmbH to the remaining stockholders and contemporaneously purchased 100% of the shares of its then Boston based subsidiary Neurotec International Corp. from Neurotec Hochtechnologie GmbH (the "Management Buyout"). In August 1997, we changed our name to Artificial Life, Inc and entered the business area of intelligent agents and software robots. In December 1998 Artificial Life, Inc. had an initial public offering of its common stock on the Nasdaq Small Cap Market and now trades on the Over The Counter Bulletin Board (OTC BB) under the ticker symbol: ALIF.

The Company's financial statements for the year ended December 31, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2002, the Company reported a net loss of $2,034,682, and at December 31, 2002 has a stockholders' deficit and a working capital deficit of $3,541,395 and $3,551,220, respectively. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

1) The Company is continuing to pursue short-term borrowings and other direct share placement opportunities to meet its anticipated liquidity shortfalls.
2) The Company's CEO has agreed to postpone his claim for 2002 salary owed to him by the Company of $149,727 at December 31, 2002.

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

The SmartBot products are based on our proprietary ALife-SmartEngine technology. The ALife-SmartEngine is the core component that gives our products the ability to converse with their users in natural language to process and respond to natural language commands or questions. The Alife-SmartEngine gives our products the capability to act in an intelligent and human like way with core intelligence. It provides our products with a conversational short-term and long-term memory, knowledge bases, contextual understanding and a sophisticated goal system. The ALife-SmartEngine contains several "intelligent" modules that process and interpret textual input. These modules work together to break down the essential components of human conversation -- detailed knowledge of certain topics, casual talk about topics of interest ("small talk"), memory of previously discussed topics, and some emotional content and intentions that drive the conversation -- and use these components to "understand" and respond to the user in a manner that is more human-like and less machine-like than most "query-based" software. We believe that our products will allow people to interact with computers in a more natural and intelligent way -- similar to a conversation with a human being.

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

ALife-WebGuide versions run on both Netscape Navigator or Communicator 4.5 or higher and Microsoft Internet Explorer 4.0 or higher. It is designed with a client/server architecture, requiring a Java virtual machine 1.8 or higher. The knowledge capture tool for ALife-WebGuide, the ALife KnowledgeEditor, is a platform-independent application. We believe that the potential market for this product includes any Internet Web site that needs or desires a more intuitive, user-friendly, natural language interface. Currently, we only sell ALife-WebGuide Version 3.1. In 2002 we added several new features to the core components that allow our products to be used on a variety of mobile communication devices.

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

CONSULTING AND PRODUCT SERVICES

In the past our strategy was to provide direct consulting, maintenance, and support services for most or all of our products to our clients. In an effort to reduce costs we revised this approach in 2001 and 2002 and now provide these services either directly or by utilizing the resources of partners, resellers and consultants. We anticipate, however, that in certain cases customers will still require support for, and customized versions of, our SmartBot products or additional developments directly from us in order to tailor the product to their needs. In addition, we plan to provide support for the creation and maintenance of the Knowledge Bases of our bots and customer specific back-office tools for analyzing client profiles gathered by our bots either ourselves or through our partners and resellers.

BUSINESS STRATEGY

Since our initial public offering in 1998 and the beginning of the sales and marketing of our newly developed products we have continuously monitored the success of all products and services and their respective contribution to revenues and have adjusted our business strategy based on the success of the individual products as well as general market demands, changes in the global economic and technological trends and general customer requirements and feedback. This has led us to successfully adapt our business strategy over the last years and we intend to keep doing so going forward.

In 1999, our first full year as a publicly traded company, we focused on completing the development of several products, launching our global sales and support infrastructure, and expanding our international presence in general. As evidenced by our product development achievements, our former St. Petersburg, Russia development facility, and our former sales and support offices in Switzerland, Germany and the United States, we believed that we have achieved those initial goals.

In 2000, we continued to focus on our sales and product development efforts. On the technology side, we completed our e-CRM suite, our first comprehensive release demonstrating the combined utility of our software. On the sales side, revenue growth continued at a strong pace exceeding $12,000,000 (from less then $4,000,000 in 1999) and the revenue mix was broadly distributed among our expanded client base.

In 2001, however, we had to adjust, down-size and re-focus and restructure our business according to the sudden global market downturn for Internet related business activities. The unfavorable market conditions and resulting revenue decrease forced us to reduce our staff dramatically and to shift and outsource many of our activities to our partners, resellers and consultants.

This situation remained essentially the same during 2002 due to the still ongoing global down-turn of the Internet related technology markets and the reduced and postponed investments of potential customers in high tech software applications. To cope with the reduction in revenues our efforts concentrated on controlling and reducing costs while carefully resuming certain R&D efforts to further adapt our technology basis to the changing market demands. In May 2002 we also moved the headquarters of our operations to Hong Kong with the goal to develop customized and localized product versions for the strongly expanding Greater Chinese mobile, e-learning and telecommunications markets and to further reduce our general cost basis.

Even though the business climate around the globe is currently not favorable in our main area of Internet related business we continue to work towards becoming a worldwide leader in commercial software robot-based solutions with a stronger focus on the Asian markets, mobile computing and life science and bio computing applications. To achieve this objective, our strategy includes the following key elements:

CREATE MULTIPLE REVENUE STREAMS. We believe that our product lines, corporate and local language customizations, mobile computing technologies and life science and bio computing technologies and our potential user base in Asia will present a significant opportunity to develop and maintain multiple revenue streams resulting from product sales as well as from maintenance, customization and consulting and licensing fees. As these different revenue streams mature, we continuously monitor their revenue contribution and consequently plan to expand, localize, adapt, discontinue or replace existing programs based on their success and may introduce new programs to supplement or replace existing programs and adjust our efforts to market demands.

FUTURE PRODUCT ENHANCEMENT

The continuous downturn of the Internet technology markets in 2002 and the resulting downsizing of our company forced us to adjust also our development strategy. In the future, we intend to improve and adapt our products mainly upon client request and demand to satisfy customizing or product enhancement needs under client contracts. However, in the second half of 2002 we have resumed modest internal R&D efforts essentially to customize and localize our products for the Asian markets and to develop certain showcases in the mobile computing and life sciences and bio computing fields.

MARKETING AND SALES

We are currently selling and marketing our products through a variety of methods and channels, including but not limited to direct sales, distribution and channel agreements, strategic relationships and third party providers and plan to continue to do so going forward. We believe that joint ventures, partner networks and strategic relationships and alliances especially in Asia provide an effective means of entering targeted vertical markets while targeted direct sales are instrumental for obtaining large, must-have clients. It is our belief that this strategy will provide a cost effective means of achieving maximum exposure for our products and services.

STRATEGIC ALLIANCES AND JOINT VENTURES

In March 1999, we agreed to enter into a 50/50 joint venture with the Bon Appetit group of Switzerland and certain other partners in which our technology is being used to offer a software robot based e-commerce and e-marketing solution. The main focus of this joint venture was to develop a high traffic, high volume, low cost e-commerce site on the Internet. We licensed our SmartBot products to the joint venture. Pursuant to a separate development agreement with the joint venture, we also provided products and software development and consulting services to the venture. The joint venture partner was to use its purchasing relationships to obtain certain of the consumer products for sale on the joint venture's e-commerce Website. In 2000, the focus of the site and its name changed (from "net-tissimo.com" to "net-promotions.ch") to reflect dynamic change in the marketplace and it currently focuses on promotional and specialty sales and campaigns. In January 2001 and March 2003, during subsequent financing rounds for the venture, in which we did not participate, our ownership interest in the venture was reduced to less then 3%. We currently plan to sell our remaining stake in this joint venture. Since 2000 we also maintain a small investment stake (less then 2%) in a second joint venture with New York City based Triple Hop, Inc. a provider of advanced search, retrieval and knowledge management solutions.

In Germany we partner with SmartBot Technologies GmbH and in the BENELUX countries we partner with MBE Mercier in Brussels, Belgium.

Furthermore, we are constantly evaluating additional strategic potential alliances with companies in the United States, Europe, and Asia for marketing and selling our products.

PRODUCT DEVELOPMENT

>From 1997 through 2001, we have developed our technology and products internally to a large extent and invested over 500 person-years of R&D efforts. We are continuously exploring opportunities to extend and adapt the functionality of our products.

However, after several years of intensive research and development efforts and product development we believe that most of our products are leading edge and in a mature state and accordingly, our development efforts for most of the existing products can be redirected to less costly maintenance, support and customization efforts.

In the third quarter of 2001 we started a second business division for the life sciences and bio computing applications. We intend to apply our current products in these additional vertical markets. We do not intend, however, to develop completely new bio computing or life science products, but rather, intend to deploy our existing intellectual property relating to simulation models and algorithms to these fields. We also intend to do contractual research and to customize and sell our intellectual property to interested clients or partners in these markets. The new business division is conceptualized to not consume major resources. We instead plan to leverage our existing technology, algorithms and computational models to develop this additional market opportunity. Most sales efforts will be orchestrated with partners and resellers already established in these markets. However, we can not guarantee that we will be able to find major partners and resellers or that we will be successful in finding new clients for our new products and life science technology.

In the second half of 2002 we resumed certain modest R&D efforts mainly to customize and localize our products to the Asian markets and to make them available on mobile communications platforms.

COMPETITION

The market for most of our products and services is still relatively new and constantly evolving. Competition may intensify as the markets mature and more established software companies, such as Microsoft Corporation, become increasingly involved. Barriers to market entry may be considered as relatively insubstantial. However, we believe that the principal competitive factors for companies seeking to become involved in the software robot industry are core technology, delivery methods, a leading edge base technology, brand recognition, and the ease of use and integration in existing environments and legacy systems.

We use our core technology, the ALife-SmartEngine, in a wide variety of business areas. Although we have not yet identified any competitors in exactly the same areas in which we are active, companies that have overlapping activities and therefore could be regarded as our competition. Such firms include, among others: Active Buddy, Inc; Ask Jeeves; Autonomy, Inc.; Brightware, Inc.; Digital Marketing Concepts, Inc.; eGain, Inc.; eAssist Global Solutions, Inc; Extempo, Inc.; General Magic, Inc.; GK Intelligent Systems, Inc.; Haptek, Inc.; Headpedal, Inc.; Intellix A/S; Kinetoscope, Inc.; Kiwi Logic AG; Microsoft Corporation; Netsage Corp.; NativeMinds; Nuance, Inc.; Novomind AG; SRA International, Inc. and Virtual Personalities, Inc. In addition, there is also certain free-ware available such as ALICE provided and supported by universities or non-profit organizations. This list may not be complete and may change and substantially increase over time.

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

To the extent one or more of our competitors introduce products that more fully address customer requirements, our business could be materially adversely affected. There can be no assurance that we will be successful in customizing contracted enhancements to our existing products incorporating new technology on a timely basis, or that our products will adequately address the changing needs of the marketplace. If we are unable to customize existing products in a timely manner in response to changing market conditions or customer requirements, our business, prospects, financial condition and results of operations will be materially adversely affected.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

We rely upon trade secrets, know-how, copyrights and certain continuing technological innovations to develop and maintain our competitive position. We seek to protect such information, in part, by entering into confidentiality agreements with our corporate partners, collaborators, employees and consultants. These agreements provide that all confidential information developed or made known during the course of the individual's or entity's relationship with us is to be kept confidential and not be disclosed to third parties except in specific circumstances. We have endeavored to cause our employees to execute forms of Confidentiality and Inventions Agreements which provide that, to the extent permitted by applicable law, all inventions conceived by an individual during the individual's employment will remain our exclusive property. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors. Further, there can be no assurance that we will be able to protect our copy-rights, trade secrets or that others will not independently develop substantially equivalent proprietary information and techniques.

In 2001 we filed for three patent applications pertaining primarily to our core ALife-SmartEngine. However, in the second half of 2002 we decided to no longer maintain our patent applications out of cost considerations and because we believe that our current technology has been improved, modified and enhanced strongly since we first applied for the original patent applications. The continuous change of the technology markets forces technology providers to continuously enhance and improve their technology basis. Therefore, we do no longer believe that a patent application will justify the associated costs with it and rather invest the funding in further internal R&D efforts and rather focus on timely adaptations of our technology to market demands.

EMPLOYEES

We adjusted our employment strategy and policy during the global market downturn in 2001 and continued to do so in 2002 to further reduce cost and overhead expenses and to shift our employment model from internal employees to working with consultants, resellers and global partners on an as-needed basis. The efforts in this respect were successful. By utilizing our current network of partners, resellers and consultants we now have access to qualified human resources in the USA, Europe and Asia. We also have maintained access to former employees to assist us on a contractual basis as we may require from time to time. As of December 31, 2002 only the CEO was a full time employee. In addition we had contractually engaged 15 consultants from 3 countries. Most of the corporate functions (such as accounting) are or have been outsourced to service companies and consultants. There can be no assurance, however, that we will be able to find, attract or retain such consultants and partners in the future.

Our employees and consultants are not represented by any labor unions. We consider our relations with our employees and consultants to be good.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Statements in this Annual Report on Form 10-KSB under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as oral statements that may be made by us or by our officers, directors or employees, acting on our behalf, that are not historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from the historical results or from any results expressed or implied by such forward-looking statements. Statements that include the words "believe," "expect," "anticipate," "intend," "possible," "predict," "project," or similar expressions are forward-looking statements. Such factors include, among others, the following risk factors:

CHANGE IN STRATEGY. In prior fiscal years, we changed our primary business focus from software consulting to the development, marketing and support of our ALife product suite of "intelligent" software robots. Having achieved a number of our development objectives, and in an effort to reduce costs during 2001 and 2002, we directed our resources away from research and development, and focused on marketing our existing product line and customized enhancements. We must, among other things, continue to expand existing strategic relationships and marketing and distribution arrangements and develop new ones, respond to competitive developments, and attract, retain and motivate qualified personnel and consultants. In addition, because we have adopted this refocused business strategy, results of operations to date are particularly unreflective of our future results of operations. Our decision to focus more on marketing and supporting our existing software robot products especially in the Asian markets is predicated on the assumption that the demand for such products will be large enough to permit us to operate profitably. There can be no assurance that our assumption will be correct or that we will be able to successfully compete as a provider of such products. If our assumption is not accurate, or if we are unable to compete as a provider of agent-based software products, our business, prospects, financial condition and results of operations will be materially adversely affected.

In the second half of 2001 we launched a second business division focusing on life science applications and have further improved and elaborated our technology in 2002. We do not intend to develop new products for these markets, but rather, we intend to deploy and sell our current technology and to apply our simulation models in life science projects. Sales and marketing efforts will be shared with or transferred to our global partners.

MINIMAL REVENUES AND RECENT LOSSES; PERIOD TO PERIOD COMPARISONS; LIMITED OPERATING HISTORY; ANTICIPATION OF CONTINUED LOSSES. In the years ended December 31, 2001 and 2002 we incurred net losses of $6,843,762 and $2,034,682. Our limited operating history and our downsizing in the past years and our recent move to Asia leads us to believe that period-to-period comparisons of our operating results are not meaningful and that the results for any period should not be relied upon as an indication of future performance. We face the risks and problems associated with pursuing a new business strategy in a new market and have a limited operating history on which to evaluate our future prospects. Such prospects should be considered in light of the risks, expenses and difficulties frequently encountered in marketing and supporting new products in a new and emerging industry and markets characterized by rapid technological change, a number of potential market entrants and changing competition. Even though we were able to generate modest profits during the third and fourth quarter of 2001, and the first and second quarter of 2002 there can be no assurance that we will achieve or sustain significant revenues or become cash flow positive or profitable in the near future or ever.

CORPORATE RESTRUCTURING AND NEED FOR ADDITIONAL FINANCING. Based on our substantial restructuring commenced in the second quarter of 2001 and our ability to maintain stringent cost controls, we achieved profitability in the third and fourth quarters of 2001 and the first and second quarter of 2002 but faced severe liquidity shortfalls due to the insolvency of several clients in the third and fourth quarter of 2002. Therefore, there can be no assurances that we will be able to obtain short term profits from operations or that such positive results will continue in future quarters. Our continued losses have severely impacted our liquidity and cash position.

In connection with our restructuring, we ceased operations of Artificial Life Deutschland AG and Artificial Life Schweiz AG, our German and Swiss subsidiaries in May 2001 and bankruptcy and dissolution proceedings were commenced in June 2001 for both entities. The bankruptcy court closed the case concerning our former Swiss subsidiary due to lack of assets on August 20, 2001, however, the dissolution proceeding with respect to our former German subsidiary remains pending. Although we believe that we will incur no further liabilities in connection with these bankruptcy proceedings, the ultimate outcome cannot be determined at this time. Moreover, we have made no provision for any additional liabilities which may be incurred.

In May of 2002 we re-located to Hong Kong to further reduce operating expenses and to prepare for the penetration of the Asian markets. Consequently, we shut down our United States operations, including the termination of most of our US staff. We did not provide termination benefits to terminated employees. We intend to use local Hong Kong and Asian subcontractors to meet our staffing needs in the immediate future, while focusing efforts on the localization and sale and support of existing products including the sale of non-exclusive source code licenses and contracted customized enhancements.

In 2001, our founder and chief executive officer, Mr. Schoeneburg, advanced approximately $1,100,000 to the Company to cover our liquidity shortfalls. In 2002 Mr. Schoeneburg advanced an additional $566,500 to the Company to provide liquidity for operations. We have not paid our chief executive officer his salary earned to date in 2001 and 2002 in the amounts of $319,435 and $149,727 respectively. The 2002 advances from Mr. Schoeneburg are being converted into an interest bearing term loan and, in part or in total, may be converted into equity at a later date, subject to the approval of our stockholders.

In 2001 we were unable to pay certain payroll liabilities in the aggregate amount of $325,000, representing the maximum amount of damages claimed with respect to this matter, in connection with operations in the United States and Asia. Even though we significantly reduced our operating expenses during 2001and 2002, we may not have sufficient resources to fund operations through the end of 2003.

Our current cash liquidity is provided by our founder and chief executive officer. We depend on Mr. Schoeneburg's ability and further willingness to provide future funds for continuing operations. To reduce this dependence we pursue other short-term borrowings and direct share placement opportunities to meet our anticipated liquidity requirements. However, we cannot assure that we will be successful in our attempts to raise capital, or that such sources of financing will be adequate to meet our needs. If we are unsuccessful in our efforts to raise sufficient capital and strengthen our liquidity, this will have a material adverse effect on our ability to continue operations.

These factors create a substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might come from the outcome of this uncertainty.

DE-LISTING FROM NASDAQ. We currently do not meet certain of the listing requirements of the Nasdaq National Market ("Nasdaq"). We met with representatives of Nasdaq. On August 20, 2001, we received a letter from the Nasdaq Listings Qualification Panel notifying us that our common stock would no longer be listed on the Nasdaq stock exchange. As a result, our common stock is now traded on the Over The Counter Bulletin Board (OTC BB). As a consequence of our shares being de-listed from Nasdaq, our common stock is traded with less frequency and is less liquid. It is has also become more difficult to obtain accurate, current information concerning market prices for our common stock. Although we intend to reapply for inclusion of our common stock on Nasdaq once we are again eligible to do so, there can be no assurance we will be successful in our attempts to have our shares listed again on Nasdaq.

DEPENDENCE ON EMERGING MARKETS; ACCEPTANCE OF OUR PRODUCTS. Our future financial performance will depend in large part on the growth in demand for agent-based software products, such as our suite of SmartBot products. This market is still relatively new and emerging, is rapidly evolving, is characterized by a number of market entrants and will be subject to frequent and continuing changes in customer preferences and technology. As is typical in new and evolving markets, demand and market acceptance for our technologies is subject to a high level of uncertainty. Because the market for our products is evolving and because we now target a different geographic region as well, it is difficult to assess or predict with any assurance the size or growth rate, if any, of this market. There can be no assurance that a significant market for our products will develop, or that it will develop at an acceptable rate or that new competitors will not enter the market. In addition, even if a significant market develops for such products, there can be no assurance that our products will be successful in such market. If a significant market fails to develop, develops more slowly than expected or attracts new competitors, or if our products do not achieve market acceptance, our business, prospects, financial condition and results of operations will be materially adversely affected.

There are new and further risks associated with our re-location to Hong Kong and our focus on the Asian markets, especially the Greater Chinese markets. We have not yet generated any significant revenues in these new markets and can therefore not assure nor assume future success in these markets. The Hong Kong economy shows signs of down-turn and the current SARS (severe acute respiratory syndrome) disease may have a significant and lasting impact on the local economy and hence may influence negatively the future prospects of our company.

Additional risks are to be expected by the different user acceptance of our technology as well as the customization and localization efforts required for the Asian markets as well as in general much lower product pricing levels attainable for our products in Asia.

A special and high risk in the Asian markets is intellectual property protection. Even though the company implements all reasonable organizational and technical efforts to protect its products and intellectual property, it can not be guaranteed that these efforts are efficient and effective.

COMPETITION. The market for our products and services is still not fully established and still evolving. Competition is intense and changing while the market matures and the more established software companies may become involved. Barriers to entry are relatively low. Although we have not yet identified any competitors in exactly the same areas in which we are active, there are companies that have overlapping activities and therefore could be regarded as our competition. Such firms include, among others: Active Buddy, Inc; Ask Jeeves; Autonomy, Inc.; Brightware, Inc.; Digital Marketing Concepts, Inc.; eGain, Inc.; eAssist Global Solutions, Inc; Extempo, Inc.; General Magic, Inc.; GK Intelligent

Systems, Inc.; Haptek, Inc.; Headpedal, Inc.; Intellix A/S; Kinetoscope, Inc.; Kiwi Logic AG; Microsoft Corporation; Netsage Corp.; NativeMinds; Nuance, Inc.; Novomind AG; SRA International, Inc. and Virtual Personalities, Inc. . In addition, there is also certain free-ware available such as ALICE provided and supported by universities or non-profit organizations. This list may not be complete and may change and substantially increase over time. We believe that the principal competitive factors affecting the market for our products include core technology, delivery methods, brand recognition, ease of use and interfaces. The relative importance of each of these factors depends upon the specific customer involved. There can be no assurance that we will be able to compete effectively with respect to any of these factors.

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

PRODUCT CONCENTRATION. We expect to derive the majority of our revenues from sales of our SmartBot software robot products and associated services. Broad market acceptance of these products is critical to our success. As a result, failure to achieve broad market acceptance, or, if achieved, future declines in demand of these products as a result of competition, technological change, ease of use, failure to meet the local customization standards or otherwise may have a material adverse effect on our business, prospects, financial condition and results of operations. In addition, our future financial performance may depend in part on the successful development, introduction and customer acceptance of future Asian versions of our products, and there can be no assurance that any such future products or localized versions of existing products will achieve the necessary market acceptance.

PRODUCT DEFECTS AND PRODUCT LIABILITY. Our products are complex and could from time to time contain design defects or software errors that could be difficult to detect and correct. There can be no assurance that, despite our efforts to test these products, errors will not be found in our products which could result in delay in or inability to achieve market acceptance and thus could have a material adverse effect upon our business, prospects, financial condition and results of operations.

Because our products can be used by our clients to perform mission critical functions, design defects, software errors, misuse of our products, incorrect data from external sources or other potential problems within or out of our control that may arise from the use of our products could result in financial or other damages to our clients. We maintain only limited product liability insurance, and such insurance may likely not be adequate to effectively protect us against product liability claims and the costs and expenses associated therewith. We anticipate that our sales and licensing agreements with our clients will typically contain provisions designed to limit our exposure to potential claims. Such provisions, however, may not effectively protect us against such claims and the liability and costs associated therewith. Accordingly, any such claim could have a material adverse effect upon our business, prospects, financial condition and results of operations.

RAPID TECHNOLOGICAL CHANGE. To remain competitive, we must continue to enhance and improve the ease of use, responsiveness, functionality and locally required features of our products. The industry in which we operate is characterized by rapid technological change, economic changes, changes in user and customer requirements and preferences, frequent new products and service introductions embodying new technologies and the emergence of new industry standards and practices that could render our existing products and proprietary technology and software obsolete. Our success will depend, in part, on our ability to enhance our existing products, develop new products and technologies that address the increasingly sophisticated and varied needs of our customers, and our ability to respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. There can be no assurance that we will successfully develop, license or acquire and implement new technologies or adapt our proprietary technology and products to customer requirements or emerging industry standards. If we are unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, our business, prospects, financial condition and results of operations would be materially adversely affected.

DEPENDENCE ON KEY PERSONNEL; NEED FOR ADDITIONAL PERSONNEL. Our performance is substantially dependent on the continued services and performance of its senior management and outside consultants and other key personnel, particularly Eberhard Schoeneburg, our president, chief executive officer and chairman and Ernest Axelbank our CTO. We currently depend essentially on Mr. Schoeneburg's willingness and ability to provide sufficient funds for the ongoing operations. We have entered into an employment agreement with Mr. Schoeneburg. However, for cost reasons we do not maintain key man life insurance on any of our senior management or key personnel. Our performance and success also depends upon our ability to continue to retain and motivate our other key employees and outside consultants. The loss of the services of, and the failure to promptly replace, any of our key employees or consultants could have a material adverse effect on our business, prospects, financial condition and results of operations. Our future success also depends on our ability to continue to identify, attract, hire, train, retain and motivate other highly skilled software engineers, consultants and managerial and sales personnel.

DEPENDENCE ON THIRD PARTY CONTRACTORS. With the restructuring efforts and downsizing in 2001 and 2002 we mostly utilize consultants to perform portions of the work on our software products and to assist customers in the installation and support of our products. There can be no assurance that we will continue to be successful in attracting or retaining such consultants. In addition, our ability to provide our software consulting services and introduce our products is dependent, in part, on the ability of these independent consultants to complete their engagements in a timely and cost-effective manner. In particular, consulting resources could be required to install, support, localize and customize our software products, including creating the content of the Knowledge Bases (databases which can be combined or exchanged to give the derived products differing sets of expertise). Therefore, the availability of such resources could directly impact sales of such products. Some of these consultants will be employees of other companies who will only be able to work on our products on a part-time basis. If we are not successful in continuing to attract necessary consultants or if such consultants cannot complete the necessary tasks in a timely and cost-effective manner, our business, prospects, financial condition and results of operations could be materially adversely affected.

RISKS ASSOCIATED WITH INTERNATIONAL SALES. A key component of our strategy is contingent on our ability to generate sales in foreign markets, especially in Asia, the People's Republic of China, Hong Kong and Europe. If the revenues generated from these markets are insufficient to offset the expense of establishing and maintaining our business, prospects, financial condition and results of operations could be materially adversely affected. There can be no assurance that we will be able to expand our sales in foreign markets. Our international sales are subject to certain risks not inherent in our domestic sales, including political and economic instability in foreign markets, restrictive trade policies of foreign governments, copyright infringements, local economic or negative living and health conditions in our local and foreign markets, potentially adverse tax consequences and the burdens on customers of complying with a variety of applicable laws. All of these factors may suppress demand for our services and products. The impact of such factors on our business is inherently unpredictable. There can be no assurance that these factors will not have a material adverse effect upon our revenues from international sales and, consequently, our business, prospects, financial condition and results of operations.

Since the last quarter of 2002 the SARS (severe acute respiratory syndrome) disease has spread in our local Hong Kong region and our major target markets of Greater China and has already had a major negative impact on the local economy. If the disease spreads further our company may be exposed to unpredictable and severe additional business risks as well as health risks for our employees and contractors. As a result of this our general business, prospects, financial condition and results of operations may be materially adversely affected.

DEPENDENCE ON CONTINUED GROWTH OF INTERNET AND ONLINE COMMERCE. Our future revenues and any potential future profits are in a large part dependent upon the willingness of consumers to accept the Internet and mobile communication devices as an effective medium of commerce, communication and for obtaining information. We are especially dependent upon the long-term acceptance and growth of online commerce and communications. In particular, the past fiscal years, with the drastic downturn of the global Internet markets, raise doubts regarding the continuous growth of these markets over the long term. Rapid growth in the use of and interest in online services is a recent phenomenon, and there can be no assurance that such acceptance and use will continue to develop or that a sufficiently broad base of consumers will adopt and continue to use the Internet and other online services as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty. For us to be successful, consumers must accept and utilize this novel way of conducting business and obtaining information.

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

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS. We are and will be relying upon trade secrets, know-how, copyrights and continuing technological innovations to develop and maintain our competitive position. We seek to protect such information, in part, by confidentiality agreements with our corporate partners, collaborators, employees and consultants. These agreements provide that all confidential information developed or made known during the course of the individual's or entity's relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. We have endeavored to cause each of our employees to execute confidentiality and inventions agreements which provide that, to the extent permitted by applicable law, all inventions conceived by the individual during the individual's employment are our exclusive property. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors. Further, there can be no assurance that we will be able to protect our trade secrets and copyrights, or that others will not independently develop substantially equivalent proprietary information and techniques.

There can be no assurance that other companies will not independently develop similar products or duplicate any of our planned or current products or obtain patents that will require us to alter our products or processes, pay licensing fees or cease development of our planned products. The occurrence of any such event may have a material adverse effect on our business, prospects, financial condition and results of operations.

RISKS ASSOCIATED WITH BRAND DEVELOPMENT. We believe that establishing and maintaining brand identity is an important aspect of our strategy. Furthermore, we believe that brand recognition is becoming increasingly important as low barriers to entry encourage competition in the software robot industry. In order to continue to attract and retain customers and strategic partners, and in response to competitive pressures, we are attempting to increase our financial commitment to the creation and maintenance of brand development. We plan to accomplish this, although not exclusively, through advertising campaigns in several forms of media, including print and trade shows, with a particular emphasis on the Internet channels. If we do not generate a corresponding increase in revenue as a result of our branding efforts or otherwise fail to promote our brand successfully, or if we incur excessive expenses in attempting to promote and maintain our brand, our business, prospects, financial condition and results of operations would be materially adversely affected.

RISKS OF DOING BUSINESS ABROAD. Some of the consultants we contract to complete portions of the development work on our products are or, in the future, may be located in foreign countries. In addition, we may re-establish subsidiaries in foreign countries as we deem advisable and as supported by existing business conditions. As a result, we may be subject to a number of risks, including, among other things, difficulties relating to administering our business globally, managing foreign operations, exposing employees and contractors to local heath risks, currency fluctuations, restrictions against the repatriation of earnings, export requirements and restrictions, and multiple and possibly overlapping tax structures. The realization of any of the foregoing could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Local government regulations especially in the People's Republic of China and Hong Kong, our main target markets, change continuously. The entrance of China to the WTO (world trade organization) will further impose new regulations and legal changes on business' operating in China. These and other general uncertainties associated with the developing

Chinese economy, legal system and society may have a material adverse effect on our business, prospects, financial condition and results of operations.

DEPENDENCE ON THIRD PARTY LICENSES. We are designing our products to recognize third party voice input besides the standard text-based input. The voice recognition capabilities of these products will depend to a large extent on the availability of highly accurate voice recognition software packages, which we intend to license from third parties rather than develop ourselves. We believe that the success of its products will depend to a large extent on our ability to allow users to interact in a natural conversational manner. There can be no assurance that we will be successful in identifying third party voice recognition software which will successfully interact with our products or that we will be able to license such software products on commercially reasonable terms, or at all. Our failure to successfully identify viable voice recognition software or enter into license agreements could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

With the establishment of our global headquarters in Hong Kong Artificial Life, Inc. may be influenced by certain laws and regulations imposed by the Peoples Republic of China on Hong Kong that may limit our ability to do business in general and/or limit the sales of our technology in the Chinese markets. Any such new legislation or regulations, especially legislation or regulations related to limiting or restricting the use of the Internet or mobile communication devices, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to online services could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

ITEM 2. DESCRIPTION OF PROPERTY

We currently rent offices in an office service facility in Hong Kong, Level 30, Bank of China Tower, 1 Garden Road, Central. The lease is on a monthly basis approximately $6,000 per month. We intend to move to a permanent office space in Hong Kong at a later time and open an additional office in Shanghai, PRC, depending on the further development of our business and availability of funds.

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

In connection with claims for certain unpaid wages and vacation pay made by former employees of its former U.S. operations, the Company has originally accrued $150,000 representing the maximum amount of damages claimed by former employees. Although certain of these employees of the Company's U.S. operations have filed claims for unpaid wages and vacation pay with the Office of the Attorney General of the Commonwealth of Massachusetts, to the Company's knowledge, as of August 1, 2002, no suits had been filed. On July 23, 2002, a hearing on these claims was held before an Administrative Law Magistrate. The potential liability for these asserted claims has been reduced by the Magistrate to approximately $108,000 and the accrual in our books has been reduced accordingly. After conducting the hearing the Administrative Law Magistrate confirmed the claims. On September 10, 2002, the Attorney General has filed a tax lien for the amount of $108,015. The Company has tried to negotiate individual settlement agreements during 2002 und the first quarter of 2003 with its former employees but does not assume that such negotiations will eventually be successful.

In May 2002 the State Court of New York issued a summary judgment against the Company with damages in the amount of $58,187 for services rendered to the Company by a vendor. The Company had previously accrued the full amount of this claim.

It is possible that we may become a party to various legal proceedings arising from the settlement of our outstanding liabilities.

CHANGES IN SECURITIES

In January 2002 we issued to Mr. Duggan, then Company secretary, an option to purchase 41,333 shares of our common stock at an exercise price of $0.48 per share. These options will expire in January 2007. In February 2002 we issued to Mr. Duggan, an additional option to purchase 5,470 shares of our common stock at an exercise price of $0.71 per. These options will expire in February 2007. In March 2002 we issued to Mr. Duggan, an additional option to purchase 18,627 shares of our common stock at an exercise price of $0.94 per. These options will expire in March 2007

On April 1, 2002, the Company granted Bill Lucky warrants to purchase 700,000 shares of the Company's common stock and options to purchase 300,000 shares of common stock at $1.06 per share. These warrants were issued pursuant to Section 4 (2) of the Securities Act of 1933, as amended. At the time, Mr. Lucky was employed as President of the Company. The warrants and options vested over a one year period and were exercisable through April 2012, contingent to Mr. Lucky's continuous employment by the Company. In June 2002, Mr. Lucky resigned as President of the Company and is no longer employed by the Company in any capacity. The exercise rights to any unvested warrants and options granted to Mr. Lucky expired upon termination of his employment with the Company.

On June 27, 2002, the Company's granted Mr. Philip Leung, the Company's former managing director Asia Pacific, options to purchase 100,000 shares of common stock at an exercise price of $0.74 per share. The options vested immediately and were exercisable through June 2005. The contract with Mr. Leung has been terminated in January 2003. The options therefore have expired according to the Company's stock option plan.

On June 30, 2002, the Company's Chief Financial Officer, Chin Lim, exercised warrants to purchase 200,000 shares of common stock at an exercise price of $0.35 per share. Accrued salary of $70,000 was applied to pay for the shares. The warrants were issued pursuant to Section 4 (2) of the Securities Act of 1933, as amended.

On June 30, 2002, the Company's Chief Financial Officer, Chin Lim, exercised options to purchase 300,000 shares of common stock at an exercise price of $0.35 per share. Accrued salary of $105,000 was applied to pay for the shares.

On June 30, 2002, the Company's Chief Operations Officer, Frank Namyslik, exercised options to purchase 200,000 shares of common stock at an exercise price of $0.35 per share. Accrued expenses of $70,000 owed to Mr. Namyslik were applied to pay for the shares.

During the three month period ended June 30, 2002, the Company granted its secretary, Mr. Robert Duggan, options to purchase 66,223 shares of the Company's common stock at exercise prices ranging from $0.71 to $1.08 per share. The options vested immediately and are exercisable through 2007.

On July 15, 2002, the Company received proceeds from a private placement of 336,666 shares of common stocks at a price of $0.30 per share resulting in aggregate gross proceeds of $101,000. In connection with this purchase, the Company options to purchase 117,833 shares of common stock with an exercise price of $0.3 per share for a period of 36 months.

In July 2002, the Company issued 25,000 shares of common stock to settle, in full, an account payable in the amount of $20,000 to a financial service consulting company for fund-raising support services rendered to the Company in 2000 and 2001.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of shareholders during the year ended 31, December, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our Common Stock commenced trading on the Nasdaq SmallCap Market on December 18, 1998 under the symbol "ALIF," and is currently listed on the Nasdaq Over The Counter Bulletin Board (OTC BB). Prior to that date, there was no established trading market for our Common Stock. The following table sets forth for the periods indicated, the range of the high and low bid quotations for our Common Stock. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                                     HIGH      LOW
                                                     ----      ---
2001:

First Quarter                                        $6.12       $2
Second Quarter                                        2.09     0.41
Third Quarter                                         1.07     0.37
Fourth Quarter                                        0.95     0.35

2002:

First Quarter                                        $1.20    $0.35
Second Quarter                                        1.11     0.35
Third Quarter                                         0.51     0.28
Fourth Quarter                                        0.35     0.12

First Quarter 2003 (through March 31, 2003)          $0.34    $0.15

To date, we have neither declared nor paid any cash dividends on shares of our Common Stock and do not anticipate doing so for the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

Our financial statements have been prepared assuming that we will continue in business as a going-concern. As discussed in our financial statements and in this section, we have suffered a net loss of $2,034,682 during the year ended December 31, 2002. At the end of this period we had a stockholders' deficit of $3,541,395 and a working capital deficit of $3,551,220. The Independent's Auditors Report on the Company's financial statements as of and for the year ended December 31, 2002 included a "going concern" explanatory paragraph which means that the Auditors expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in this section and in our financial statements, and this material does not include any adjustments that might result from the outcome of this uncertainty. There is no guarantee that we will be able to raise the funds and there are no guarantees that we will not require to raise further capital for operations and expansion in the near future.

In the fiscal year ended December 31, 2002, our main focus was the further consolidation of our company and the re-location and establishment of our global operations in Asia and the localization of our products to Asian languages such as Chinese. Therefore, in May 2002 we moved our executive offices and global headquarters from New York to Hong Kong. The motivation for this re-location and re-focus is based on our continuous attempts to further reduce operations expenses and our plan to target the growing Asian markets especially in the areas of mobile computing, e-learning and life sciences and bio computing. The Company plans to do business especially in Hong Kong, the People's Republic of China, Taiwan, Singapore, Japan, and Korea, seeking to leverage the unique features of its core Smart Engine (TM) language processing technology that allows new types of applications in all major Asian languages. However, the nature, speed and extent of these activities is contingent on the availability of new funds and our ability to generate sufficient revenues. There can be no assurance that the Company will be able to raise sufficient funds on acceptable terms to finance the future re-expansion nor that we are able to generate sufficient revenues in the new Asian target markets.

Since the third quarter of 2001 and during all of 2002, we also developed several new and innovative mobile computing product modules as well as new life science and bio computing applications and methods. We believe that these algorithms and methods will allow us to target the Asian health care and life science industries, even though we do not intend to develop products in this division, but rather, deploy our existing intellectual property. However, we cannot guarantee that we will be successful with new applications of our product lines and methods and will generate significant revenues in the future. With the re-location to Hong Kong we started the localization of our products for the Asian markets and have developed several (simplified and traditional) Chinese language based showcases and applications.

Although we realized significant software license revenues based on our existing core intelligent agent and smart bots technologies in 2001 and 2002, software license revenues decreased significantly in 2002 compared to 2001 by approximately 50%. The decrease in software license revenues was due to many factors, including but not limited to, the downturn of the global internet markets during 2001 and 2002, the postponement of client investments, the general negative business climate throughout the world, reduced product pricing, our inability to obtain additional financing to fund operations as well as the cessation of our European and US operations.

Our continued losses have severely impacted our liquidity and cash position. To the extent that our marketing and sales of existing products and limited product development efforts do not result in commercially successful products that generate significant net revenues, we will be materially adversely affected. We cannot assure that we will generate sufficient revenues from the sale of our products or associated services to achieve and maintain profitability.

We expect to experience significant fluctuations in our future operating results due to a variety of factors. Factors that may affect our operating results include the development of the global Internet markets, the general market acceptance of our products, our ability to sell or license our intellectual property at reasonable price levels, the amount of software consulting we undertake in the future, success in creating and entering into strategic alliances, our mix of product and service sales, our response to competitive pressure and our ability to attract and retain qualified personnel. Gross profit margins will vary from product to product and between products and services. Although we may have some ability to affect our products and services mix, our sales mix may vary from period to period and our gross margins will fluctuate accordingly.

We continued our cost reduction program commenced during the first half of 2001 throughout 2002 and successfully maintained a low cost level. This resulted in a reduction of our losses in 2002 of over 70% compared to 2001 even though we had to make major one time provisions for bad debt in the total amount of $1,725,363 due to the insolvency of several major clients especially in Germany.

To achieve the general and effective cost reduction we have taken drastic steps and shut down our United States office and operations in July 2002. Also, we have reduced our marketing activities and efforts, website development efforts as well as our technology and operating infrastructure development budgets. Furthermore, we are continuing to review plans to consolidate some of the operations of our subsidiaries Artificial Life USA Inc., Artificial Life Mobile Inc., and Artificial Life Ventures Inc. to further reduce overhead costs.

We are currently seeking a long-term lease contract for our new headquarters in Hong Kong and currently continue to occupy a temporary office. Lease obligations from this temporary office are less than $6,000 per month.

As of December 31, 2002, we had cash and cash equivalents of $29 and accounts payable of $1,335,906.

Throughout 2002 the company has essentially been financed by continuous cash injections from our founder and CEO E. Schoeneburg (provided as working capital loan). As of December 31, 2002 Mr. Schoeneburg has provided $1,517,000 in cash or cash equivalents as loan to the Company. Mr. Schoeneburg has also postponed the receipt of his salaries for 2002 in excess of $149,000 to further improve the financial situation of the Company and to allow a modest resumption of R&D efforts as we did in the second half of 2002.

In addition to our ongoing cost control efforts, we are also seeking additional financing to increase liquidity and capital resources. If we are unable to obtain additional financing, this will have a material adverse effect on our business.

CRITICAL ACCOUNTING POLICIES

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which often require the judgment of management in the selection and application of certain accounting principles and methods. Management believes the quality and reasonableness of its most critical policies enable the fair presentation of its financial position and results of operations. However, investors are cautioned that the sensitivity of financial statements to these methods, assumptions and estimates could create materially different results under different conditions or using different assumptions.

In response to the Securities and Exchange Commission's ("SEC") Release No. 33-8040, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, The Company has identified the following as the most critical accounting policies upon which its financial status depends. These critical policies were determined by considering accounting policies that involve the most complex or subjective decisions or assessments. The Company's most critical accounting policies are those related to:

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued SFAS Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity ("VIE") to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to VIE's created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for VIE's created prior to February 1, 2003. As the Company does not currently have an interest in a VIE, management does not expect that the adoption of FIN 46 will have a significant immediate impact on the financial condition or results of operations of the Company.

In November 2002, the FASB issued SFAS Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company is currently evaluating the recognition provisions of FIN 45, but does not expect that the adoption of FIN 45 will have a significant immediate impact on the financial condition or results of operations of the Company, as the Company has made no guarantees.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement was effective for the Company on January 1, 2002. The Company determined that adoption of this pronouncement did not have an impact on the Company's financial position or results of operations.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited after that date. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. Thus, amortization of goodwill and intangible assets with indefinite lives will cease upon adoption of the statement. SFAS No. 142 was adopted by the Company on January 1, 2002. The Company determined that adoption of these pronouncements did not have an impact on the Company's financial position or results of operations.

RESULTS OF OPERATIONS

In the fiscal year ended December 31, 2002, revenues decreased compared with the revenues generated in the fiscal year 2001 by approximately 50%. This was, in large part, due to the continuous down-turn of the global Internet markets during 2002, reduced and postponed customer investments in new technologies and increased price sensitivity of clients. However, even though we had to provide for bad debt provisions in excess of $1,700,000 in 2002 due to the insolvency of clients the losses for the year ended December 31, 2002 have been reduced drastically by over 70% compared to 2001 mainly due to the reduced cost basis caused by our re-location to Hong Kong and the shut down of our non profitable US operations and further reduction of staff including senior management.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Revenues: Revenues for the year ended December 31, 2002 were $1,799,964 as compared to $3,630,213 for the year ended December 31, 2001. The decrease of $1,830,249 or 50.4% was primarily due to the continuous downturn of the global Internet markets, a general inhospitable business climate, reduced and postponed client investments in new technologies, reduced product prices and our inability to obtain necessary funding and the shut down of our non profitable US activities.

Engineering and Cost of Sales: These costs generally consist of salary and payroll tax expenses, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Engineering expenses for the year ended December 31, 2002 were $99,265 as compared to $3,313,920 for the year ended December 31, 2001. The decrease of $3,214,655 or 97% was primarily due to our downsizing and the cost reduction resulting from our re-location to Hong Kong .

Research & Development Expenses: Research and Development expenses are similar in nature to engineering expenses with the exception being that they relate to products in their initial development stage and are expected to generate revenue at a later date. Research and Development expenses for the year ended December 31, 2002 were $151,283 compared to $239,373 in the year ended December 31, 2001. The decrease of $88,090 or 36.8% is primarily due to a reduced cost basis for employees in Hong Kong and decreased research and development efforts.

General and Administrative Expenses: General and Administrative expenses consist of salary and payroll tax expenses of administrative personnel, rent, and professional fees and costs associated with employee benefits, supplies, communications, and travel. General and Administrative expenses for the year ended December 31, 2002 was $1,567,429 as compared to $4,603,697 for the year ended December 31, 2001. The decrease of $3,036,268 or 66% was primarily due to the substantial consolidation of our global operations, reduction of staff including senior management and general lower staff and overhead costs in Hong Kong.

Sales and Marketing Expenses: Sales and Marketing expenses consist of salary, and payroll tax expenses of marketing personnel, and costs relating to marketing materials, promotional videos, advertising, trade show related expense, and public relation activities. Marketing expenses for the year ended December 31, 2002 were $54,709 as compared to $1,630,995 for the year ended December 31, 2001. The decrease of $1,576,286 or 96.6% was primarily due to general cost cutting measures, reduction of staff and the higher efficiency of our sales efforts.

Provision for Doubtful Accounts: Provision for Doubtful Accounts is the reserve set up for receivables whose collection is in question. Provision for Doubtful Accounts for the year ended December 31, 2002 was $1,725,363 as compared to $40,670 for the year ended December 31, 2001. The increase of $1,684,693 was mainly due to doubtful accounts caused by the insolvency of several major local and international clients

Net Loss: Net Loss for the year ended December 31, 2002 was $2,034,682 as compared to $6,843,762 for the year ended December 31, 2001. This decrease of $4,809,080 or 70.2% was primarily due to the following factors: global staff reduction including reduction of senior management, shut down of the non profitable US operations, a general overhead reduction, the re-location of the global headquarters to Hong Kong and a higher efficiency of our sales efforts. The net loss per share for the year ended 31 December, 2002 was $0.18 compared to $0.65 for 2001.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

The independent's Auditors Report on the Company's financial statements as of and for the year ended December 31, 2002 included a `going concern' explanatory paragraph which means that the Auditors expressed substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements for the year ended December 31, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2002, the Company reported a net loss of $2,034,682, and at December 31, 2002 has a stockholders' deficit and a working capital deficit of $3,541,395 and $3,551,220, respectively. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

1) The Company is continuing to pursue short-term borrowings and other direct share placement opportunities to meet its anticipated liquidity shortfalls.
2) The Company's CEO has agreed to postpone his claim for 2002 salary owed to him by the Company of $149,727 at December 31, 2002.

In order to fund our cash needs for 2001, we borrowed cash regularly from our chief executive officer, Eberhard Schoeneburg to an aggregate amount of approximately $1,100,000. This amount has not been paid back in 2002. In addition, we received from Mr. Schoeneburg another accumulated loan amount of approximately $566,500 during 2002. These loans and advanced funds bear interest at 10%, are unsecured and are due on demand. As a result of our current liquidity shortfall and current economic conditions, as of December 31, 2002, Mr. Schoeneburg has deferred wages payable to him in 2002 in excess of $149,000.

Even though we are continuously trying to raise additional funds from third parties our current liquidity depends on Mr. Schoeneburg's ability and willingness to provide further funds for operations for the Company. These factors create a substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might come from the outcome of this uncertainty.

OTHER

In May 1999, we entered into a joint venture with an international retailer in the field of e-commerce. The main focus of this joint venture is to sell consumer goods over the internet using deep discounts and high volume, both in terms of transactions and web visits. As part of the transaction, we licensed our SmartBot technology to the joint venture. In addition, we provided products and software development and consulting services to the joint venture and receive payments for this contribution. Our partner in the joint venture will be responsible for using its purchasing relationships to obtain certain consumer products which will be sold on the joint venture's e-commerce Website. We allocated up to $2,150,000 of the proceeds from our initial public offering to purchase our 50% interest in this joint venture and to meet our obligations to contribute additional capital to the joint venture. As of December 31, 2000, we had made a total investment of $1,932,169 in this joint venture. As the joint venture so far has not generated a positive cash flow several rounds of financing took place thereafter in January 2002 and the latest in March 2003. We decided not to participate in these rounds and therefore our ownership interest in the joint venture has been decreased to less then 2%. We also hold a minority ownership stake of less then 2% in Triple Hop Inc., a New York based information retrieval and knowledge-management company. We acquired this stake in exchange for the usage rights of some of our products and certain services rendered.

We have incurred losses for income tax purposes for fiscal years 2001 and 2002. These losses will be available to carry forward and may reduce income taxes, if any, in future periods.

ITEM 7. FINANCIAL STATEMENTS

Consolidated Financial Statements and supplementary data, including financial statement schedules, appear at pages F-1 through S-1 of this report on Form 10-KSB.

Index to Consolidated Financial Statements:.

Independent Auditors' Report.                                        F-1

Consolidated Financial Statements:

Consolidated Balance Sheet as of December 31, 2002                   F-2

Consolidated Statements of Operations for the years ended
December 31, 2001 and 2002                                           F-3

Consolidated Statements of Changes in Stockholders' Deficit for
the years ended December 31,  2001 and 2002                          F-4

Consolidated Statements of Cash Flows for the years ended
December 31, 2001 and 2002                                           F-5

Notes to Consolidated Financial Statements                           F-6 - F-17

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders

Artificial Life, Inc.

We have audited the accompanying consolidated balance sheet of Artificial Life, Inc. as of December 31, 2002 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Artificial Life, Inc. as of December 31, 2001, were audited by other auditors whose report dated March 29, 2002, expressed an unqualified opinion on those statements and included a going concern explanatory paragraph.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Artificial Life, Inc. as of December 31, 2002, and the consolidated results of operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered a net loss of $2,034,682 during the year ended December 31, 2002, and has a stockholders' deficit and a working capital deficit of $3,541,395 and $3,551,220 respectively, at December 31, 2002. These conditions raise substantial doubt about the company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Horwath Gelfond Hochstadt Pangburn, P.C.
Denver, Colorado

April 18, 2003

                              ARTIFICIAL LIFE, INC.
                           CONSOLIDATED BALANCE SHEETS

                                December 31, 2002

ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                $         29
    Accounts receivable, trade, net of allowance for doubtful
    accounts of $3,650,000                                                         22,000
    Prepaid expenses and other current assets                                       2,308
                                                                             ------------

TOTAL CURRENT ASSETS                                                               24,337
                                                                             ------------

OTHER ASSETS
Deposits and other assets                                                           9,825
                                                                             ------------

TOTAL ASSETS                                                                 $     34,162
                                                                             ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                         $  1,335,906
    Note payable - officer/stockholder                                          1,517,051
    Accrued expenses                                                              722,600
                                                                             ------------

TOTAL CURRENT LIABILITIES                                                       3,575,557
                                                                             ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
    Preferred stock, $.01 par value; 5,000,000 shares
    authorized, no shares issued and outstanding                                       --
    Common stock, $.01 par value; 30,000,000 shares authorized, 12,087,758
      shares issued and outstanding                                               120,878
    Additional paid-in capital                                                 26,729,523
    Notes receivable from stockholders                                            (19,577)
    Accumulated deficit                                                       (30,372,219)
                                                                             ------------

TOTAL STOCKHOLDERS' DEFICIT                                                    (3,541,395)
                                                                             ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                  $     34,162
                                                                             ============

See accompanying notes to consolidated financial statements.

                              ARTIFICIAL LIFE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2001 and 2002

                                                                     2001           2002
                                                                     ----           ----
REVENUES
Trade:
         Software license agreements                             $  1,919,464    $  1,550,000
         Application services                                       1,710,749         249,964
                                                                 ------------    ------------

TOTAL REVENUES                                                      3,630,213       1,799,964
                                                                 ------------    ------------

OPERATING EXPENSES
         General and administrative                                 4,603,697       1,567,429
         Engineering and cost of sales                              3,313,920          99,265
         Research and development                                     239,373         151,283
         Sales and marketing                                        1,630,995          54,709
         Provision for doubtful accounts                               40,670       1,725,363
         Net restructuring charges                                    395,676              --
                                                                 ------------    ------------

TOTAL OPERATING EXPENSES                                           10,224,331       3,598,049
                                                                 ------------    ------------

LOSS FROM OPERATIONS                                               (6,594,118)     (1,798,085)

OTHER INCOME (EXPENSES)
         Foreign exchange loss                                        (17,401)             --
         Write down of investment in unconsolidated subsidiary       (125,000)       (125,000)
         Interest income                                               17,535           7,728
         Interest expense                                            (124,778)       (119,325)
                                                                 ------------    ------------

NET LOSS                                                         $ (6,843,762)   $ (2,034,682)
                                                                 ============    ============

BASIC AND DILUTED NET LOSS PER SHARE                             $      (0.65)   $      (0.18)
                                                                 ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING USED
         IN PER SHARE CALCULATION                                  10,531,850      11,483,038
                                                                 ============    ============


See accompanying notes to consolidated financial statements.

                              ARTIFICIAL LIFE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                     Years Ended December 31, 2001 and 2002

                                       Common Stock         Additional                    Retained        Other            Total
                                -------------------------    Paid-in         Notes        Earnings     Comprehensive   Shareholders'
                                  Shares        Amount       Capital       Receivable     (Deficit)        Loss           Deficit
                                ----------   ------------  ------------   ------------   ------------  -------------   -------------
Balance at December 31, 2000    10,303,469   $    103,035  $ 25,379,538   $   (198,301)  $(21,493,775)  $   (373,719)  $  3,416,778
Issuance of common stock           625,000          6,250       454,736        (26,000)            --             --        434,986
Stock options issued for
services rendered                       --             --       515,842             --             --             --        515,842
Repayment of notes
receivable from
stockholders net of
increases for accrued
interest                                --             --            --         82,465             --             --         82,465
Comprehensive loss:
Net loss                                --             --            --             --     (6,843,762)            --     (6,843,762)
Foreign currency
translation
adjustment                              --             --            --             --             --        373,719        373,719
                              ------------   ------------  ------------   ------------   ------------   ------------   ------------

Total comprehensive
  loss                                                                                                                   (6,470,043)
                                                                                                                       ------------

Balance at December 31, 2001    10,928,469        109,285    26,350,116       (141,836)   (28,337,537)            --     (2,019,972)
Issuance of common stock
In private placement               419,999          4,200       121,800             --             --             --        126,000
Issuance of common stock
for reduction in accrued
expenses                            25,000            250        19,750             --             --             --         20,000
Common stock issued upon
exercise of options for
reduction of accrued expenses      700,000          7,000       238,000             --             --             --        245,000
Correction of outstanding
common shares                       14,290            143          (143)            --             --             --             --
Repayment of notes
receivable from
stockholders net of
increases for accrued
interest                                --             --            --        122,259             --             --        122,259
Net loss                                --             --            --             --     (2,034,682)            --     (2,034,682)
                              ------------   ------------  ------------   ------------   ------------   ------------   ------------

Balance at December 31, 2002    12,087,758   $    120,878  $ 26,729,523   $    (19,577)  $(30,372,219)  $         --   $ (3,541,395)
                              ============   ============  ============   ============   ============   ============   ============

See accompanying notes to consolidated financial statements.

                              ARTIFICIAL LIFE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2001 and 2002


                                                                                  2001           2002
                                                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                      $(6,843,762)   $(2,034,682)
Adjustments to reconcile net loss to net cash used by operating activities:
        Depreciation and amortization                                           1,271,677        368,518
        Increase in allowance for doubtful accounts                                    --      1,725,363
        Write down of investment in unconsolidated subsidiary                     125,000        125,000
        Fixed assets write-off                                                         --          9,895
        Capitalized software write-off                                                 --         71,398
        Net restructuring charges                                                 395,676             --
        Interest income accrued on notes receivable from stockholders             (17,535)        (3,741)
        Interest expense accrued on notes payable to a stockholder                     --        119,325
        Stock options issued for services rendered                                515,842             --
        (Increase) decrease in due from former parent and affiliates              159,050             --
        (Increase) decrease in accounts receivable, trade                         600,734     (1,322,363)
        Increase (decrease) in due to/from officer/stockholders                    67,959        149,727
        (Increase) decrease in prepaid expenses and other assets                  (11,264)        61,296
        Increase (decrease) in accounts payable and accrued expenses            1,387,629        419,513
        Decrease in deferred revenue                                             (138,725)       (90,000)
                                                                              -----------    -----------

            Net cash used by operating activities                              (2,487,719)      (400,751)
                                                                              -----------    -----------

Cash flows from investing activities:
Purchases of property and equipment                                              (308,193)            --
Proceeds from sales of property and equipment                                      76,500             --
Cash of subsidiaries sold or in bankruptcy                                        (93,177)            --
                                                                              -----------    -----------

            Net cash used by investing activities                                (324,870)            --
                                                                              -----------    -----------

Cash flows from financing activities:
Proceeds from issuance of common stock, net                                       250,000        126,000
Proceeds from advances from officer/stockholder                                 1,135,000        566,500
Proceeds from bank credit lines                                                 1,006,671             --
Repayment of notes receivable from stockholders                                   100,000        126,000
Repayment of note payable and advances from officer/stockholder                   (40,000)      (427,832)

            Net cash provided by financing activities                           2,451,671        390,668
                                                                              -----------    -----------

Effect of exchange rate changes on cash                                          (358,666)            --
                                                                              -----------    -----------

Net decrease in cash and cash equivalents                                        (719,584)       (10,083)
Cash and cash equivalents at beginning of year                                    729,696         10,112
                                                                              -----------    -----------

Cash and cash equivalents at end of year                                      $    10,112    $        29
                                                                              ===========    ===========

Supplemental disclosure of cash flow information:
Interest paid                                                                 $    43,796             --
Proceeds from exercise of stock options applied as a reduction of accrued
      salary expense                                                                   --    $   245,000
Common stock issuance applied as a reduction of accrued expense                   184,986         20,000

See accompanying notes to consolidated financial statements

                              ARTIFICIAL LIFE, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years Ended
                           December 31, 2001 and 2002

1. Organization, Going Concern, Results of Operations and Management's Plans

Organization, Background, and Nature of Operations:

Artificial Life, Inc. ("Artificial Life" or the "Company") develops, markets and supports "intelligent" software robots ("bots"). The Company's bots, known as "SmartBots(TM)," are software programs that the Company designs to automate and simplify time-consuming and complex business-related Internet functions such as Web navigation, direct marketing, user profiling, information gathering, messaging, knowledge management, sales response and call center automation and financial management and planning. In 2001, the Company refocused and restructured its business to adjust to the global market downturn for internet related business activities. As a consequence, the Company expects that an increasing percentage of its future revenues will be derived from licenses and contracted enhancement services associated with its existing software robot products.

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

                              ARTIFICIAL LIFE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years Ended
                           December 31, 2001 and 2002

1. Organization, Going Concern, Results of Operations and Management's Plans (continued)

Organization, Background, and Nature of Operations (continued):

Due to continuing losses the Company restructured its operations in the second quarter of 2001, implemented a significant cost reduction program, and began efforts to sell intellectual property for direct use into third-party systems. In connection with the Company's restructuring, the Company shut down and sold all of the stock of Artificial Life Rus for a nominal value on May 25, 2001, and the buyer assumed all outstanding liabilities of Artificial Life Rus as part of the transaction.

In addition, the Company ceased operations of Artificial Life Deutschland and Artificial Life Schweiz in May 2001 and bankruptcy and dissolution proceedings were commenced in June 2001 for both entities. At that time, the Company took steps to reduce its U.S. operations, including a reduction of office facilities, the relocation of its offices to temporary offices in New York, New York, and the termination of most of its staff. The Company did not provide any termination benefits to terminated employees. The Company intends to use subcontractors to meet its staffing needs in the immediate future, while focusing its efforts on the sale and support of its existing products including contracted enhancements of existing products and the sale of non-exclusive source code licenses. As a result of these restructuring efforts, the Company incurred net restructuring charges in 2001 of $395,676.

In May 2002, the Company relocated its executive office to Hong Kong to focus on the Asian market and no longer maintains a direct sales office in the United States. In November and December, 2002, the Company terminated its contracts with its Chief Operating Officer, Frank Namyslik and Chief Financial Officer, Phaik Chin Lim respectively.

Going Concern, Results of Operations and Management's Plans:

The Company's financial statements for the year ended December 31, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2002, the Company reported a net loss of $2,034,682, and at December 31, 2002 has a stockholders' deficit and a working capital deficit of $3,541,395 and $3,551,220, respectively. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

1) The Company is continuing to pursue short-term borrowings and other direct share placement opportunities to meet its anticipated liquidity shortfalls.
2) The Company's CEO has agreed to postpone his claim for 2002 salary owed to him by the Company of $149,727 at December 31, 2002.

The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unsuccessful in implementing these plans, or otherwise unable to continue as a going concern.

Management Estimates:

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions involve the areas of collection of receivables, valuation of investment in unconsolidated subsidiaries, valuation of equity instruments issued, contract costs, depreciation and amortization, accruals pertaining to pending litigation and certain other accruals, among others. Actual results could differ from those estimates.

                              ARTIFICIAL LIFE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years Ended
                           December 31, 2001 and 2002

2. Summary of Significant Accounting Policies

Basis of Consolidation:

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

All assets and liabilities of Artificial Life Asia which has the Hong Kong Dollar as its functional currency, are translated at the year-end exchange rate. The operations of these companies included in the consolidated statement of operations are translated using the weighted average exchange rate during the period. Translation gains and losses are not included in determining net loss but are accumulated as a separate component of stockholder's equity. Foreign currency transaction gains and losses are included in determining net loss.

Cash Equivalents:

Cash equivalents consist of short-term investments with original maturities of three months or less when purchased. The Company maintains its cash and cash equivalents in checking, savings and money market accounts.

Property and Equipment:

Property and equipment is stated at cost. Depreciation and amortization is provided on the straight-line basis over the estimated useful lives of the respective assets (three to five years). Expenditures for maintenance, repairs and minor renewals are charged to expenses as incurred. Betterments and major renewals are added to the property and equipment accounts at cost.

Revenue Recognition, Concentrations and Credit Risk

The Company's revenues consist principally of license fees earned from the licensing of the Company's software, related consulting and implementation services, and training. American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2) provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. In accordance with SOP 97-2, revenue from up front software license agreements is recognized when delivery has occurred, collection is deemed probable, the fee is fixed or determinable and the vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement.

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

In 2001, the Company recognized revenue from one customer in the amount of $1,700,000 representing 46.8% of total revenue. The Company had 82.4% of its accounts receivable due from one other customer at December 31, 2001.

In 2002, the Company recognized revenue from one customer in the amount of $750,000 representing 41.7% of total revenue. At December 31, 2002, accounts receivable are due from one customer.

                              ARTIFICIAL LIFE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years Ended
                           December 31, 2001 and 2002

2. Summary of Significant Accounting Policies (continued)

Advertising Expense:

Advertising costs are charged to expense when incurred. Advertising costs amounted to $32,399 in 2001 and $4,709 in 2002.

Comprehensive Loss:

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

Computation of Net Loss Per Share:

In accordance with SFAS No. 128, "Computation of Earnings Per Share," a basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period and the weighted average dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the Treasury Stock method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive. All common equivalent shares of the Company are not dilutive. Therefore, diluted earnings per share is the same as basic earnings per share.

Stock-Based Compensation:

The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds are credited to equity. The pro forma impact on the Company's loss has been disclosed in the Notes to Consolidated Financial Statements as required by SFAS No. 123 (see note 8).

Income Taxes:

Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A deferred tax asset is recorded for any net operating loss, capital loss and tax credit carry forward for income tax purposes, to the extent their realization is more likely than not. As changes in tax laws or rates are enacted, deferred tax assets and liabilities will be adjusted through the provision for income taxes.

                              ARTIFICIAL LIFE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years Ended
                           December 31, 2001 and 2002

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements:

In January 2003, the Financial Accounting Standards Board ("FASB") issued SFAS Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity ("VIE") to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to VIE's created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for VIE's created prior to February 1, 2003. As the Company does not currently have an interest in a VIE, management does not expect that the adoption of FIN 46 will have a significant immediate impact on the financial condition or results of operations of the Company.

In November 2002, the FASB issued SFAS Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others". FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Company is currently evaluating the recognition provisions of FIN 45, but does not expect that the adoption of FIN 45 will have a significant immediate impact on the financial condition or results of operations of the Company, as the Company has made no guarantees.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement was effective for the Company on January 1, 2002. The Company determined that adoption of this pronouncement did not have an impact on the Company's financial position or results of operations.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited after that date. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. Thus, amortization of goodwill and intangible assets with indefinite lives will cease upon adoption of the statement. SFAS No. 142 was adopted by the Company on January 1, 2002. The Company determined that adoption of these pronouncements did not have an impact on the Company's financial position or results of operations.

3. Accounts receivable

Accounts receivable as of December 31, 2002 were $22,000. In 2002, the Company was unable to collect accounts receivable from two major German clients and one client entered into bankruptcy proceedings in Germany. Therefore the Company recorded a bad debt expense in the amount of $1,725,363 for the year ended December 31, 2002, including $855,000 in the fourth quarter as a result of management's determination at that time, that certain accounts receivable may no longer be collectible.

During the year ended December 31, 2002, an account receivable of $150,000 was reduced in return for market research services provided by one of the Company's customers. These services were recorded as research and development expenses. Also, an account receivable of $84,000 was reduced in return for support services in Europe by one of the Company's customers. These expenses were recorded as general and administrative expenses during the year.

                              ARTIFICIAL LIFE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years Ended
                           December 31, 2001 and 2002

3. Accounts receivable (continued)

During the year ended December 31, 2002, approximately 63% and 24% of revenues were generated from customers in Europe and Hong Kong, respectively.

4. Related Party Transactions

During 2002, the Company received total advances of $566,500 (plus unpaid 2002 salary of $149,727) from and repaid $427,832 to the Chief Executive Officer. The total amount remaining outstanding at December 31, 2002 including accrued interest of $119,325, was approximately $1,517,000. The advances bear interest at 10%, are unsecured and are due on demand. The advances are intended to be converted into an interest bearing term loan and, in part or in total, may be converted into equity at a later date, subject to the approval of the Company's stockholders.

5. Income Taxes

There is no provision for income taxes for years ended December 31, 2001 and 2002, as the Company incurred a loss during the two years ended December 31, 2002. At December 31, 2002, the Company had approximately $24,000,000 of federal and state net operating loss carry forwards expiring through 2021 and 2006, respectively. The net operating loss carry forwards may be subject to annual limitations based on ownership changes in the Company's common stock as provided by in Section 382 of the internal Revenue Code.

The difference between actual income tax expense and expected income tax expense computed by applying the U.S. federal income tax rate of 34% to loss before provision for income taxes is explained as follows:

                                                     Year Ended     Year Ended
                                                    December 31,   December 31,
                                                        2001           2002
                                                        ----           ----

Expected income tax benefit                         $(2,326,879)   $  (692,000)
State taxes, net of federal income tax benefit         (684,376)
Change in valuation reserve on deferred tax asset     2,453,860        692,000
Other                                                     7,395
                                                    -----------    -----------

Provision for income taxes                          $        --    $        --
                                                    ===========    ===========

                              ARTIFICIAL LIFE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years Ended
                           December 31, 2001 and 2002

5.       Income Taxes (continued)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2002 are presented below:

                                             December 31,    December 31,
                                                 2001            2002
                                                 ----            ----
Deferred tax assets:
Federal net operating loss carryforwards     $  7,484,906    $  8,177,000
State net operating loss carryforwards          3,634,231       3,634,000
Federal and State R&D credit carryforwards         49,830          50,000
Other                                              50,503          50,000
                                             ------------    ------------

                                               11,219,470      11,911,000

Valuation allowance on deferred tax asset     (11,190,714)    (11,882,000)
                                             ------------    ------------

                                                   28,756          29,000
                                             ------------    ------------
Deferred tax liability:
Capitalized software development costs             28,756          29,000
                                             ------------    ------------

Net deferred tax asset                       $         --    $         --
                                             ============    ============

6. Commitments and Contingencies

Leases:

The Company currently leases office space in Hong Kong on a month-to-month basis. Rent expense for the years ended December 31, 2001 and 2002 amounted to approximately $677,800 and $85,486 respectively.

Employment Contract:

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

The Company is currently negotiating the settlement of claims for unpaid wages and vacation pay of approximately $108,000, representing the maximum amount of damages claimed with respect to this matter, in connection with its operations in the United States.

Contingencies:

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

                              ARTIFICIAL LIFE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years Ended
                           December 31, 2001 and 2002

6. Commitments and Contingencies (continued)

Contingencies (continued):

In September 2001 Copley Place Associates filed suit against the Company in Massachusetts Superior Court alleging that the Company had breached its commercial lease by vacating its former Boston, Massachusetts corporate headquarters prior to the expiration of the lease term. Copley Place Associates has alleged damages of approximately $585,000 and the court granted their motion for summary judgment on March 4, 2002. Damages assessed by the court in July 2002 have confirmed the summary judgement. The Company offered Copley Place Associates a complete settlement of the matter for $50,000, but no final settlement has been achieved. The Company has accrued $100,000 in connection with this matter.

In connection with claims for unpaid wages and vacation pay made by former employees of the Company's United States operations, the Company accrued $108,000 representing the potential liability for these asserted claims with respect to this matter confirmed by the Administrative Law Magistrate. The Company is currently negotiating settlements with certain of these employees.

7. Profit Sharing Plan

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

Profit sharing expense for the years ended December 31, 2001 and 2002 amounted to approximately $26,800 and $0, respectively.

8. Stockholders' Deficit

Common Stock:

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

In July 2002, the Company issued 336,666 common shares in connection with a private placement. The total cash proceeds to the Company amounted to $101,000. In connection with this transaction, the Company granted options to purchase 117,833 shares of common stock with an exercise price of $0.30 per share for a period of 36 months.

In July 2002, the Company issued 25,000 shares of common stock to settle, in full, an account payable in the amount of $20,000 to a financial services consulting company for fund raising support services rendered to the Company in 2000 and 2001.

In September 2002, the Company issued 83,333 common shares in connection with a private placement and received cash proceeds of $25,000.

                              ARTIFICIAL LIFE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years Ended
                           December 31, 2001 and 2002

8. Stockholders' Equity (continued)

Stock Option Plan:

On April 1, 1998, the Company adopted the 1998 Equity Incentive Plan (the "Plan") which, as amended, provides for the issuance of both non-statutory and incentive stock options to employees, officers, directors and consultants of the Company. The Company reserved 3,700,000 shares of common stock to be issued under the Plan.

>From January 6, 2002 through June 6, 2002, the Company issued to its secretary options to purchase 131,653 shares of common stock at prices ranging from $0.48 to $1.08 per share.

On April 1, 2002, the Company granted to the president of the Company options to purchase 300,000 shares of common stock at $1.06 per share. The options vested over a one-year period and were exercisable through April 2012, contingent upon continuous employment by the Company. In June 2002, the president of the Company resigned. The exercise rights to any unvested options granted expired upon resignation.

On June 27, 2002, the Company granted the Company's former managing director of Asia Pacific, options to purchase 100,000 shares of common stock at an exercise price of $0.75 per share. The options vested immediately and were exercisable through June 2005. The options expired upon the managing director's resignation in January 2003.

On June 4, 2001, the Company issued to its Chief Financial Officer options to purchase 300,000 shares of common stock at $0.35 per share. The options had a 3 year life and vested immediately. On June 30, 2002, the Company's Chief Financial Officer exercised options to purchase 300,000 shares of common stock at an exercise price of $0.35 per share. Accrued salary of $105,000 was applied to pay for the shares.

On June 20, 2001, the Company issued to its Chief Operations Officer options to purchase 200,000 shares of common stock at $0.35 per share. The options had a 3-year term and vested immediately. On June 30, 2002, the Company's Chief Operations Officer exercised these options and purchased 200,000 shares of common stock at an exercise price of $0.35 per share. Accrued expenses of $70,000 owed to the Chief Operations Officer were applied to pay for the shares. On December 12, 2001, the Company issued to its Chief Operations officer options to purchase 100,000 shares of common stock at $0.60 per share. The options had a 3-year term and vested one year from grant date. These options expired in 2002 upon resignation of the Chief Operations Officer.

During 2002, an additional 400,000 options expired.

                              ARTIFICIAL LIFE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years Ended
                           December 31, 2001 and 2002

8. Stockholders' Equity (continued)

Stock Option Plan (continued):

A summary of the status of the Company's stock options under the Plan as of December 31, 2001 and 2002 and the changes during the years then ended is presented below:

                                              2001                      2002
                                    ------------------------  ------------------------
                                                   Weighted-                Weighted-
                                                    Average                  Average
                                                   Exercise                 Exercise
                                      Shares        Price        Shares       Price
                                      ------        -----        ------       -----
Outstanding at beginning of year    1,303,671    $    15.93    1,675,000    $     2.93
Granted                             1,995,000          0.39      649,486          0.98
Exercised                            (400,000)         0.35     (500,000)         0.35
Cancelled or expired               (1,233,671)        13.48     (700,000)         0.98
                                   ----------    ----------   ----------    ----------

Outstanding at end of year          1,675,000    $     2.93    1,124,486    $     2.29
                                   ==========    ==========   ==========    ==========

Options exercisable at end of
 year                               1,250,000                   450,000
                                   ==========                 ==========

The following table summarizes information about stock options outstanding under the Plan at December 31, 2002:

                                 Options Outstanding                                 Options Exercisable
                                 -------------------                                 -------------------

                                  Weighted Average       Weighted                      Weighted Average      Weighted
Range of               Number        Remaining           Average           Number         Remaining           Average
Exercise Price      Outstanding   Contractual Life    Exercise Price     Outstanding   Contractual Life    Exercise Price
--------------      -----------   ----------------    --------------     -----------   ----------------    --------------
$0.10-$1.00          1,124,486          2.75              $2.29             450,000          3.02              $2.29

On June 4, 2001, the Company issued to its Chief Financial Officer warrants to purchase 200,000 shares of common stock at $0.35 per share. The warrants had a 3 year life and vested immediately. On June 30, 2002, the Company's Chief Financial Officer exercised these warrants and purchased 200,000 shares of common stock at an exercise price of $0.35 per share. Accrued salary of $70,000 was applied to pay for the shares.

On December 12, 2001, the Company issued to its Chief Operations Officer warrants to purchase 200,000 shares of common stock at $0.60 per share. The warrants had a 4-year term and vested one year from date of issuance. These warrants expired in 2002 upon resignation of Chief Operations Officer.

On April 1, 2002, the Company granted to the president of the Company warrants to purchase 700,000 shares of the Company's common stock at $1.06 per share. These warrants were issued pursuant to Section 4 (2) of the Securities Act of 1933, as amended. The warrants vested over a one-year period and were exercisable through April 2012, contingent upon continuous employment by the Company. In June 2002, the president of the Company resigned. The exercise rights to any unvested warrants granted expired upon resignation.

                              ARTIFICIAL LIFE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years Ended
                           December 31, 2001 and 2002

8. Stockholders' Equity (continued)

Stock Option Plan (continued):

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its Plan.

The fair value was estimated at the date of grant using the following weighted average assumptions:

                                                         2001              2002
                                                         ----              ----

Risk Free interest rate ..............................    3.2%             2.83%
Dividend yield .......................................   None              None
Expected life of options in years ....................   1.50              1.50
Expected volatility ..................................  236.6%            337.6%

Option valuation models require the input of highly subjective assumptions including the expected life of the options and their expected volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. The Company's pro forma information for 2001 is as follows:

Pro forma net loss ....................................             $(7,772,973)
Pro forma net loss per share ..........................                  $(0.74)

Pro forma financial information for 2002 would not differ materially from that reported.

The pro forma net loss per share above is calculated using the weighted average number of shares of common stock outstanding as described in Note 2. The weighted average fair value of options granted during the years ended December 31, 2001 and 2002 was $0.41and $0.80, respectively.

Other Stock Options and Warrants:

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

                              ARTIFICIAL LIFE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Years Ended
                           December 31, 2001 and 2002

8. Stockholders' Equity (continued)

Other Stock Options and Warrants (continued):

During 2001, the Company granted the following warrants to purchase 466,000 shares of the Company's common stock to the Company's secretary and representative of the Company's attorneys in consideration for legal services rendered:

Date                           Shares         Exercise Price          Term
----                           ------         --------------          ----

April 27, 2001                 35,000              $0.50             4 years
June 7, 2001                  350,000              $0.10             4 years
November 6, 2001               81,000              $0.42             5 years

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

9. Receivable From Stockholders

In connection with the exercise of options in 2000, the Company received a note receivable of which $19,577 was outstanding at December 31, 2001 and 2002.

10. Accrued Expenses

Accrued expenses at December 31, 2002 consist of the following:

Accrued salaries                                                        $112,566
Accrued vacations                                                         87,932
Accrued and withheld payroll taxes                                        21,399
Other liabilities                                                        500,703
                                                                        --------

Total accrued expenses                                                  $722,600
                                                                        ========

11. Investments in Unconsolidated Subsidiaries

In October 2000, the Company entered into a sales agreement with an e-commerce company, whereby the Company exchanged rights to certain Web-based licenses for stock in the e-commerce company. The amount of stock received was approximately 4% of the total stock issued by the e-commerce company and was valued at $250,000. This investment was carried on the cost basis. The Company provided a write down of this investment in the amount $125,000 in 2001. During the fourth quarter of 2002, in connection with the Company's evaluation of this investment, management determined that a decline in value was other than temporary and wrote off the remaining $125,000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

On May 1, 2002, the Company determined to end the engagement with Wolf & Company, P.C. as independent auditors and engaged Horwath Gelfond Hochstadt Pangburn, P.C. to serve as independent auditors for 2002. The Company's audit committee and Board of Directors approved the decision to change the independent auditors. The report of Wolf & Company, P.C. on the financial statements for the year ended December 31, 2001 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle and included a `going concern' explanatory paragraph. There was no disagreement with Wolf & Company, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Wolf & Company, P.C. would have caused them to make a reference thereto in their report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS OF THE REGISTRANT.

DIRECTORS. The following table sets forth certain information regarding our directors as of December 31, 2002:

NAME                       AGE     POSITION

Eberhard Schoeneburg ....  46       Chairman of the Board, President,
                                    Chief Executive Officer and Treasurer
Dr. Gert Hensel .........  48       Director
Claudia Alsdorf .........  36       Director

EBERHARD SCHOENEBURG has been our founder, President and Chairman of our Board of Directors since November 1994. He was chief executive officer from November 1994 to May 1996 and from October 1997 to the present. We were founded in November 1994 as Neurotec International Corp., a wholly owned subsidiary of Neurotec GmbH, a German multimedia and Internet solutions company owned by Mr. Schoeneburg and two corporate investors: a major German retailer and an industrial conglomerate. Neurotec GmbH was part of the Neurotec Group, a group of high tech companies founded in Germany by Mr. Schoeneburg in 1993. In 1997, he sold all of his shares in Neurotec GmbH to the remaining stockholders and contemporaneously purchased 100% of the shares of Neurotec International Corp. from Neurotec GmbH. From 1989 to 1994 Mr. Schoeneburg was a professor for industrial applications of artificial intelligence at Fachhochschule Furtwangen, Germany. From 1988 to 1993, he was the chairman of the BIT Group, a group of five German high-tech companies which he founded in 1988. Mr. Schoeneburg was awarded the First Prize of the Berlin Innovation Award in 1990 for the development of the first European Neural Compiler and again in 1992 for the development of an expert system for detecting chemical hazards for Procter and Gamble. He has published five course books on a wide variety of topics such as computer viruses, neural networks, evolution strategies and genetic programming. Mr. Schoeneburg has successfully launched over 20 high tech companies on three continents over the last 20 years.

CLAUDIA ALSDORF joined our board of directors in August 2001, filling the vacancy created by an increase in the number of directors on the board. In 1999, Ms. Alsdorf co-founded echtzeit AG where she was principally responsible for the preparation of an initial public offering of echtzeit AG securities on the German Neuer Markt exchange, as well as initiating a joint venture with a German retailer for three-dimensional product presentations and online catalogues. In 1996, Ms. Alsdorf founded echtzeit USA in San Francisco, and was mainly responsible for the initiation of operations with United States- based companies. In 1995, Ms. Alsdorf co-founded echtzeit Gesellschaft fur mediales Gestalten mbH, a developer of computing environments for e-commerce and communications both on the desktop and for large-scale multi-user Internet environments, with subsidiaries in Berlin, Cologne and Zurich. Ms. Alsdorf is currently a corporate communications executive at SAP AG, Germany.

DR. GERT HENSEL joined our board of directors in July 2001, filling the vacancy created by an increase in the number of directors on the board following the resignation of three members of our board of directors during the second quarter of our current fiscal year and the subsequent decrease in the size of our board. Since January 2000, Dr. Hensel has been the chief operating officer and founder of VICUS Grundstuecksservice GmbH, a real estate management company. From January 1998 to January 2000, Dr. Hensel was the founder and a shareholder of Weiss-Grundstuecksverwaltungs--und Entwicklungsgesellschaft mbH Erkner, a real estate management company. Since January 1995, Dr. Hensel has been a corporate fiduciary for BIT GmbH, Berlin and a manager of DABU Accounting services.

On November 12, 2002, Frank Namyslik resigned as director of the Company.

On November 16, 2002, Mr. Hartmut Meyer resigned as a director of the Company for personal reasons.

EXECUTIVE OFFICERS. The following table sets forth certain information regarding our executive officers as of December 31, 2002:

NAME                       AGE    POSITION

Eberhard Schoeneburg       46     Chairman of the Board, Chief Executive Officer
Ernest Axelbank            24     Chief Technology Officer

During 2002 several executive officers have resigned or their contracts have been terminated by the Company to further reduce overhead costs. On November 5, 2002, the Company terminated its contract with Frank Namyslik, former COO of the Company. In August 2002 Ms. Lim resigned us our CFO and resumed a position as an independent consultant from September 2002 through December 2002.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Our executive officers and directors are required under Section 16(a) of the Exchange Act to file reports of ownership of our securities and changes in ownership with the Securities and Exchange Commission. Copies of those reports must also be furnished to us. Based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, we believe that during 2002 our executive officers and directors complied with all applicable Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION. The following tables set forth certain information with respect to compensation paid or accrued for services rendered to us in all capacities for the fiscal year ended December 31, 2002 by our chief executive officer and our two other most highly compensated executive officers whose salary and bonus exceeded $100,000 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                ANNUAL COMPENSATION    LONG TERM COMPENSATION
                                -------------------    ----------------------
                                                                          SECURITIES
                                                        OTHER ANNUAL      UNDERLYING
NAME AND PRINCIPAL POSITION   YEAR   SALARY($)  BONUS   COMPENSATION ($)    OPTIONS
---------------------------   ----   ---------  -----   ----------------    -------
Eberhard Schoeneburg          2002    149,000     0        11,500(1)              0
President and Chief           2001    319,440     0        10,000(1)              0
Executive Officer.......

Frank Namyslik (2)            200     260,000     0             0                 0
Chief Operating Officer.      2001     60,000     0             0           300,000

Phaik Chin Lim (3)            2002     83,000     0        11,500(4)              0
Chief Financial Officer.      2001    123,396     0        10,000(4)        300,000

Bill Lucky (5)..........      2002          0     0             0           300,000
President...............      2001          0     0             0                 0

(1) Consists of rental payment stipend for an apartment occupied by Mr. Schoeneburg.

(2) Mr. Namyslik assumed the position of chief operating officer in August 2001 with a monthly compensation of $12,000. On April 1, 2002, Mr. Namyslik voluntarily agreed to a pay-cut of 50% going forward. On June 30, 2002, Mr. Namyslik, exercised options to purchase 200,000 shares of common stock with an exercise price of $0.35 per share. Accrued salary of $70,000 was applied to pay for these shares. After the Company's re-location to Hong Kong in May 2002, Mr. Namyslik worked only occasionally for the Company out of New York. The Company granted him 2 months salary for this period.

(3) Ms. Lim assumed the position of chief financial officer in June 2001 with an annual salary of $200,000. On April 1, 2002, Ms. Lim voluntarily agreed to a pay-cut of 50% going forward. On June 30, 2002, Ms. Lim exercised options and warrants granted to purchase 500,000 shares of common stock with an exercise price of $0.35 per share. Accrued salary was applied to pay for these shares. From September 2002 through December 2002 Ms. Lim worked as a consultant for the Company on commission basis and a retainer of $2,000 per month.

(4)   Consists of rental payment stipend for an apartment occupied by Ms. Lim.

(5) Mr. Lucky assumed the position of President on April 1, 2002. He did not receive any salary but was granted options to purchase 300,000 shares of common stock and warrants to purchase 700,000 shares of common stock for $1.06 per share. Mr. Lucky resigned on August 2002. All options and warrants granted have not been executed and have expired.

OPTION GRANTS IN LAST FISCAL YEAR. The following table sets forth certain information regarding options that we granted during the fiscal year ended December 31, 2002 to each of the Named Executives:

                                                 INDIVIDUAL GRANT
                                 ------------------------------------------------------        POTENTIAL REALIZABLE VALUE
                                  NUMBER OF    PERCENT OF                                      AT ASSUMED ANNUAL RATES OF
                                 SECURITIES    TOTAL OPTIONS    EXERCISE                      STOCK PRICE APPRECIATION FOR
                                 UNDERLYING    GRANTED TO       OR BASE                                OPTION TERM
                                   OPTIONS     EMPLOYEES IN     PRICE        EXPIRATION      ----------------------------
                                 GRANTED (#)   FISCAL YEAR      ($/SHARE)       DATE           5% ($)            10% ($)
                                 -----------   -----------      ---------       ----           ------            -------
NAME AND
PRINCIPAL POSITION

Eberhard Schoeneburg                      0         0%                 --          --              --                --
CEO

Frank Namyslik                            0         0%                 --          --              --                --
COO

Phaik Chin Lim                            0         0%                 --          --              --                --
CFO

Robert Duggan (1)                   131,653      24.7%      $0.48 - $1.08        2007          26,726            58,559
Secretary

Billy Lucky (2)                     300,000      56.4%              $1.06        2012          68,531           147,584
President

Philip Leung (3)                    100,000      18.8%              $0.75        2005          16,163            34,807
Managing Director
Asia

(1) All options pursuant to this grant are fully exercisable and are vested in full on December 31, 2002.

(2) All options granted pursuant to this grant are unexercised and have expired in November 2002.

(3) All options granted pursuant to this grant are unexercised and have expired in April 2003.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES.

                                                                       NUMBER OF SECURITIES
                                                                      UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                                           OPTIONS AT                IN-THE-MONEY OPTIONS
                                   SHARES                               FISCAL YEAR-END (#)         AT FISCAL YEAR-END ($)
                                 ACQUIRED ON       VALUE            --------------------------    --------------------------
NAME                             EXERCISE (#)    REALIZED ($)       EXERCISABLE  UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
                                 ------------    ------------       -----------  -------------    -----------  -------------
Eberhard Schoeneburg............         0                0            200,000       100,000            0             0
Frank Namyslik..................   200,000           70,000                  0       100,000            0             0
Phaik Chin Lim..................   500,000          175,000                  0             0            0             0

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

EMPLOYMENT AGREEMENTS. Under an executive employment Agreement dated July 1, 1998, and amended and restated as of September 1, 1998 and October 1, 2001 we have agreed to employ Eberhard Schoeneburg as president, chief executive officer and chairman of the board of directors. This employment agreement expired on September 1, 2001 and on October 1, 2001, our compensation committee voted to extend the term of this agreement through September 1, 2003. This agreement also provides that Mr. Schoeneburg's annual base salary will increase as determined by our board of directors but at not less than 10% per year and includes an incentive bonus equal to 3% of our income from operation and includes severance payments under certain conditions of approximately 300% of annual compensation. As a result of our history of operating losses, however, Mr. Schoeneburg has not received a bonus in any of our previous fiscal years. For the fiscal years ended December 31, 1999, 2000 and 2001, under the terms of this employment agreement, Mr. Schoeneburg's base salary was increased from $240,000 to $264,000, $290,400 and $319,440, respectively, in accordance with the terms of this employment agreement. As of April 1, 2002, Mr. Schoeneburg voluntarily agreed to a general salary reduction of 50% of his wages going forward. If Mr. Schoeneburg is terminated without cause (including a failure to renew the agreement) or if he terminates his employment for "good reason" (as defined in the agreement), he will be entitled to receive a lump sum payment of one to three times (depending upon whether such termination occurs before or after a change of control) the sum of (i) his base salary plus (ii) the greater of the average of his two most recent annual bonuses or his annual bonus payable in the year of termination. The agreement also contains a non-compete and non-solicitation provision which covers the longer of the term of his employment or any time period during which he serves on our board of directors, plus a period of one year thereafter.

On June 4, 2001 we entered into an employment agreement with Phaik Chin Lim, pursuant to which she had agreed to act as our chief financial officer. Pursuant to this agreement, Ms. Lim was entitled to an annual compensation of approximately $200,000. As a result of our liquidity shortfall and economic conditions, as of December 31, 2001, Ms. Lim had deferred payment on an aggregate of approximately $110,000 in wages payable to her. On April 1, 2002, Ms. Lim voluntarily agreed to a further pay-cut of 50% going forward. On June 30, 2002, Ms. Lim exercised options and warrants granted to purchase 500,000 shares of common stock with an exercise price of $0.35 per share. Accrued salary was applied to pay for these shares. Ms. Lim resigned in August 2002. From September 2002 through December 2002 Ms. Lim worked as a consultant for the Company on commission basis and a retainer of $2,000 per month. This agreement was terminated in December 2002.

In August 2001 we had entered into a consulting agreement with Mr. Namyslik for the position of chief operating officer with a monthly compensation of $12,000. As a result of our liquidity shortfall and economic conditions, as of December 31, 2001, Mr. Namyslik had deferred payments on an aggregate of approximately $36,000 in consulting fees payable to him. On April 1, 2002, Mr. Namyslik voluntarily agreed to a further pay-cut of 50% going forward. On June 30, 2002, Mr. Namyslik, exercised options to purchase 200,000 shares of common stock with an exercise price of $0.35 per share. Accrued compensation of $70,000 was applied to pay for these shares. After the Company's re-location to Hong Kong in May 2002, Mr. Namyslik worked only occasionally for the Company out of New York. The Company granted him 2 months compensation for this period. His contract was terminated in November 2002. In November 2002 Mr. Namyslik also resigned as director of the Company.

On August, 5, 2002, the Board of Directors dismissed Robert Duggan as company secretary and assigned our CEO Eberhard Schoeneburg as the new corporate secretary.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. Dr. Gert Hensel and Mr. Hartmut Meyer, both non-employee directors, did constitute our compensation committee. Dr. Hensel and Mr. Meyer each received a fully exercisable option to purchase 50,000 shares of our common stock, at an exercise price of $0.35 per share for a term of three years in connection with their joining our board of directors. On November 16, 2002, Mr. Hartmut Meyer resigned for personal reasons as director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2002 by (i) each person known by us who beneficially owns 5% or more of the our common stock; (ii) each named executive officer; (iii) each of our directors and (iv) all of our current directors and executive officers as a group.

                                                                                        SHARES OF COMMON STOCK
                                                                                        BENEFICIALLY OWNED (1)

               NAME AND ADDRESS OF BENEFICIAL OWNER (2)                               SHARES           PERCENT(3)
Eberhard Schoeneburg (4)...........................................................   3,867,377          31.9%
Claudia Alsdorf (5)................................................................      50,000              *
Dr. Gert Hensel (6)................................................................      50,000              *
Frank Namyslik ....................................................................     232,500           1.9%
Phaik Chin Lim ....................................................................     500,000           4.1%
Robert Duggan (7)..................................................................     947,689           7.8%
Bruno Gabriel (8)..................................................................     929,426           7.6%
All current directors and executive officers as a group (3 persons) (9)............   3,967,377          32.8%

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

(2) The address of each of our executive officers and directors listed in the table above is: c/o Artificial Life, Inc., Level 30, Bank of China Tower, 1 Garden Road, Central, Hong Kong.

(3) Percentage of ownership is based on 12,087,758 shares of our common stock outstanding as of April 4, 2002 and all stock options which are exercisable within 60 days of April 4, 2002 for the respective individual(s) listed in the table above.

(4) Includes 200,000 shares subject to stock options which are exercisable within 60 days of April 4, 2002.

(5) Includes 50,000 shares subject to stock options which are exercisable within 60 days of April 4, 2002.

(6) Includes 50,000 shares subject to stock options which are exercisable within 60 days of April 4, 2002.

(7) Includes 431,689 shares subject to stock options and 466,000 shares subject to warrants, all of which are exercisable within 60 days of April 4, 2002 and an additional 50,000 shares purchased pursuant to an option exercised.

(8) Includes 200,000 shares held by DARUM Holding AG, a Swiss corporation in which Mr. Gabriel is a majority stockholder. Mr. Gabriel disclaims any beneficial ownership of the 200,000 shares held by DARUM Holding AG, except to the extent of his pecuniary interest in these shares, if any.

(9) Includes 300,000 shares subject to warrants, all of which are exercisable within 60 days of April 4, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.

Since December 31, 2001, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeded or exceeds $60,000 and in which any director, executive officer, holder of more than 5% of any class of our securities or any member of the immediate family of any of the foregoing individuals has or will have a direct or indirect material interest other than the transactions described below.

Under an executive employment Agreement dated July 1, 1998, and amended and restated as of September 1, 1998 and October 1, 2001 we have agreed to employ Eberhard Schoeneburg as president, chief executive officer and chairman of the board of directors. This employment agreement expired on September 1, 2001 and on October 1, 2001, our compensation committee voted to extend the term of this agreement through September 1, 2003. This agreement also provides that Mr. Schoeneburg's annual base salary will increase as determined by our board of directors but at not less than 10% per year and includes an incentive bonus equal to 3% of our income from operations. As a result of our history of operating losses, however, Mr. Schoeneburg has not received a bonus in any of our previous fiscal years. For the fiscal years ended December 31, 1999, 2000, 2001 and 2002, under the terms of this employment agreement, Mr. Schoeneburg's base salary was increased from $240,000 to $264,000, $290,400, $319,440 and
$352,000 respectively, in accordance with the terms of this employment agreement. If Mr. Schoeneburg is terminated without cause (including a failure to renew the agreement) or if he terminates his employment for "good reason" (as defined in the agreement), he will be entitled to receive a lump sum payment of one to three times (depending upon whether such termination occurs before or after a change of control) the sum of (i) his base salary plus (ii) the greater of the average of his two most recent annual bonuses or his annual bonus payable in the year of termination. The agreement also contains a non-compete and non-solicitation provision which covers the longer of the term of his employment or any time period during which he serves on our board of directors, plus a period of one year thereafter.

As a result of the economic conditions of the Company, Mr. Schoeneburg has waived wages payable to him of approximately $320,000 in 2001. On April 1, 2002, Mr. Schoeneburg voluntarily agreed to a salary reduction of 50% going forward. However, he has deferred all his salary owed to him by the Company for the year ended December 31, 2002 to the benefit of the Company.

In addition, during 2000, 2001 and the year ended 31, 2002, Mr. Eberhard Schoeneburg advanced funds to us to provide for working capital for the Company. The aggregate advanced funds as of December 31, 20002 amount to $1,517,051. The advanced funds in the year ended December 31, 2002 amount to $566,500. The advanced funds are used as a working capital loan and bear cumulative interest at 10% per year, are unsecured and are due to be paid back on demand. Interest expense on these advances amounted to $149,727 for the year ended December 31, 2002.

In January 2002 we issued to Mr. Robert Duggan, then Company secretary and a beneficial holder of greater than 5% of our outstanding common stock, an option to purchase 41,333 shares of our common stock at an exercise price of $0.48 per share in consideration of Mr. Duggan's deferral of outstanding legal fees payable by us. These options will expire in January 2007. In February 2002 we issued to Mr. Duggan, an additional option to purchase 5,470 shares of our common stock at an exercise price of $0.71 per share in consideration of Mr. Duggan's deferral of outstanding legal fees payable by us. These options will expire in February 2007. In March 2002 we issued to Mr. Duggan, an additional option to purchase 18,627 shares of our common stock at an exercise price of $0.94 per share in consideration of Mr. Duggan's deferral of outstanding legal fees payable by us. These options will expire in March 2007.

During the three month period ended June 30, 2002, the Company granted Mr. Robert Duggan, options to purchase 66,223 shares of the Company's common stock at exercise prices ranging from $0.71 to $1.08 per share. The options vested immediately and are exercisable through 2007.

On April 1, 2002, the Company granted Bill Lucky warrants to purchase 700,000 and options to purchase 300,000 shares of the Company's common stock at $1.06 per share. The warrants were issued pursuant to Section 4 (2) of the Securities Act of 1933, as amended. At the time, Mr. Lucky was employed as President of the Company. The warrants and options vested over a one year period and were exercisable through April 2012, contingent to Mr. Lucky's continuous employment by the Company. In June 2002, Mr. Lucky resigned as President of the Company and is no longer employed by the Company in any capacity. The exercise rights to any unvested warrants and options granted to Mr. Lucky expired upon termination of his employment with the Company.

On June 4, 2001 we entered into an employment agreement with Phaik Chin Lim, pursuant to which she has agreed to act as our chief financial officer. This agreement has been terminated in August 2002. Pursuant to this agreement, Ms. Lim was entitled to annual compensation of approximately $200,000. In June 2001 we issued to Ms. Phaik Chin Lim, our chief financial officer: (i) a warrant to purchase 200,000 shares of our common stock at an exercise price of $0.35 per share, and (ii) an option to purchase 300,000 shares of our common stock at an exercise price $0.35 per share in connection with Ms. Lim's assuming the position as our chief financial officer. This warrant and this option would have expired in June 2004. As a result of our current liquidity shortfall and current economic conditions, as of December 31, 2001, Ms. Lim had deferred payment on an aggregate of approximately $110,000 in wages payable to her. On April 1, 2002, Ms. Lim voluntarily agreed to a pay-cut of 50% going forward. On June 30, 2002, Ms. Lim exercised options and warrants granted to purchase 500,000 shares of common stock with an exercise price of $0.35 per share. Accrued salary was applied to pay for these shares. Ms. Lim resigned in August 2002. From September 2002 through December 2002 Ms. Lim worked as a consultant for the Company on commission basis and a retainer of $2,000 per month. This agreement was terminated in December 2002.

In August 2001, we entered into a consulting arrangement with Frank Namyslik, a member of our board of directors, to act as our chief operating officer. Pursuant to this arrangement, Mr. Namyslik was entitled to receive annual consulting fees of $144,000. As a result of our current liquidity shortfall and current economic conditions, as of December 31, 2001, Mr. Namyslik had deferred payment on an aggregate of approximately $36,000 in consulting fees payable to him. In June 2001 we issued to Mr. Frank Namyslik an option to purchase 200,000 shares of our common stock at an exercise price of $0.35 per share in connection with Mr. Namyslik's becoming a director and assuming the position as our chief operating officer. This option would have expired in June 2004. In December 2001 we issued to Mr. Namyslik: (i) a warrant to purchase 200,000 shares of our common stock, and (ii) an option to purchase 100,000 shares of our common stock, each at an exercise price $0.60 per share. This option and all other non executed options have expired. On April 1, 2002, Mr. Namyslik voluntarily agreed to a pay-cut of 50% going forward. On June 30, 2002, Mr. Namyslik, exercised options to purchase 200,000 shares of common stock with an exercise price of $0.35 per share. Accrued compensation of $70,000 was applied to pay for these shares. After the Company's re-location to Hong Kong in May 2002, Mr. Namyslik worked only occasionally for the Company out of New York. The Company granted him 2 months compensation for this period. His contract was terminated in November 2002. In November 2002 Mr. Namyslik also resigned as director of the Company.

                                     PART IV

ITEM 13. EXHIBIT AND REPORT ON FORM 8-K.

a. Documents filed as part of this Report:

1. Financial Statements

See "Index to Financial Statements" at Item 8 to this Annual Report on Form 10-KSB.

2. Reports on Form 8-K

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

EXHIBIT NO. DESCRIPTION

ITEM 15. CONTROLS AND PROCEDURES

On March 30, 2003 ("Evaluation Date"), the Company's management concluded its re-evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of the Evaluation Date, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company's reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                                   SIGNATURES

Pursuant to the requirements of Section 31 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in Hong Kong, on May 6, 2003.

                              ARTIFICIAL LIFE, INC.

                              By: /s/ Eberhard Schoeneburg

                              Eberhard Schoeneburg
                              President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                       TITLE                                 DATE
                                -----                                 ----

/s/ Eberhard Schoeneburg        President, Chief Executive           May 6, 2003
-----------------------         Officer and Director (Principal
Eberhard Schoeneburg            Financial Executive)

/s/ Claudia Alsdorf             Director                             May 6, 2003
-----------------------
Claudia Alsdorf

/s/ Dr. Gert Hensel             Director                             May 6, 2003
-----------------------
Dr. Gert Hensel

                                   SIGNATURES

Pursuant to the requirements of Section 31 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in Hong Kong, on May 6, 2003.

                              ARTIFICIAL LIFE, INC.

                              By: /s/ Eberhard Schoeneburg

                              Eberhard Schoeneburg,
                              Chief Executive Officer
                              (Principal Financial Executive)

 CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

                     I, Eberhard Schoeneburg, certify that:

1.    I have reviewed this annual report on Form 10-KSB of Artificial Life Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report; and

      c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of that date;

5. I have disclosed to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 6, 2003

                            /s/ Eberhard Schoeneburg

                              Eberhard Schoeneburg
                           Chief Executive Officer and
                          Principal Financial Executive
                                   May 6, 2003

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Artificial Life, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Eberhard Schoeneburg, Chief Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2)The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                            /s/ Eberhard Schoeneburg

                              Eberhard Schoeneburg
                           Chief Executive Officer and
                          Principal Financial Executive
                                   May 6, 2003

A signed original of these written statements required by Section 906 have been provided to Artificial Life, Inc. and will be retained by Artificial Life, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.