Form 10QSB
period 2003-03-31
ARTIFICIAL LIFE INC
filed 2003-07-08
CIK 1070361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

                              Artificial Life, Inc.
                   Lippo Center, Tower 2, Floor 22, Suite 2207
                                    Admiralty
                                    Hong Kong
                    (Address of principal executive offices)

                                (+852) 2530 8803
                            Issuer's telephone number

                                 NOT APPLICABLE.
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State the number of shares of each of the Issuer's classes of common equity, as of the latest practicable date: As of June 27, 2003, there were 13,521,091 shares of Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [_] No [X]

                              ARTIFICIAL LIFE, INC.

              INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE
                          QUARTER ENDED MARCH 31, 2003


                                                                            PAGE
                                                                            ----
                          PART I-FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheet at March 31, 2003...............3
         Condensed Consolidated Statements of Operations for the
                 Three Months Ended March 31, 2003 and March 31, 2002.........4
         Condensed Consolidated Statements of Cash Flows for the
                 Three Months Ended March 31, 2003 and March 31, 2002.........5
         Notes to Condensed Consolidated Financial Statements.................6

Item 2 - Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                    7
Item 3 - Controls and Procedures..............................................10

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings....................................................11

Item 2 - Changes in Securities................................................11

Item 3 - Defaults Upon Senior Securities......................................11

Item 4 - Submission of Matters to a Vote of Security Holders..................11

Item 5 - Other Information....................................................11

Item 6 - Exhibits and Reports on Form 8-K.....................................11

Signatures....................................................................12

Certification.................................................................13

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              ARTIFICIAL LIFE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                        $         3
Accounts receivable, trade, net of allowance for doubtful
accounts of $3,650,000                                                                 1,000
Prepaid expenses and other current assets                                                 99
                                                                                 -----------

TOTAL CURRENT ASSETS                                                                   1,102
                                                                                 -----------

OTHER ASSETS
Deposits and other assets                                                              9,825
                                                                                 -----------

TOTAL ASSETS                                                                     $    10,927
                                                                                 ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable                                                                  $1,717,700
Note payable - officer/stockholder                                                 1,601,182
Accrued expenses                                                                     354,615
                                                                                 -----------

TOTAL CURRENT LIABILITIES                                                          3,673,497
                                                                                 -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value; 5,000,000 shares
authorized, no shares issued and outstanding                                              --
Common stock, $.01 par value; 30,000,000 shares authorized, 12,087,758
shares issued and outstanding                                                        120,878
Additional paid-in capital                                                        26,729,523
Notes receivable from stockholders                                                   (19,577)
Accumulated deficit                                                              (30,493,394)
                                                                                 -----------

TOTAL STOCKHOLDERS' DEFICIT                                                       (3,662,570)
                                                                                 -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                      $    10,927
                                                                                 ===========


See accompanying notes to un-audited condensed consolidated financial statements.

                              ARTIFICIAL LIFE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three-month Period Ended
                                                           March 31,
                                                           ---------

                                                    2003                2002
                                                    ----                ----

REVENUES
Trade:
           Software license agreements           $        --       $  750,000
           Application services                        3,400           55,000
                                                 -----------       ----------

TOTAL REVENUES                                         3,400          805,000
                                                 -----------       ----------

OPERATING EXPENSES
           General and administrative                 78,674          176,667
           Engineering and cost of sales                              201,905
           Research and development                   24,744           25,239
           Sales and marketing                           900          100,952

TOTAL OPERATING EXPENSES                             104,318          504,763
                                                 -----------       ----------

LOSS FROM OPERATIONS                               (100,918)          300,237

OTHER INCOME (EXPENSES)
           Interest income                                              2,799
           Interest expense                         (20,257)          (25,767)
                                                 -----------       ----------

NET INCOME (LOSS)                                $ (121,175)       $  277,269
                                                 ===========       ==========

BASIC NET (LOSS) INCOME PER SHARE                $    (0.01)       $     0.03
                                                 ===========       ==========

DILUTED NET (LOSS) INCOME PER SHARE              $    (0.01)       $     0.02
                                                 ===========       ==========

WEIGHTED AVERAGE SHARES OUTSTANDING USED
    IN PER SHARE CALCULATION                     12,087,758        10,943,389
                                                 ===========       ==========


See accompanying notes to un-audited condensed consolidated financial statements.

                              ARTIFICIAL LIFE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       Three-month Period Ended
                                                                                              March 31,
                                                                                              ---------

                                                                                          2003            2002
                                                                                          ----            ----
Cash flows from operating activities

Net loss                                                                              $  (121,175)     $   277,269
Adjustments to reconcile net loss to net cash used by operating activities:
         Depreciation and amortization                                                         --          111,853
         Interest income accrued on notes receivable from stockholders                         --           (2,800)
         Interest expense accrued on notes payable to officer/stockholder                  20,257           25,767
         (Increase) decrease in accounts receivable, trade                                 21,000         (705,000)
         Increase in due to/from officer/stockholders                                      12,500               --
         Decrease in prepaid expenses and other assets                                      2,208           32,674
         Increase in accounts payable and accrued expenses                                 13,810          152,928
                                                                                      -----------      -----------

              Net cash used by operating activities                                       (51,400)        (107,309)
                                                                                      -----------      -----------

Cash flows from financing activities:
Advances from officer/stockholder                                                          73,774            1,965
Repayment of notes receivable from stockholders                                                            126,000
Repayment of note payable and advances from officer/stockholder                           (22,400)         (29,918)
                                                                                      -----------      -----------

              Net cash provided by financing activities                                    51,374           98,047
                                                                                      -----------      -----------

Net decrease in cash and cash equivalents                                                     (26)          (9,262)
Cash and cash equivalents at beginning of  period                                              29           10,112
                                                                                      -----------      -----------

Cash and cash equivalents at end of period                                            $         3      $       850
                                                                                      ===========      ===========


See accompanying notes to un-audited condensed consolidated financial statements.

                              ARTIFICIAL LIFE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    BASIS OF PRESENTATION

The accompanying un-audited condensed consolidated financial statements of Artificial Life, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB and Regulations S-B. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statement presentation. The consolidated financial statements include the accounts of the Company, and it's wholly owned subsidiaries: Artificial Life Ventures, Inc. ("Artificial Life Ventures"), Artificial Life USA, Inc. ("Artificial Life USA"), Artificial Life Mobile Computing, Inc. ("Artificial Life Mobile Computing") and Artificial Life Asia Limited ("Artificial Life Asia"). All significant inter-company balances and transactions have been eliminated in consolidation.

The financial information included in this report has been prepared in conformity with the accounting policies reflected in the financial statements included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

2.    NET INCOME (LOSS) FROM OPERATING ACTIVITIES

The Company incurred a net loss of $2,034,682 in 2002. As of March 31, 2003, the Company had a working capital deficiency of $3,672,395 and a stockholders' deficit of $3,662,570. During the three months ended March 31, 2003, the Company generated a net loss of $121,175 and used $51,400 of cash in operating activities. Without continuing to improve profitability, generating cash from operations and/or obtaining additional financing or capital, the Company may not have sufficient resources to fund its operations. Management is pursuing financing opportunities to meet anticipated liquidity needs; however there is no assurance that these activities will be successful.

These factors raise a substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.    NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding for the three month periods ended March 31, 2003. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. Basic and diluted net loss per share are the same for the three months ended March 31, 2003 since the effect of inclusion of all outstanding options and warrants would be anti-dilutive. Diluted earnings per share for the three months ended March 31, 2002 includes outstanding options and warrants.

4.    INCOME TAXES

There is no provision for income taxes for the three months ended March 31, 2003 and March 31, 2002, as the Company incurred a loss during the three months ended March 31, 2003 and income for the three months ended March 31, 2002 was offset by net operating loss carry forwards. At December 31, 2002, the Company had approximately $24,000,000 of federal and state net operating loss carry forwards expiring through 2021 and 2006, respectively. The net operating loss carry forwards may be subject to annual limitations based on ownership changes in the Company's common stock as provided by in Section 382 of the Internal Revenue Code.

5.    ADVANCES FROM SHAREHOLDER

At March 31, 2003 the Company owed its Chief Executive Officer $1,601,182, which increased by $84,131 for the three months ended March 31, 2003 (including accrued interest of $20,257). The Company received total advances of $73,774 (plus accrued salary of $12,500 for the period) from and repaid $22,400 to the Chief Executive Officer. The advances bear interest at a rate of 5% per year, are unsecured and are due on demand. The loan from the CEO to the Company has been converted into an obligation with a 6-month cancellation notice period.

6.    SEGMENT INFORMATION

The Company markets and supports "intelligent software robots," software programs, and related intellectual property, that the Company has designed to automate and simplify time-consuming and complex business-related Internet functions. The company believes that it currently operates in one business segment: intelligent agents/smart bots.

During the three month period ended March 31, 2003, the Company generated all revenue in Hong Kong.

7.    SIGNIFICANT CONCENTRATION OF CREDIT RISK

The Company grants credit, generally without collateral, to its customers. One customer accounted for 100% of the revenues in the three-month period ended March 31, 2003.

8.    CONTINGENCY

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following Management's Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-QSB. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section titled "Risk Factors" as well as other factors described in our Annual Report on Form 10-KSB for the year ended December 31, 2002. We do not intend to update any such forward-looking statements.

INTRODUCTION

OVERVIEW

In May 2002 the Company moved its executive offices to Asia (Hong Kong). The purpose of this move was the Company's plan to focus on the Asian markets. The Company expects to do business in Asia especially in Hong Kong, Geater China, Singapore, Japan, and Korea, seeking to leverage the unique features of its core Smart Engine (TM) language processing technology that allows applications in all major Asian languages. The business focus is expected to be on financial service applications, e-learning, bio computing and mobile computing as the Asian markets for these applications are expected to grow.

The Company plans an expansion to Singapore and to establish a new subsidiary in 2004 that will focus on bio computing applications in Singapore. However, the nature and extent of this planned expansion is contingent on the availability of new funds to finance the expansion.

In the first quarter of 2003 the Company has launched a new life science and distributed computing web-service at WWW.EPIDEMIC-ALERTS.COM to help to understand and fight the SARS (severe acute respiratory syndrome) disease. The Company intends to develop further life science and bio computing applications in the future. However, there can be no assurance that the Company will be able to raise sufficient funds on acceptable terms to finance these activities and the planned re-expansion.

We incurred aggregate losses of $30,493,394 through the end of the first quarter of 2003.

Our accumulated losses have severely impacted our liquidity and cash position which, in turn, have significantly impeded our ability to fund our operations. Consequently, in connection with our Annual Reports on Form 10-K and 10-KSB for the fiscal years ended December 31, 2000, 2001 and 2002 the opinion of our independent certified public accountants stated that there was substantial doubt about our ability to continue as a going concern. As of March 31, 2003, we had total assets of $10,927 and total liabilities of $3,673,497. As of March 31, 2003, current assets were $1,102, which consists of cash and accounts receivable, and current liabilities were $3,673,497.

In the third quarter of 2002 the Company resumed some of its R&D efforts to enhance its existing product line and to develop new mobile applications and modules. The Company intends to develop new products for Asian language based e-learning and mobile games. As the Company has only limited human resources at the current time the Company expects that the resumed R&D efforts will have a negative impact on current and expected sales as human resources from sales and business development have been re-assigned to work on product enhancement and product design and development. The Company also expects a certain un-specifiable time delay between the production of the new products and services and the generation of revenues based on these new products. There can also be no guarantee that the new products and services will contribute substantially to future revenues of the Company.

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

Future revenues and results of operations may be influenced and negatively affected by the local recent outbreak of the SARS disease especially in our main target markets Hong Kong and Mainland China.

In addition to our restructuring efforts, we are seeking additional financing to increase liquidity and capital resources. If we are unable to obtain additional financing, this will have a material adverse effect on our business.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

REVENUES: Revenues for the quarter ended March 31, 2003 were $3,400 as compared to $805,000 for the quarter ended March 31, 2002. The decrease of revenues of $801,600 was primarily due to the general downturn of the global Internet markets, reduced business activities in our local markets due to the local SARS outbreak and our reduced sales activities.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consist of salary and payroll tax expenses of administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the quarter ended March 31, 2003 were $78,674 as compared to $176,667 for the quarter ended March 31, 2002. The decrease of $97,993 was due primarily to further reduction of staff and administrative overhead during 2002.

ENGINEERING AND COST OF SALES: These costs generally consist of salary and payroll tax expenses, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Engineering expenses for the quarter ended March 31, 2003 were $0 as compared to $201,905 for the quarter ended March 31, 2002. The decrease of $201,905 was primarily due to reduction of personnel and shifting of the remaining human resources towards research and development.

RESEARCH & DEVELOPMENT: Research and development expenses are similar in nature to engineering expenses, but they relate to products in their initial stage and are anticipated to generate revenue at a later date. Research and development expenses for the quarter ended March 31, 2003 were $24,744 as compared to $25,238 for the quarter ended March 31, 2002. The slight decrease of $494 is due to a lower cost basis.

SALES AND MARKETING: Sales and marketing expenses consist of salary and payroll tax expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expense and public relations activities. Sales and marketing expenses for the quarter ended March 31, 2003 were $900 as compared to $100,952 for the quarter ended March 31, 2002. The decrease of $100,052 was primarily due to reduction of staff and a reduction in sales and marketing expenses.

NET INCOME (LOSS): As a result of the foregoing, the net loss for the quarter ended March 31, 2003 was $121,175 as compared to a profit of $277,269 for the quarter ended March 31, 2002. The generation of losses is mainly due to the resumption of R&D efforts, new developments for life science and reduced sales due to the local negative effect of the SARS outbreak in Hong Kong. The basic net income (loss) per share for the first quarter of 2003 was ($0.01) as compared to $0.03 for the quarter ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, we had a working capital deficit of $3,672,395 and a stockholders' deficit of $3,662,570.

In order to fund our cash needs we have borrowed funds from time to time from our chief executive officer, Eberhard Schoeneburg. As of March 31, 2003 we owed our CEO an aggregate of $1,601,182. The advanced funds bear interest at a rate of 5% per year, are unsecured and are due with 6 months notice. In addition, as a result of our current liquidity shortfall and current economic conditions, effective January 1, 2003 Mr. Schoeneburg has voluntarily reduced his salary to $50,000 per year and deferred the payments to him.

As of March 31, 2003, the Company had receivables from operations of $1,000. Late payments charges are accrued at a basis of 5% of amount owed past 90 days. Accounts payable and accrued expenses as of March 31, 2003, were $2,072,315.

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

SUBSEQUENT EVENTS

On May 14, 2003 the Company sold 433,333 shares of common stock to a private investor for the amount of $65,000, at $0.15 per share.

On May 14, 2003 the Company reduced the annual salary of its CEO and Chairman Eberhard Schoeneburg to $50,000 (fifty thousand) per year effective as of January 1 , 2003.

On May 14, 2003 the Company reduced the interest rate on the loan granted from its CEO and Chairman Eberhard Schoeneburg to the Company from 10% per year to 5% per year effective as of January 1, 2003.

On May 14, 2003 the Company granted its board members Dr. Gert Hensel and Claudia Alsdorf options according to the Company's stock option incentive plan to purchase each 50,000 common stock of the company for a strike price of $0.15 a share. The options are immediately exercisable and vest over 2 years.

On May 14, 2003 the Company granted its consultant and advisor Tim Bardwell options according to the Company's stock option incentive plan to purchase 50,000 common stock of the Company for a strike price of $0.15 a share. The option is immediately exercisable and vests over 2 years.

On June 26, 2003 the company sold 1,000,000 shares of common stock for $200,000, i.e. $0.20 a share, to two institutional and one individual investor. In connection with the sales of the shares the Company granted options to purchase an additional 2,000,000 shares of common stock for a strike price of $0.05 a share with a six months vesting period.

ITEM 3. CONTROLS AND PROCEDURES

On May 15, 2003 ("Evaluation Date"), the Company's management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of the Evaluation Date, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company's reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

It is possible that we may become a party to legal proceedings arising from the settlement of our outstanding liabilities.

ITEM 2 - CHANGES IN SECURITIES

n/a

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

ITEM 5 - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

         99.1 Certification by Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C 1350

         (b) Reports on Form 8-K:

         There were no reports on Form 8-K filed in the three months ended March 31, 2003.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ARTIFICIAL LIFE, INC.

Date: July 8, 2003            By:________________________________
                              Name: Eberhard Schoeneburg
                              Title: Chief Executive Officer and
                                     Principal Financial Officer

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


Date:  July 8, 2003

                              _____________________________________
                              Eberhard Schoeneburg
                              Chief Executive Officer and
                              Principal Financial Officer