Form 10QSB
period 2003-06-30
ARTIFICIAL LIFE INC
filed 2003-08-19
CIK 1070361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2003


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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State the number of shares of each of the Issuer's classes of common equity, as of the latest practicable date: As of August 8, 2003, there were 13,550,502 shares of Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [_] No [X]

                              ARTIFICIAL LIFE, INC.
              INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE
                           QUARTER ENDED JUNE 30, 2003

                                                                                                                   PAGE
                          PART I-FINANCIAL INFORMATION                                                             ----

Item 1 - Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheet at June 30, 2003.......................................................3
         Condensed Consolidated Statements of Operations for the
                 Three Months and Six Months Ended June 30, 2003 and June 30, 2002...................................4
         Condensed Consolidated Statements of Cash Flows for the Six Months Ended..
                 June 30, 2003 and June 30, 2002.....................................................................5
         Notes to Condensed Consolidated Financial Statements........................................................6

Item 2 - Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...........................................................................8
Item 3 - Controls and Procedures.....................................................................................10

                           PART II - OTHER INFORMATION


Item 1 - Legal Proceedings...........................................................................................11

Item 2 - Changes in Securities.......................................................................................11

Item 3 - Defaults Upon Senior Securities.............................................................................11

Item 4 - Submission of Matters to a Vote of Security Holders.........................................................11

Item 5 - Other Information...........................................................................................11

Item 6 - Exhibits and Reports on Form 8-K............................................................................12

Signatures...........................................................................................................13

Certification........................................................................................................14

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              ARTIFICIAL LIFE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (UNAUDITED)


                                                                                         Six-month Period Ended
                                                                                                 June 30,
                                                                                                 -------

                                     ASSETS
Current assets:
Stock subscription receivable                                                                 $   105,000
                                                                                              -----------
        Total current assets                                                                      105,000
                                                                                              -----------

Other assets:
Deposits and other assets                                                                           9,825
                                                                                              -----------

TOTAL ASSETS                                                                                   $  114,825
                                                                                              ===========

                       LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable                                                                              $ 1,740,968
Note payable - officer/stockholder                                                              1,635,488
Accrued expenses                                                                                  327,816
                                                                                              -----------
        Total current liabilities                                                               3,704,272
                                                                                              -----------

Stockholders' equity (deficit):
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding
Common stock, $.01 par value; 30,000,000 shares authorized,
         13,550,502 shares issued and outstanding                                                 135,505
Additional paid-in capital                                                                     26,964,896
Stock subscription receivable                                                                    (80,000)
Notes receivable from stockholders                                                               (19,577)
Accumulated deficit                                                                          (30,590,271)
                                                                                             ------------
        Total stockholders' equity (deficit)                                                  (3,589,447)
                                                                                             ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                         $    114,825
                                                                                             ============

See accompanying notes to unaudited condensed consolidated financial statements.

                              ARTIFICIAL LIFE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three-month Period Ended                 Six-month Period Ended
                                                           June 30,                                 June 30,
                                                          ----------                               ----------
                                                      2003           2002                         2003        2002
Revenues:
Software license agreements                     $         --    $   800,000                 $        --  $1,550,000
Application services and other                            --         72,500                       3,400     127,500
                                                ------------    -----------                 -----------  ----------
                                                          --        872,500                       3,400   1,677,500
                                                ------------    -----------                 -----------  ----------
Operating expenses:
General and administrative                            29,971        162,350                     108,645     339,017
Engineering and cost of sales                             --        185,543                          --     387,448
Research and development                              48,313         23,194                      73,057      48,433
Sales and marketing                                      500         92,771                       1,400     193,723
                                                ------------    -----------                 -----------  ----------
Total operating expenses                              78,784        463,858                     183,102     968,621
                                                ------------    -----------                 -----------  ----------
(Loss) income from operations                       (78,784)        408,642                   (179,702)     708,879

Other income (expenses):
Interest income                                           --          4,828                          --       7,627
Interest expense                                    (20,204)       (26,053)                    (40,460)     (51,820)
Other                                                  2,112             --                       2,112          --
                                                ------------    -----------                 -----------  ----------

Net (loss) income                               $   (96,876)  $     387,417               $   (218,052)  $  664,686
                                                ============  =============               =============  ===========

Net (loss) income per share
       Basic                                    $     (0.01)   $       0.04               $      (0.02)  $     0.06
                                                ============  =============               =============  ===========
       Diluted                                  $     (0.01)   $       0.03               $      (0.02)  $     0.05
                                                ============  =============               =============  ===========

Weighted average shares outstanding:
       Basic                                      12,372,890     10,950,451                  12,231,112  10,940,705
                                                ============  =============               =============  ===========
       Diluted                                    12,372,890     12,891,646                  12,231,112  12,871,140
                                                ============  =============               =============  ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                              ARTIFICIAL LIFE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Six-month Period Ended
                                                                                            June 30,
                                                                                            ---------
                                                                                   2003                2002
Cash flows from operating activities:
Net (loss) income                                                               $   (218,052)       $    664,686
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Depreciation and amortization                                                             --             211,656
Interest income accrued on notes receivable from stockholders                             --             (3,264)
Interest expense accrued on advances from officer/stockholder                         40,460              51,820
Decrease in accounts receivable, other                                                22,000                  --
(Increase) in accounts receivable, trade                                                  --         (1,374,363)
(Increase) decrease in prepaid expenses and other assets                               2,038              63,604
Increase in accounts payable and accrued expenses                                     10,278             231,480
Increase in due to/from officer/stockholder                                           25,000                  --
                                                                                ------------        ------------
Net cash used by operating activities                                              (118,006)           (154,381)
                                                                                ------------        ------------
Cash flows from financing activities:
Proceeds from issurance of common stock, net                                          65,000                  --
Advances from officer/stockholder                                                     75,378             139,615
Payments on advance from officer/stockholder                                        (22,400)           (121,318)
Proceeds from notes receivable stockholders                                               --             126,000
                                                                                ------------        ------------
Net cash provided by financing activities                                            117,978             144,297
                                                                                ------------        ------------

Effect of exchange rate changes on cash                                                   --                  --
                                                                                ------------        ------------

Net decrease in cash and cash equivalents                                               (28)            (10,084)
Cash and cash equivalents and beginning of period                                        28              10,112
                                                                                ------------        ------------
Cash and cash equivalents at end of period                                      $        --         $         28
                                                                                ============        ============

Supplemental disclosure of non-cash financing activities:
      Stock subscriptions receivable (payment received on July 22, 2003)        $    105,000
                                                                                ============
      Stock subscriptions receivable                                            $     80,000
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

2.   NET INCOME (LOSS)

The Company incurred a net loss of $2,034,682 in 2002. As of June 30, 2003, the Company had a working capital deficiency of $3,599,272 and a stockholders' deficit of $3,589,447. During the six months ended June 30, 2003, the Company generated a net loss of $218,052 and used $118,006 of cash in operating activities. Without continuing to improve profitability, generating cash from operations and/or obtaining additional financing or capital, the Company may not have sufficient resources to fund its operations. Management is pursuing financing opportunities to meet anticipated liquidity needs; however there is no assurance that these activities will be successful.

These factors raise a substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.   NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding for the three month period ended June 30, 2003. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. Basic and diluted net loss per share are the same for the three months ended June 30, 2003 since the effect of inclusion of all outstanding options and warrants would be anti-dilutive. Diluted earnings per share for the three and six months ended June 30, 2002 includes outstanding options and warrants.

4.   INCOME TAXES

There is no provision for income taxes for the three months ended June 30, 2003 and June 30, 2002, as the Company incurred a loss during the three months ended June 30, 2003 and income for the three months ended June 30, 2002 was offset by net operating loss carry forwards. At December 31, 2002, the Company had approximately $24,000,000 of federal and state net operating loss carry forwards expiring through 2021 and 2006, respectively. The net operating loss carry forwards may be subject to annual limitations based on ownership changes in the Company's common stock as provided by in Section 382 of the Internal Revenue Code.

5.   ADVANCES FROM SHAREHOLDER

At June 30, 2003 the Company owed its Chief Executive Officer $1,635,488, which increased by $34,306 for the three months ended June 30, 2003 (including accrued interest of $20,203 and accrued salary of $12,500). The advances bear interest at a rate of 5% per year, are unsecured and are due on demand. The loan from the CEO to the Company has been converted into an obligation with a 6-month cancellation notice period.

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

8.   CONTINGENCY


In June 2001, Artificial Life Deutschland AG, a former subsidiary of the Company, entered into bankruptcy and dissolution proceedings. The Company believes that no further liabilities will be incurred by it in connection with its German subsidiary bankruptcy. However the ultimate outcome of these filings cannot be determined at this time. No provision has been made for any additional liabilities, which may be incurred.

9.   SALES OF COMMON STOCK

On May 14, 2003 the Company sold 433,333 shares of common stock to a private investor for the amount of $65,000, at $0.15 per share.

On June 26, 2003 the company sold 1,029,411 shares of common stock for $185,000, to two institutional and one individual investor. In connection with the sales of the shares, the Company granted options to purchase an additional 2,000,000 shares of common stock for a strike price of $0.05 a share with a six months vesting period and options to purchase 235,294 shares of common stock for a strike price of $0.17 a share with immediate vesting. $105,000 was received in July 2003 and has been recorded as a current asset. The remaining $80,000 has been recorded as a contra-equity, pending receipt of the cash.

10.  STOCK BASED COMPENSATION AND EARNINGS PER SHARE

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock-based employee compensation plans. Accordingly, no compensation expense has been recognized for options granted to employees at fair market value. The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation to its stock-based employee plans.

                                            Three Months             Six Months
                                           Ended June 30,          Ended June 30,
                                      ----------------------  ------------------------
                                         2003        2002        2003          2002
                                      ----------  ----------  ----------   -----------
Net (loss) income, as reported        $ (96,876)   $387,417   $(218,052)   $   664,686
Deduct:  Total stock-based employee
compensation expense determined
under fair value based method           (17,500)    (10,000)    (17,500)       (10,000)
                                      ----------  ----------  ----------   -----------

Pro forma net income (loss)           $(114,376)   $377,417   $(235,552)   $   654,686
                                      ==========   =========  ==========   ============
Earnings (loss) per share:

          Basic - as reported         $   (0.01)   $   0.04   $   (0.02)   $      0.06
                                      =========    ========   =========    ===========
          Diluted - as reported       $   (0.01)   $   0.03   $   (0.02)   $      0.05
                                      =========    ========   =========    ===========

          Basic - pro forma           $   (0.01)   $   0.03   $   (0.02)   $      0.06
                                      =========    ========   =========    ===========
          Diluted - pro forma         $   (0.01)   $   0.03   $   (0.02)   $      0.05
                                      =========    ========   =========    ===========

300,000 options granted in the three-month period ended June 30, 2002 were forfeited in the same period. 100,000 options granted in the three-month period ended June 30, 2002 were forfeited in January 2003.

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

INTRODUCTION

OVERVIEW

In May 2002 the Company moved its executive offices to Asia (Hong Kong). The purpose of this move was the Company's plan to focus on the Asian markets. The Company expects to do business in Asia especially in Hong Kong, Greater China, Singapore, Japan, and Korea, seeking to leverage the unique features of its core Smart Engine (TM) language processing technology that allows applications in all major Asian languages. The business focus is expected to be on financial service applications, e-learning, bio computing and mobile computing as the Asian markets for these applications are expected to grow.

The Company plans an expansion to Singapore and to establish a new subsidiary in 2004 that will focus on bio computing applications in Singapore. However, the nature and extent of this planned expansion is contingent on the availability of new funds to finance the expansion.

In the first quarter of 2003 the Company launched a new life science and distributed computing web-service at www.epidemic-alerts.com to help to understand and fight the SARS (severe acute respiratory syndrome) disease. The Company intends to develop further life science and bio computing applications in the future. However, there can be no assurance that the Company will be able to raise sufficient funds on acceptable terms to finance these activities and the planned re-expansion.

In the quarter ended June 30, 2003, the company generated no revenues. The sole focus of efforts in this quarter was the production and preparation for release in the third and fourth quarter of 2003 of a series of new products and applications especially for the mobile computing markets in Asia.

We incurred aggregate losses of $30,590,271 through the end of the second quarter of 2003.

Our accumulated losses have severely impacted our liquidity and cash position which, in turn, have significantly impeded our ability to fund our operations. Consequently, in connection with our Annual Reports on Form 10-K and 10-KSB for the fiscal years ended December 31, 2000, 2001 and 2002 the opinion of our independent certified public accountants stated that there was substantial doubt about our ability to continue as a going concern. As of June 30, 2003, we had total assets of $114,825 and total liabilities of $3,704,272. As of June 30, 2003, current assets were $105,000, and current liabilities were $3,704,272.

In the third quarter of 2002 the Company resumed some of its R&D efforts to enhance its existing product line and to develop new mobile applications and modules. The Company currently develops new products for Asian language based e-learning and entertainment applications and mobile games. As the Company has only limited human resources at the current time the Company expects that the resumed R&D efforts will have a negative impact on current and expected sales as human resources from sales and business development have been re-assigned to work on product enhancement and product design and development. The Company also expects a certain un-specifiable time delay between the production of the new products and services and the generation of revenues based on these new products. There can also be no guarantee that the new products and services will contribute substantially to future revenues of the Company.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

REVENUES: Revenues for the quarter ended June 30, 2003 were $0 as compared to $872,500 for the quarter ended June 30, 2002. The decrease of revenues of $872,500 was primarily due to the shift to new products and applications in 2003, the allocation of human resources to R&D and the corresponding necessary reduction of sales efforts.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consist of salary and payroll tax expenses of administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the quarter ended June 30, 2003 were $29,971 as compared to $162,350 for the quarter ended June 30, 2002. The decrease of $132,379 was due primarily to reduction of administrative overhead and lower cost basis.

ENGINEERING AND COST OF SALES: These costs generally consist of salary and payroll tax expenses, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Engineering expenses for the quarter ended June 30, 2003 were $0 as compared to $185,543 for the quarter ended June 30, 2002. The decrease of $185,543 was primarily due to shifting of the human resources towards research and development.

RESEARCH & DEVELOPMENT: Research and development expenses are similar in nature to engineering expenses, but they relate to products in their initial stage and are anticipated to generate revenue at a later date. Research and development expenses for the quarter ended June 30, 2003 were $48,313 as compared to $23,194 for the quarter ended June 30, 2002. The increase of $25,119 is due to additional human resources for R&D.

SALES AND MARKETING: Sales and marketing expenses consist of salary and payroll tax expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expense and public relations activities. Sales and marketing expenses for the quarter ended June 30, 2003 were $500 as compared to $92,771 for the quarter ended June 30, 2002. The decrease of $92,271 was primarily due to no sales and very limited marketing activities during the quarter.

NET INCOME (LOSS): As a result of the foregoing, the net loss for the quarter ended June 30, 2003 was $96,876 as compared to a profit of $387,417 for the quarter ended June 30, 2002. The generation of losses is mainly due to the resumption of R&D efforts, new developments for life science and mobile computing and reduced sales due to a re-allocation of human resources to R&D. The basic net income (loss) per share for the first quarter of 2003 was ($0.01) as compared to $0.04 for the quarter ended June 30, 2002.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

REVENUES: Revenues for the six months period ended June 30, 2003 were $3,400 as compared to $1,677,500 for the six months period ended June 30, 2002. The decrease of $1,674,100 was primarily due to reduced sales force, the effects of the SARS diseases in the first quarter of 2003 and the re-allocation of human resources to new product development.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consist of salary and payroll tax expenses of administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the six months period ended June 30, 2003 were $108,645 as compared to $339,017 for the six months period ended June 30, 2002. The decrease of $230,372 was due primarily to a reduction of administrative overhead and reduced cost basis.

ENGINEERING AND COST OF SALES: These costs generally consist of salary and payroll tax expenses, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Engineering expenses for the six months period ended June 30, 2003 were $0 as compared to $387,448 for the six months period ended June 30, 2002. The decrease of $387,448 was primarily due to shifting of human resources towards research and development.

RESEARCH & DEVELOPMENT: Research and development expenses are similar in nature to engineering expenses, but they relate to products in their initial stage and are anticipated to generate revenue at a later date. Research and development expenses for the six months period ended June 30, 2003 were $73,057 as compared to $48,433 for the six months period ended June 30, 2002. The increase of $24,624 was primarily due to additional human resources for R&D.

SALES AND MARKETING: Sales and marketing expenses consist of salary and payroll tax expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expense and public relations activities. Sales and marketing expenses for the six months period ended June 30, 2003 were $1,400 compared to $193,723 for the six months period ended June 30, 2002. The decrease of $192,323 was primarily due to low sales and very limited marketing activities.

NET INCOME (LOSS): The net loss for the six months period ended June 30, 2003 was $218,052 as compared to a profit of $664,686 for the six months period ended June 30, 2002. The generation of losses is mainly due to the resumption of R&D efforts, new developments for life science and mobile computing and reduced sales due to a re-allocation of human resources to R&D. The basic net loss per share for the period ended June 30, 2003 was ($0.02) as compared to a basic net income of $0.06 per share for the six months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2003, we had a working capital deficit of $3,599,272 and a stockholders' deficit of $3,589,477.

In order to fund our cash needs we have borrowed funds from time to time from our chief executive officer, Eberhard Schoeneburg. As of June 30, 2003 we owed our CEO an aggregate of $1,635,448. The advanced funds bear interest at a rate of 5% per year, are unsecured and are due with 6 months notice. In addition, as a result of our current liquidity shortfall and current economic conditions, effective January 1, 2003 Mr. Schoeneburg has voluntarily reduced his salary to $50,000 per year and deferred the payments to him.

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

On June 26, 2003 the company sold 1,029,411 shares of common stock for $185,000, to two institutional and one individual investor. In connection with the sales of the shares, the Company granted options to purchase an additional 2,000,000 shares of common stock for a strike price of $0.05 a share with a six months vesting period and options to purchase 235,294 shares of common stock for a strike price of $0.17 a share with immediate vesting. $105,000 was received in July 2003 and has been recorded as a current asset. The remaining $80,000 has been recorded as a contra-equity, pending receipt of the cash.

Accounts payable and accrued expenses as of June 30, 2003 were $2,068,784.

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

ITEM 3. CONTROLS AND PROCEDURES

On August 1, 2003 ("Evaluation Date"), the Company's management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of the Evaluation Date, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company's reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

On June 26, 2003 the company sold 1,029,411 shares of common stock for $185,000 to two institutional and one individual investor. In connection with the sales of the shares the Company granted options to purchase an additional 2,000,000 shares of common stock for a strike price of $0.05 a share with a six months vesting period, and options to purchase 235,294 shares of common stock for a strike price of $0.17 a share with immediate vesting.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:


         31.1 Certification by Chief Executive Officer and Principal Financial Officer pursuant to Rule 13A-15E or 15D-15E of the Securities exchange Act of 1934
         32.1 Certification by Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C 1350

         (b)   Reports on Form 8-K:


         There were no reports on Form 8-K filed in the three months ended June 30, 2003.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ARTIFICIAL LIFE, INC.


Date: August 19, 2003        By: /s/ Eberhard Schoeneburg
                                -------------------------
                             Name: Eberhard Schoeneburg
                             Title:  Chief Executive Officer and
                             Principal Financial Officer