Form 10QSB
period 2003-09-30
ARTIFICIAL LIFE INC
filed 2003-11-13
CIK 1070361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State the number of shares of each of the Issuer's classes of common equity, as of the latest practicable date: As of November 5, 2003, there were 15,550,502 shares of Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                              ARTIFICIAL LIFE, INC.

              INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE
                        QUARTER ENDED SEPTEMBER 30, 2003

                                                                            PAGE
                                                                            ----
                          PART I-FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheet at September 30, 2003 .......    3
         Condensed Consolidated Statements of Operations for the
            Three Months and Nine Months Ended September 30, 2003 and
            September 30, 2002 ............................................    4
         Condensed Consolidated Statements of Cash Flows for the
            Nine Months Ended September 30, 2003 and September 30, 2002 ...    5
         Notes to Condensed Consolidated Financial Statements .............    6

Item 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations .....................................    8
Item 3 - Controls and Procedures ..........................................   10

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings ................................................   11

Item 2 - Changes in Securities ............................................   11

Item 3 - Defaults Upon Senior Securities ..................................   11

Item 4 - Submission of Matters to a Vote of Security Holders ..............   11

Item 5 - Other Information ................................................   11

Item 6 - Exhibits and Reports on Form 8-K .................................   11

Signatures ................................................................   13

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              ARTIFICIAL LIFE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

                         ASSETS

Current assets:
Amounts due from officer/stockholder                               $     83,189
Prepaid expenses                                                            181
                                                                   ------------
      Total current assets                                               83,370
                                                                   ------------

Deposits and other assets                                                16,787
                                                                   ------------
      Total other assets                                                 16,787
                                                                   ------------
Fixed assets:
Office equipment, net of accumulated depreciation of $173                 1,207
Computer equipment, net of accumulated depreciation of $1,447            10,132
                                                                   ------------
                                                                         11,339
                                                                   ------------

TOTAL ASSETS                                                       $    111,496
                                                                   ============

           LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable                                                   $  1,728,977
Note payable - officer/stockholder                                    1,667,548
Accrued expenses                                                        319,748
                                                                   ------------
      Total liabilities, all current                                  3,716,273
                                                                   ------------

Stockholders' equity (deficit):
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding
Common stock, $.01 par value; 30,000,000 shares authorized,
      14,750,502 shares issued and outstanding                          147,505
Additional paid-in capital                                           27,012,896
Notes receivable from stockholders                                      (19,577)
Accumulated deficit                                                 (30,745,601)
                                                                   ------------
      Total stockholders' deficit                                    (3,604,777)
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                        $    111,496
                                                                   ============

See accompanying notes to unaudited condensed consolidated financial statements

                              ARTIFICIAL LIFE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         Three-month period ended         Nine-month period ended
                                               September 30,                   September 30,
                                               -------------                   -------------
                                           2003            2002            2003            2002
Revenues:
Software license agreements            $         --    $         --    $         --    $  1,550,000
Application services and other                   --         100,000           3,400         227,500
                                       ------------    ------------    ------------    ------------
                                                 --         100,000           3,400       1,777,500
                                       ------------    ------------    ------------    ------------
Operating expenses:
General and administrative                   79,273         187,666         187,920         526,683
Engineering and cost of sales                    --          77,750              --         465,198
Research and development                     50,246         311,000         123,303         359,433
Sales and marketing                           6,402          25,917           7,802         219,640
Provision for doubtful accounts                  --         870,363              --         870,363
                                       ------------    ------------    ------------    ------------
Total operating expenses                    135,921       1,472,696         319,025       2,441,317
                                       ------------    ------------    ------------    ------------
Loss from operations                       (135,921)     (1,372,696)       (315,625)       (663,817)

Other income (expenses):
Foreign exchange gain                           151              --             151              --
Interest income                                  --             566              --           8,193
Interest expense                            (19,560)        (26,053)        (60,020)        (77,873)
Other                                            --              --           2,112              --
                                       ------------    ------------    ------------    ------------

Net loss                               $   (155,330)   $ (1,398,183)   $   (373,382)   $   (733,497)
                                       ============    ============    ============    ============

Basic and diluted net loss per share   $      (0.01)   $      (0.12)   $      (0.03)   $      (0.07)
                                       ============    ============    ============    ============

Weighted average basic and diluted
 shares outstanding                      13,759,198      11,957,356      12,746,071      11,283,730
                                       ============    ============    ============    ============

See accompanying notes to unaudited condensed consolidated financial statements

                              ARTIFICIAL LIFE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Nine-month period ended
                                                                       September 30,
                                                                       -------------
                                                                    2003           2002
Cash flows from operating activities:
Net loss                                                        $  (373,382)   $  (733,497)
Adjustments to reconcile net loss to net cash used by
      operating activities:
Depreciation and amortization                                         1,620        300,398
Provision for doubtful accounts                                          --        870,363
Interest income accrued on notes receivable from stockholders            --         (3,742)
Interest expense accrued on advances from officer/stockholder        60,020         77,873
Decrease (increase) in accounts receivable, trade                    22,000     (1,240,362)
Increase in amounts due from officer/shareholder                    (83,189)            --
(Increase) decrease in prepaid expenses and other assets             (4,835)        63,604
Increase in accounts payable and accrued expenses                    27,719        300,086
                                                                -----------    -----------
Net cash used by operating activities                              (350,047)      (365,277)
                                                                -----------    -----------
Cash flows from investing activities:
Purchase of equipment                                               (12,959)            --
                                                                -----------    -----------
Net cash used by investing activities                               (12,959)            --
                                                                -----------    -----------
Cash flows from financing activities:
Proceeds from issuance of common stock, net                         310,000        126,000
Advances from officer/stockholder                                    73,774        140,551
Payments on advance from officer/stockholder                        (20,797)       (37,318)
Proceeds from notes receivable stockholders                              --        126,000
                                                                -----------    -----------
Net cash provided by financing activities                           362,977        355,233
                                                                -----------    -----------

Effect of exchange rate changes on cash                                  --             --
                                                                -----------    -----------

Net decrease in cash and cash equivalents                               (29)       (10,044)
Cash and cash equivalents at beginning of period                         29         10,112
                                                                -----------    -----------
Cash and cash equivalents at end of period                      $        --    $        68
                                                                ===========    ===========

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

2.   STOCK BASED COMPENSATION AND EARNINGS PER SHARE

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock-based employee compensation plans. Accordingly, no compensation expense has been recognized for options granted to employees at fair market value. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation to its stock-based employee plans.

                                             Three Months                   Nine Months
                                         Ended September 30,           Ended September 30,
                                     --------------------------    --------------------------
                                         2003           2002           2003           2002
                                     -----------    -----------    -----------    -----------
Net (loss) income, as reported       $  (155,330)   $(1,398,183)   $  (373,382)   $  (773,497)
Deduct: Total stock-based employee
compensation expense determined
under fair value based method                 --             --        (17,500)       (10,000)
                                     -----------    -----------    -----------    -----------

Pro forma net income (loss)          $  (155,330)   $(1,398,183)   $  (390,882)   $  (783,497)
                                     ===========    ===========    ===========    ===========

Earnings (loss) per share:

          Basic - as reported        $     (0.01)   $     (0.12)   $     (0.03)   $     (0.07)
                                     ===========    ===========    ===========    ===========

          Basic - pro forma          $     (0.01)   $     (0.12)   $     (0.03)   $     (0.07)
                                     ===========    ===========    ===========    ===========

300,000 options granted in the nine-month period ended September 30, 2002 were forfeited in the same period. 100,000 options granted in the nine-month period ended September 30, 2002 were forfeited in January 2003.

3.   NET LOSS

The Company incurred a net loss of $2,034,682 in 2002. As of September 30, 2003, the Company had a working capital deficiency of $3,632,903 and a stockholders' deficit of $3,604,777. During the nine months ended September 30, 2003, the Company had a net loss of $373,382 and used $350,047 of cash in operating activities. Without continuing to improve profitability, generating cash from operations and/or obtaining additional financing or capital, the Company may not have sufficient resources to fund its operations. Management is pursuing financing opportunities to meet anticipated liquidity needs; however there is no assurance that these activities will be successful.

These factors raise a substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.   NET LOSS PER SHARE

Basic net loss per share is calculated based on the weighted average number of common shares outstanding for the three and nine months ended September 30, 2003. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. Basic and diluted net loss per share are the same for the three and nine months ended September 30, 2003 and 2002 since the effect of inclusion of all outstanding options and warrants would be anti-dilutive.

5.   INCOME TAXES

There is no provision for income taxes for the three months ended September 30, 2003 and September 30, 2002, as the Company incurred a loss during the three months ended September 30, 2003 and the three months ended September 30, 2002. At December 31, 2002, the Company had approximately $24,000,000 of federal and state net operating loss carry forwards expiring through 2021 and 2006, respectively. The net operating loss carry forwards may be subject to annual limitations based on ownership changes in the Company's common stock as provided by in Section 382 of the Internal Revenue Code.

6.   ADVANCES FROM SHAREHOLDER

At September 30, 2003 the Company owed its Chief Executive Officer $1,667,548 which increased by $32,060 for the three months ended September 30, 2003 (including accrued interest of $19,560 and accrued salary of $12,500). The advances bear interest at a rate of 5% per year, are unsecured and are due on demand. The loan from the CEO to the Company has been converted into an obligation with a 6-month cancellation notice period.

7.   SEGMENT INFORMATION

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

9.   SALES OF COMMON STOCK

On May 14, 2003 the Company sold 433,333 shares of common stock to a private investor for $65,000. On June 26, 2003 the Company sold 1,209,411 shares of common stock for $185,000, to two institutional and one individual investor. In connection with the June 26, 2003 sale of shares, the Company granted options to purchase an additional 2,000,000 shares of common stock for a strike price of $0.05 per share, which vested immediately and expire in December 2003; and options to purchase 235,294 shares of common stock for a strike price of $0.17 per share, which vested immediately and expire in August 2005.

In September 2003 the Company sold 1,200,000 shares of common stock for $60,000 as a result of the execution of the stock options granted on June 26, 2003. On November 3, 2003 the Company sold an additional 800,000 shares of common stock for $40,000 as a result of the execution of the stock options granted on June 26, 2003.

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

In the quarter ended September 30, 2003, the Company generated no revenues. The sole focus of efforts in this quarter was the production and preparation for release in the fourth quarter of 2003 of a series of new products and applications especially for the mobile computing markets in Asia.

We incurred aggregate losses of $30,745,601 through the end of the third quarter of 2003.

Our accumulated losses have severely impacted our liquidity and cash position which, in turn, have significantly impeded our ability to fund our operations. Consequently, in connection with our Annual Reports on Form 10-K and 10-KSB for the fiscal years ended December 31, 2000, 2001 and 2002 the opinion of our independent certified public accountants stated that there was substantial doubt about our ability to continue as a going concern. As of September 30, 2003, we had total assets of $111,496 and total liabilities of $3,716,273. As of September 30, 2003, current assets were $83,370, and current liabilities were $3,716,273.

Since the third quarter of 2002 the Company has resumed some of its R&D efforts to enhance its existing product line and to develop new mobile applications and modules. The Company is currently developing new products for Asian language based e-learning and entertainment applications as well as mobile games. The first new products and services are scheduled to be launched in the fourth quarter of 2003.

As the Company has only limited human resources at the current time, the Company believes that the resumed R&D efforts have had a negative impact on current sales as human resources from sales and business development have been re-assigned to work on product enhancement and product design and development. The Company expects a certain un-specifiable time delay between the production of the new products and services and the generation of revenues based on these new products. There can be no guarantee that the new products and services will contribute substantially to future revenues of the Company.

To support the current efforts of developing new products, the Company has hired 12 consultants during the third quarter 2003.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES: Revenues for the quarter ended September 30, 2003 were $0 as compared to $100,000 for the quarter ended September 30, 2002. The decrease of revenues of $100,000 was primarily due to the development of not yet released new products and applications in 2003, the allocation of human resources to R&D and the corresponding reduction of sales efforts.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consist of salary and payroll tax expenses of administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the quarter ended September 30, 2003 were $79,273 as compared to $187,666 for the quarter ended September 30, 2002. The decrease of $108,393 was due primarily to reduction of administrative overhead and lower cost basis.

ENGINEERING AND COST OF SALES: These costs generally consist of salary and payroll tax expenses, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Engineering expenses for the quarter ended September 30, 2003 were $0 as compared to $77,750 for the quarter ended September 30, 2002. The decrease of $77,750 was primarily due to shifting of the human resources towards research and development.

RESEARCH & DEVELOPMENT: Research and development ("R&D") expenses are similar in nature to engineering expenses, but they relate to products in their initial stage which are expected to generate revenue at a later date. Research and development expenses for the quarter ended September 30, 2003 were $50,246 as compared to $311,000 for the quarter ended September 30, 2002. The decrease of $260,754 was mainly due to reduction of human resources for R&D.

SALES AND MARKETING: Sales and marketing expenses consist of salary and payroll tax expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expense and public relations activities. Sales and marketing expenses for the quarter ended September 30, 2003 were $6,402 as compared to $25,917 for the quarter ended September 30, 2002. The decrease of $19,515 was primarily due to no sales and very limited marketing activities during the quarter.

NET LOSS: As a result of the foregoing, the net loss for the quarter ended September 30, 2003 was $155,330 as compared to a loss of $1,398,183 for the quarter ended September 30, 2002. The decrease of losses is mainly due to reduction of operating expenses in various areas plus a doubtful accounts provision for $870,363 was made in the third quarter of 2002. The basic and diluted net loss per share for the third quarter of 2003 was ($0.01) as compared to ($0.12) for the quarter ended September 30, 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED JUNE 30, 2002

REVENUES: Revenues for the nine month period ended September 30, 2003 were $3,400 as compared to $1,777,500 for the nine month period ended September 30, 2002. The decrease of $1,774,100 was primarily due to reduced sales force, the effects of the SARS disease in the first quarter of 2003 and the reallocation of human resources towards new product development.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consist of salary and payroll tax expenses of administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the nine month period ended September 30, 2003 were $187,920 as compared to $526,683 for the nine month period ended September 30, 2002. The decrease of $338,763 was due primarily to a reduction of administrative overhead.

ENGINEERING AND COST OF SALES: These costs generally consist of salary and payroll tax expenses, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Engineering expenses for the nine month period ended September 30, 2003 were $0 as compared to $465,198 for the nine month period ended September 30, 2002. The decrease of $465,198 was primarily due to shifting human resources towards research and development.

RESEARCH & DEVELOPMENT: Research and development expenses are similar in nature to engineering expenses, but they relate to products in their initial stage and are anticipated to generate revenue at a later date. Research and development expenses for the nine month period ended September 30, 2003 were $123,303 as compared to $359,433 for the nine month period ended September 30, 2002. The decrease of $236,130 was primarily due to reduction of human resources for R&D.

SALES AND MARKETING: Sales and marketing expenses consist of salary and payroll tax expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expense and public relations activities. Sales and marketing expenses for the nine month period ended September 30, 2003 were $7,802 compared to $219,640 for the nine month period ended September 30, 2002. The decrease of $211,838 was primarily due to low sales and very limited marketing activities.

NET LOSS: The net loss for the nine month period ended September 30, 2003 was $373,382 as compared to a loss of $733,497 for the nine month period ended September 30, 2002. The generation of losses was mainly due to the resumption of R&D efforts, new developments for life science and mobile computing and reduced sales due to a re-allocation of human resources to R&D. The basic and diluted net loss per share for the period ended September 30, 2003 was ($0.03) as compared to a basic net loss of ($0.07) per share for the nine months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, we had a working capital deficit of $3,632,903 and a stockholders' deficit of $3,604,777.

In order to fund our cash needs we have borrowed funds from time to time from our chief executive officer, Eberhard Schoeneburg. As of September 30, 2003 we owed our CEO an aggregate of $1,667,548. The advanced funds bear interest at a rate of 5% per year, are unsecured and are due with 6 months notice. In addition, as a result of our current liquidity shortfall and current economic conditions, effective January 1, 2003 Mr. Schoeneburg has voluntarily reduced his salary to $50,000 per year and deferred the payments to him.

During the nine months ended September 30, 2003 the Company received $310,000 cash in return for sales of newly issued stock and the execution of granted stock options.

Accounts payable and accrued expenses as of September 30, 2003 were $2,048,725.

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

SUBSEQUENT EVENT

On November 3, the Company issued 800,000 shares of common stock for $0.05 a share as a result of the execution of stock options granted on June 26, 2003.

ITEM 3. CONTROLS AND PROCEDURES

On October 1, 2003 ("Evaluation Date"), the Company's management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of the Evaluation Date, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company's reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

In connection with claims for certain unpaid wages and vacation pay made by former employees of its former U.S. operations, the Company has originally accrued $150,000 representing the maximum amount of damages claimed by former employees. Although certain of these employees of the Company's U.S. operations have filed claims for unpaid wages and vacation pay with the Office of the Attorney General of the Commonwealth of Massachusetts, to the Company's knowledge, no suits have been filed. On July 23, 2002, a hearing on these claims was held before an Administrative Law Magistrate. The potential liability for these asserted claims has been reduced by the Magistrate to approximately $108,000 and the accrual in our books been reduced accordingly. After conducting the hearing the Administrative Law Magistrate confirmed the claims. On September 10, 2002, the Attorney General have filed a tax lien for the amount of $108,015. The Company has tried to negotiate individual settlement agreements during 2002 and the first three quarters of 2003 with its former employees but does not assume that such negotiations will eventually be successful.

During the third quarter of 2003 bankruptcy proceedings began in Switzerland against Net Promotions AG of Switzerland, an entity in which the Company owns less than 1% interest. As a result of the proceeding, Net Promotions has been dissolved by the local Swiss insolvency agency. The Company's investment in Net Promotions had been previously written off by the Company.

It is possible that we may become a party to legal proceedings arising from the settlement of our outstanding liabilities.

ITEM 2 - CHANGES IN SECURITIES

On September 5, 2003 the Company issued 700,000 shares of common stock for $0.05 a share as a result of an execution of stock options granted on June 26, 2003.

On September 29, 2003 the Company issued 500,000 shares of common stock for $0.05 a share as a result of an execution of stock options granted on June 26, 2003.

On November 3, 2003 the Company issued 800,000 shares of common stock for $0.05 a share as a result of an execution of stock options granted on June 26, 2003.

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

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:

         31.1 Certification by Chief Executive Officer and Principal Financial Officer pursuant to Rule 13A-15E or 15D-15E of the Securities exchange Act of 1934

         32.1 Certification by Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350

         (b)   Reports on Form 8-K:

          There were no reports on Form 8-K filed in the three months ended September 30, 2003.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ARTIFICIAL LIFE, INC.

                                               /s/ Eberhard Schoeneburg
Date: November 13, 2003                 By:______________________________
                                        Name:  Eberhard Schoeneburg
                                        Title: Chief Executive Officer and
                                               Principal Financial Officer