Form 10KSB
period 2003-12-31
ARTIFICIAL LIFE INC
filed 2004-03-30
CIK 1070361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                       OR
     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

         4601 China Online Centre, 333 Lockhart Road, Wanchai, Hong Kong
               (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: (+852) 3102 2800

Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $.01 Par Value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

As of March 26, 2004, the Registrant had 17,885,937 shares of Common Stock outstanding.

The aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq OTC Market System, of voting stock held by non-affiliates of the Registrant on March 26, 2004 was approximately $8,227,531.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

Artificial Life, Inc. ("ALife"), a Delware corporation with global headquarters in Hong Kong, is one of the pioneers in the field of so called "intelligent" software robots (also known as "bots" or "smart bots" or "intelligent agents"). Our products are sophisticated software programs based on complex pattern matching algorithms, artificial intelligence and proprietary artificial life methods. We have (partially) invented and developed our technology since 1997 with the goals to make the human interaction with computers more user friendly and efficient and to automate and simplify time-consuming and complex business-related Internet and mobile communications functions such as natural language based interaction and navigation, user profiling, knowledge management, call center automation, electronic customer relationship management (eCRM).

While each of our SmartBots can function independently and may be programmed for a particular application, customers will be able to combine several SmartBots to create integrated commercial, software robot-based electronic commerce ("e-commerce") and mobile commerce ("m-commerce") solutions. We provide products and technologies for the latest 2nd and 3rd generation (2G and 3G) telecommunications devices as well as modules for SMS (short message service), MMS (multi media messaging system) and IM (instant messaging). The back-office functions of our products use and offer unique data mining and statistical analysis functionality to provide consumer intelligence and profiling. In addition, we provide general software consulting services in the fields of "intelligent" software programming and mobile computing.

Artificial Life, Inc. was incorporated in Delaware in November 1994 as Neurotec International Corp., a wholly owned subsidiary of a German multimedia and Internet solutions company, Neurotec Hochtechnologie GmbH, founded by Eberhard Schoeneburg, Artificial Life's current president, chief executive officer and chairman. In July 1997, Mr. Schoeneburg sold all of his shares of Neurotec Hochtechnologie GmbH to the remaining stockholders and contemporaneously purchased 100% of the shares of its then Boston based subsidiary Neurotec International Corp. from Neurotec Hochtechnologie GmbH (the "Management Buyout"). In August 1997, we changed our name to Artificial Life, Inc and entered the business area of intelligent agents and software robots. In December 1998 Artificial Life, Inc. had an initial public offering of its common stock on the Nasdaq Small Cap Market and now trades on the Over The Counter market (OTC) under the ticker symbol: ALIF.

INDUSTRY BACKGROUND

Computer users and businesses have rapidly adopted the Internet and mobile phones and mobile devices as a means to gather information, communicate, transact business, interact and be entertained, making it an important new mass medium. Consequently, the amount of information available on the Internet and through mobile devices has grown dramatically. Web sites and mobile services have proliferated along with the data available, making it more difficult and time consuming for users to find the information they want. Users are spending a substantial portion of their on-line time searching for the specific information, products or services they desire. Furthermore, once an Internet or mobile device user locates a desired site or sites, the user often finds it difficult to navigate such sites. As Web and mobile technology has improved, many Web sites and information services have become more complex by adding new features, products, services, chat rooms, games, and other functionalities overwhelming users with information and services. It is not uncommon for one Web site to have dozens of different options and links to other associated sites. While it is generally true that this increase in information and choices benefits Web and mobile users, more effective tools are needed to find information, products and services and make use of them more efficiently.

For corporations offering products and services on the Internet and mobile devices, the rapidly increasing number of users offers benefits but also presents challenges. For example, a company may place a description of a new product on its Web site or mobile service and then find that within a few hours, thousands of users have sent e-mail or SMS/MMS messages to learn more about the product. While the volume of inquiries suggests that the company might ultimately generate significant revenues from selling its new product, responding to each of these inquiries in a timely manner can require an expensive customer service force. A second problem facing e- and m-commerce companies is the dramatic increase in competition among the services. Numerous Internet and mobile services are launched worldwide every day. Accordingly, e-commerce retailers and mobile service providers must find increasingly efficient and cost-effective ways to market their products and services to new customers, maintain or enhance existing customer relationships and have effective means to improve their branding and differentiation.

THE ARTIFICIAL LIFE INTERNET AND MOBILE SOLUTION

We have developed our ALife SmartBot(TM) products and product suites to assist in solving problems relating to information retrieval, Web navigation, customer self-help, self-service applications and direct marketing on the Internet as well as wealth building and investment portfolio management. Since 2002 we have enhanced our web technology and since 2003 we are able to also serve and handle a wide variety of mobile devices. All of our products are designed to communicate in natural language and to respond "intelligently" and human like to a user's command or inquiry, and in some cases, to even act autonomously.

The SmartBot products are based on our proprietary ALife-SmartEngine technology. The ALife-SmartEngine is based on artificial intelligence and the core component that gives our products the ability to converse with their users in natural language to process and respond to natural language commands or questions. The Alife-SmartEngine gives our products the capability to act in an intelligent and human like way. It provides our products with a short-term and long-term memory, knowledge bases, contextual understanding and a sophisticated goal system. The ALife-SmartEngine contains several "intelligent" modules that process and interpret textual input. These modules work together to break down the essential components of human conversation -- detailed knowledge of certain topics, casual talk about topics of interest ("small talk"), memory of previously discussed topics, and some emotional content and intentions that drive the conversation -- and use these components to "understand" and respond to the user in a manner that is more human-like and less machine-like than most "query-based" software. We believe that our products will allow people to interact with computers in a more natural and intelligent way -- similar to a conversation with a human being.

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

ALIFE-WEBGUIDE:

These SmartBot versions engage the user in a "conversation" through questions and answers and, upon learning the user's interests, are designed to display Web pages that match the content of the "conversation" or to suggest links to other locations on the Web site. In an e-commerce application, the ALife-WebGuide can be designed by the Web site host to function like a human sales associate at a retail store, greeting customers coming through the door of the virtual store and assisting them with advice and background information about products and prices. This bot allows the use of a customizable animated Avatar interface. In the first quarter of 2004, we released the first mobile adaptation of our webguide technology as part of the SmartEngine Mobile Platform (SEMP).

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

ALIFE - SMARTENGINE MOBILE PLATFORM:

In 2003 we developed a next generation mobile technology platform called SmartEngine Mobile Platform (SEMP) for 2G and 3G phones and mobile devices. The technology was launched on February 25th, 2004 with a major Hong Kong operator and will be rolled out globally in 2004.

The new mobile platform allows the use of interactive intelligent agents and interactive video applications on mobile devices such as 2G or 3G phones or personal digital assistants.

The key features of the new SmartEngine Mobile Platform are:

   -  automated adjustments to frame rates, resolutions and device features
   -  automated style formatting for screen layouts
   -  automated protocol detection and adjustment
   -  device profile detection and management
   -  real-time presentation formatting engine
   -  server side user profiling
   -  user/application specific content delivery functions
   -  integrated billing modules with open API
   -  full natural language interface for any given language
   -  full integration of Artificial Intelligence SmartEngine(TM)features

The SmartEngine Mobile Platform provides a robust content delivery mechanism with powerful extensibility features to allow for the handling of new mobile devices, protocols, markup tags as well as fully customizable style formatting for specific handsets. Some of the most utilized features of the SEMP are its real-time image formatting engine which takes a high-resolution server side image and re-samples it based on the mobile profile of a connecting device. This produces the best viewing experience on any device that is recognized. Device profiles are easily added to the system to give greater support for a large number of handsets.

The SEMP's core is augmented by enabling modules such as UserProfiling and Billing. UserProfiling provides a means of storing user-specific information which remains persistent from session to session and allows the platform to provide a more unique user experience as well as to give the operators more useful information about their patrons. A billing interface with an open API gives specific implementations the ability to connect to operators and charge customers seamlessly. Furthermore, the SEMP integrates with Artificial Life's SmartEngine(TM) to provide a natural language intelligent interface especially suited for mobile entertainment and education applications.

The SEMP platform is implemented in J2EE and runs under a suitable application server which provides fault-tolerance and scalability support. SEMP is also designed to scale with the mobile network it is deployed on. As an example, if a 3G device or handset with video playback/streaming support connects to a service running on top of SEMP, then appropriate content will automatically be served. This means that frame rate, resolution, and encoding is chosen to match the capabilities of the connecting mobile device.

As a result, applications that leverage the SEMP are able to reach a wide customer base, serve and support all major handsets, provide unique viewing and interaction experiences, and automatically render out formatted pages best suited for the connecting device and allow new types of intelligent interactive mobile video applications.

ALIFE-SMARTBOT SUITE:

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

ALIFE-SMARTFINANCE SUITE:

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

E-LEARNING SERVICES AND PRODUCTS

Historically Artificial Life, Inc. has demonstrated successfully the superiority and applicability of its technology in sophisticated e-learning applications and products such as our award winning "Virtual Albert Einstein", a physics teaching program that uses a virtual "teacher" modeled after the famous physics Nobel laureate Albert Einstein.

In 2002 and 2003 we started to develop even more sophisticated leading edge e-learning applications and services and a core e-learning platform called "Bot College" (www.botcollege.com). The Bot College will be an e-learning portal based on our SmartBot technology where the teaching staff is represented by intelligent agents. The Bot College will be developed with partial support of Extempo, Inc.

The subscription service of the Bot College will offer certain courseware to students. Offers will include: English language training to non native English speakers with a focus on Chinese students; English language assessment tests; general science courses and environmental studies. As part of the environmental studies a separate e-learning service has been created in 2003 offering content and training about environmental issues and renewable energy resources called:
"Eco Champ" (see www.ecochamp.com). The Bot College is scheduled to launch its first courses in 2004.

CONSULTING AND PRODUCT SERVICES

We provide consulting and custom specific project development services either directly or by utilizing the resources of partners, resellers and consultants. In addition, we provide support for the creation and maintenance of the Knowledge Bases of our bots and customer specific back-office tools for analyzing client profiles gathered by our bots either ourselves or through our partners and resellers.

BUSINESS STRATEGY

In 2003 we developed several new products and technologies and re-focused our efforts towards developing and selling applications for mobile communication devices. Our target markets are mostly Asia and Europe As of 2004 the company is a provider of content, intelligent applications and technology for mobile devices.

In 2003 and early 2004 we finalized the development of a new and powerful version of our SmartEngine(TM) technology called SmartEngine Mobile Platform(TM)
(SEMP) that allows the use of our SmartBots on mobile devices and supports intelligent and interactive mobile applications especially for 2nd and 3rd generation (2G and 3G) phones and other mobile communication devices.

In addition to the new mobile products we have developed several new web services such as a Bot College(TM), an online e-learning portal with our SmartBots as virtual teachers and an educational web game called Eco Champ(TM) that introduces players to the concepts of renewable energy resources.

Our business strategy for 2004 and 2005 is to roll out our new products and services and to co-operate with global as well as local channel partners and resellers in Asian and European countries such as telecommunication operators and major content aggregators to attract a larger number of end users and clients for our products and services.

We continue to work towards becoming a worldwide leader in bot-based web and mobile applications and technology with a strong focus on the Asian markets. To achieve this objective, our strategy includes the following key elements:

CREATE MULTIPLE REVENUE STREAMS. We believe that our product lines, corporate and local language customizations, mobile computing technologies and our potential user base in Asia will present a significant opportunity to develop and maintain multiple revenue streams resulting from product sales, licensing, revenue sharing as well as from maintenance, customization and consulting fees. As these different revenue streams mature, we will continuously monitor their revenue contribution and consequently plan to expand, localize, adapt, discontinue or replace existing programs based on their success and may introduce new programs to supplement or replace existing programs and adjust our efforts to market demands.

FUTURE PRODUCT ENHANCEMENT

Beginning in the second half of 2002 and through all of 2003 we have resumed internal R&D efforts essentially to customize and localize our products for the Asian markets and to develop new mobile computing technologies for the deployment of our SmartBots on mobile devices. We intend to continue these efforts to achieve our goal of becoming the leader in intelligent agent applications for the web and the mobile markets.

MARKETING AND SALES

We are currently selling and marketing our products through a variety of methods and channels, including but not limited to direct sales, distribution and channel agreements, strategic relationships and third party providers and plan to continue to do so going forward. We believe that partner networks and strategic relationships and alliances especially in Asia and Europe provide an effective means of entering targeted vertical markets while targeted direct sales are instrumental for obtaining large, must-have clients. It is our belief that this strategy will provide a cost effective means of achieving maximum exposure for our products and services.

STRATEGIC ALLIANCES AND JOINT VENTURES

In 2000 we made a minor investment in New York City based Triple Hop, Inc. a provider of advanced search, retrieval and knowledge management solutions.

In Germany, we partner with SmartBot Technologies GmbH and in the BENELUX countries we partner with MBE Mercier and ThinkBusiness BVBA in Brussels, Belgium, and with Mobile Digital Media B.V., in Amsterdam, Holland.

In 2003 we signed a partnership and reseller agreement with Ericsson Hong Kong for the mobile phone industry.

In the area of e-learning we currently co-operate with Extempo, Inc. of Redwood City, USA.

Furthermore, we are constantly evaluating additional strategic potential alliances with companies in Hong Kong, Taiwan, Singapore, Peoples Republic of China, Japan, Korea, the United States of America, Europe, and South East Asia for marketing and re-selling our products and applications.

PRODUCT DEVELOPMENT

From 1997 through 2001, we developed our technology and products internally to a large extent and invested over 500 person-years of R&D efforts. We are continuously exploring opportunities to extend and adapt the functionality of our products.

Beginning in the second half of 2002 and through all of 2003 we resumed certain R&D efforts, mainly to customize and localize our products to the Asian markets and to make them available on mobile communications platforms. As a result of these efforts, we have released our new SmartEngine Mobile Platform(TM) (SEMP) for the deployment of intelligent agents and SmartBots(TM) on mobile devices in the first quarter of 2004. We intend to further adapt and improve our technology through in-house R&D efforts in the coming months and year. To date we have not generated any revenues from these efforts and there can be no guarantee that we will be able to generate substantial revenues from sales of these new products.

COMPETITION

The market for most of our products and services is constantly evolving. Competition may intensify as the markets mature and more established software companies may become increasingly involved. Barriers to market entry may be considered as relatively insubstantial. However, we believe that the principal competitive factors for companies seeking to become involved in the software robot and intelligent agent industry are core technology, delivery methods and platforms, a leading edge technology, brand recognition, and the ease of use and integration in existing environments and legacy systems.

We use our core technology, the ALife-SmartEngine(TM), in a wide variety of business areas. Although we have not yet identified any competitors in exactly the same areas in which we are active, companies that have overlapping activities and therefore could potentially be regarded as our competition. Such firms include, among others: Active Buddy, Inc; Ask Jeeves; Autonomy, Inc.; Brightware, Inc.; Digital Marketing Concepts, Inc.; eGain, Inc.; eAssist Global Solutions, Inc; Extempo, Inc.; General Magic, Inc.; GK Intelligent Systems, Inc.; Haptek, Inc.; Headpedal, Inc.; Intellix A/S; Kinetoscope, Inc.; Kiwi Logic AG; Microsoft Corporation; Netsage Corp.; NativeMinds; Nuance, Inc.; Novomind AG; SRA International, Inc. and Virtual Personalities, Inc. In addition, there is also certain free-ware available such as ALICE provided and supported by universities or non-profit organizations. This list may not be complete and may change and substantially increase over time.

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

In 2001 we filed for three patent applications pertaining primarily to our core ALife-SmartEngine. However, in the second half of 2002 we decided to no longer maintain our patent applications out of cost considerations and because we believe that our current technology has been improved, modified and enhanced strongly since we first applied for the original patent applications. The continuous change of the technology markets and especially the fast moving mobile technology markets forces technology providers to continuously enhance and improve their technology basis. Therefore, we no longer believe that a patent application will justify the associated costs with it and rather invest the funding in further internal R&D efforts and focus on timely adaptations of our technology to market demands.

EMPLOYEES

We adjusted our employment strategy and policy during the global market downturn in 2001 and 2002 to reduce cost and overhead expenses. In 2003 we slowly and carefully re-expanded and hired new employees and consultants. We also have maintained access to former employees to assist us on a contractual basis as we may require from time to time. As of December 31, 2003 we had two full time employees (our CEO and CTO) and contractually engaged 14 full time consultants from Hong Kong and Russia. Most of the corporate functions (such as accounting) are or have been outsourced to service companies and consultants. There can be no assurance, however, that we will be able to find, attract or retain such consultants, employees and partners in the future.

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

In 2002 and 2003 we resumed R&D efforts and developed new technology to penetrate the mobile device and mobile communications markets with a new SmartBot technology platform (SEMP). We decided to focus more on the strongly expanding mobile communication markets in Asia. However, there is no guarantee, that our new mobile technology will be successful and adopted by the mobile industry.

MINIMAL REVENUES AND RECENT LOSSES; PERIOD TO PERIOD COMPARISONS; LIMITED OPERATING HISTORY; ANTICIPATION OF CONTINUED LOSSES. In the years ended December 31, 2002 and 2003 we incurred net losses of $2,034,682 and $578,237 respectively. Our limited operating history, our downsizing in the past years and our move to Asia in 2002 leads us to believe that period-to-period comparisons of our operating results are not meaningful and that the results for any period should not be relied upon as an indication of future performance. We face the risks and problems associated with pursuing a new business strategy in a new market and have a limited operating history on which to evaluate our future prospects. Such prospects should be considered in light of the risks, expenses and difficulties frequently encountered in marketing and supporting new products in a new and emerging industry and markets characterized by rapid technological change, a number of potential market entrants and changing competition. There can be no assurance that we will achieve or sustain significant revenues or become cash flow positive or profitable in the near future.

CORPORATE RESTRUCTURING AND NEED FOR ADDITIONAL FINANCING. Based on our substantial restructuring that commenced in the second quarter of 2001 and our ability to maintain stringent cost controls, we achieved profitability in the third and fourth quarters of 2001 and the first and second quarter of 2002 but faced severe liquidity shortfalls due to the insolvency of several clients in the third and fourth quarter of 2002. In 2003 we had only marginal revenues and substantial losses due to the resumption of R&D efforts and a stronger focus on new product developments for the mobile markets. Therefore, there can be no assurances that we will be able to obtain short term profits from operations. Our continued losses have severely impacted our liquidity and cash position.

In connection with our restructuring, we ceased operations of Artificial Life Deutschland AG and Artificial Life Schweiz AG, our German and Swiss subsidiaries, in May 2001 and bankruptcy and dissolution proceedings were commenced in June 2001 for both entities. The bankruptcy court closed the case concerning our former Swiss subsidiary due to lack of assets on August 20, 2001, however, the dissolution proceeding with respect to our former German subsidiary remains pending. Although we believe that we will incur no further liabilities in connection with these bankruptcy proceedings, the ultimate outcome cannot be determined at this time. Moreover, we have made no provision for any additional liabilities which may be incurred.

In May of 2002 we re-located to Hong Kong to further reduce operating expenses and to prepare for the penetration of the Asian markets. Consequently, we shut down our United States operations, including the termination of most of our US staff. We did not provide termination benefits to terminated employees. We intend to use local Hong Kong and Asian subcontractors to meet most of our staffing needs in the immediate future, while focusing efforts on the localization and sale and support of existing products, including the sale of non-exclusive source code licenses and contracted customized enhancements.

In 2001, our founder and chief executive officer, Mr. Schoeneburg, advanced approximately $1,100,000 to the Company to cover our liquidity shortfalls. In 2002 and 2003 Mr. Schoeneburg advanced an additional $566,500 and $325,360 respectively to the Company to provide liquidity for operations. We have not paid our chief executive officer his salary earned to date in 2001, 2002 and 2003 in the amounts of $319,435, $149,727and $50,000 respectively. The advances from Mr. Schoeneburg have been converted into an interest bearing term loan and, in part or in total, may be converted into equity at a later date, subject to the approval of our stockholders.

In 2001 we were unable to pay certain payroll liabilities in the aggregate amount of $325,000, representing the maximum amount of damages claimed with respect to this matter, in connection with operations in the United States and Asia. Even though we significantly reduced our operating expenses during 2002 and 2003, we may not have sufficient resources to fund operations through the end of 2004.

Our current cash liquidity is provided by our founder and chief executive officer and through certain private placements. We depend on Mr. Schoeneburg's ability and further willingness to provide future funds for continuing operations and on further funding by external investors. To reduce this dependence we pursue other short-term borrowings and direct share placement opportunities to meet our anticipated liquidity requirements. However, we cannot assure that we will be successful in our attempts to raise capital, or that such sources of financing will be adequate to meet our needs. If we are unsuccessful in our efforts to raise sufficient capital and strengthen our liquidity, this will have a material adverse effect on our ability to continue operations.

These factors create a substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might come from the outcome of this uncertainty.

DE-LISTING FROM NASDAQ. We currently do not meet certain of the listing requirements of the Nasdaq National Market ("Nasdaq"). On August 20, 2001, we received a letter from the Nasdaq Listings Qualification Panel notifying us that our common stock would no longer be listed on the Nasdaq stock exchange. As a result, our common stock is now trading on the Over The Counter market (OTC) in the "pink sheets" segment. As a consequence of our shares being de-listed from Nasdaq, our common stock is traded with less frequency and is less liquid. It has also become more difficult to obtain accurate, current information concerning market prices for our common stock. Although we intend to re-list our common stock on the Nasdaq OTCBB, there can be no assurance we will be successful in these attempts.

DEPENDENCE ON EMERGING MARKETS; ACCEPTANCE OF OUR PRODUCTS. Our future financial performance will depend in large part on the growth in demand for agent-based software products, such as our suite of SmartBot products and our mobile platform SEMP. This market is still relatively new and emerging, is rapidly evolving, is characterized by a number of market entrants and will be subject to frequent and continuing changes in customer preferences and technology. As is typical in new and evolving markets, demand and market acceptance for our technologies is subject to a high level of uncertainty. Because the market for our products is evolving and because we now target a different geographic region as well, it is difficult to assess or predict with any assurance the size or growth rate, if any, of this market. There can be no assurance that a significant market for our products will develop, or that it will develop at an acceptable rate or that new competitors will not enter the market. In addition, even if a significant market develops for such products, there can be no assurance that our products will be successful in such market. If a significant market fails to develop, develops more slowly than expected or attracts new competitors, or if our products do not achieve market acceptance, our business, prospects, financial condition and results of operations will be materially adversely affected.

Additional risks are to be expected from the roll out of our technology to other Asian markets, the different user acceptance criteria of our technology as well as the customization and localization efforts required for the Asian markets and the generally much lower product pricing levels attainable for our products in Asia.

A special and high risk in the Asian markets is intellectual property protection. Even though the Company implements all reasonable organizational and technical efforts to protect its products and intellectual property, it can not be guaranteed that these efforts are efficient and effective.

COMPETITION. The market for our products and services is still not fully established and still evolving. Competition is intense and changing while the market matures and the more established software companies may become involved. Barriers to entry are relatively low. Although we have not yet identified any competitors in exactly the same areas in which we are active, there are companies that have overlapping activities and therefore could be regarded as our competition. Such firms include, among others: Active Buddy, Inc; Ask Jeeves; Autonomy, Inc.; Brightware, Inc.; eGain, Inc.; eAssist Global Solutions, Inc; Extempo, Inc.; GK Intelligent Systems, Inc.; Haptek, Inc.; Headpedal, Inc.; Intellix A/S; Kinetoscope, Inc.; Kiwi Logic AG; Microsoft Corporation; Netsage Corp.; NativeMinds; Nuance, Inc.; Novomind AG, Conversive, Inc. and Virtual Personalities, Inc. . In addition, there is also certain free-ware available and supported by universities or non-profit organizations. This list may not be complete and may change and substantially increase over time. We believe that the principal competitive factors affecting the market for our products include core technology, delivery methods, brand recognition, ease of use and interfaces. The relative importance of each of these factors depends upon the specific customer involved. There can be no assurance that we will be able to compete effectively with respect to any of these factors.

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

DEPENDENCE ON KEY PERSONNEL; NEED FOR ADDITIONAL PERSONNEL. Our performance is substantially dependent on the continued services and performance of its senior management and outside consultants and other key personnel, particularly Eberhard Schoeneburg, our chief executive officer and chairman, and Ernest Axelbank our CTO. We currently depend essentially on Mr. Schoeneburg's willingness and ability to provide sufficient funds for the ongoing operations. We have entered into an employment agreement with Mr. Schoeneburg which expired in September 2003 and was renewed through December 2006. For cost reasons, we do not maintain key man life insurance on any of our senior management or key personnel. Our performance and success also depends upon our ability to continue to retain and motivate our other key employees and outside consultants. The loss of the services of, and the failure to promptly replace, any of our key employees or consultants could have a material adverse effect on our business, prospects, financial condition and results of operations. Our future success also depends on our ability to continue to identify, attract, hire, train, retain and motivate other highly skilled software engineers, consultants and managerial and sales personnel.

DEPENDENCE ON THIRD PARTY CONTRACTORS. Since the restructuring efforts and downsizing in 2001 and 2002 we mostly utilize consultants to perform portions of the work on our software products and to assist customers in the installation and support of our products. There can be no assurance that we will continue to be successful in attracting or retaining such consultants. In addition, our ability to provide our software consulting services and introduce our products is dependent, in part, on the ability of these independent consultants to complete their engagements in a timely and cost-effective manner. In particular, consulting resources could be required to install, support, localize and customize our software products, including creating the content of the Knowledge Bases (databases which can be combined or exchanged to give the derived products differing sets of expertise). Therefore, the availability of such resources could directly impact sales of such products. Some of these consultants will be employees of other companies who will only be able to work on our products on a part-time basis. If we are not successful in continuing to attract necessary consultants or if such consultants cannot complete the necessary tasks in a timely and cost-effective manner, our business, prospects, financial condition and results of operations could be materially adversely affected.

RISKS ASSOCIATED WITH INTERNATIONAL SALES. A key component of our strategy is contingent on our ability to generate sales in foreign markets, especially in Asia, the People's Republic of China, Taiwan, Singapore, Hong Kong, Japan, Korea and Europe. If the revenues generated from these markets are insufficient to offset the expense of establishing and maintaining our business, prospects, financial condition and results of operations could be materially adversely affected. There can be no assurance that we will be able to expand our sales in foreign markets. Our international sales are subject to certain risks not inherent in our domestic sales, including political and economic instability in foreign markets, restrictive trade policies of foreign governments, copyright infringements, local economic or negative living and health conditions in our local and foreign markets, potentially adverse tax consequences and the burdens on customers of complying with a variety of applicable laws. All of these factors may suppress demand for our services and products. The impact of such factors on our business is inherently unpredictable. There can be no assurance that these factors will not have a material adverse effect upon our revenues from international sales and, consequently, our business, prospects, financial condition and results of operations.

In 2002 and 2003 the SARS (severe acute respiratory syndrome) disease had a negative impact on the economies of Asia and especially Hong Kong and our major target markets of Greater China. It must be expected that this disease or other infectious diseases will emerge or re-emerge and may have a substantial negative impact on the general business climate in our target markets. As a result of this our general business, prospects, financial condition and results of operations may be materially adversely affected.

DEPENDENCE ON CONTINUED GROWTH OF INTERNET, ONLINE and MOBILE COMMERCE. Our future revenues and any potential future profits are in a large part dependent upon the willingness of consumers to accept the Internet and mobile communication devices as an effective medium of commerce, communication and for obtaining information. We are especially dependent upon the long-term acceptance and growth of online e-commerce, m-commerce and mobile communications. In particular, the past fiscal years, with the drastic downturn of the global Internet markets, raise doubts regarding the continuous growth of technology markets over the long term. Rapid growth in the use of and interest in online and mobile services is a recent phenomenon, and there can be no assurance that such acceptance and use will continue to develop or that a sufficiently broad base of consumers will adopt and continue to use the Internet and other online and mobile services as a medium of commerce. Demand and market acceptance for recently introduced services and products over the Internet or mobile channels are subject to a high level of uncertainty. For us to be successful, consumers must accept and utilize this novel way of conducting business and obtaining information.

The Internet or mobile channels may not be accepted by consumers as a viable commercial marketplaces for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements or general economic conditions. To the extent that online and mobile services continue to experience significant growth in the number of users, their frequency of use or an increase in their bandwidth requirements, there can be no assurance that the infrastructure of the Internet and other online and mobile services will be able to support the demands placed upon them. In addition, Internet and mobile services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of online activity or due to increased government regulation. Changes in or insufficient availability of telecommunications services to support Internet and mobile services also could result in slower response times and adversely affect usage of the Internet and other online and mobile services generally. If use of the Internet and other online and mobile services does not continue to grow or grows more slowly than expected, if the infrastructure for these services does not effectively support the growth that may occur, or if the Internet or mobile platforms do not become a viable commercial marketplace, our business, prospects, financial condition and results of operations would be materially adversely affected.

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

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES. We believe that we are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally. However, due to the increasing popularity and use of the Internet and mobile devices, a number of domestic and foreign laws and regulations covering issues such as user privacy, pricing, content, copyrights, distribution and characteristics and quality of products and services are being considered and may be enacted. The European Community has already adopted a directive restricting the use of personal data. The Chinese authorities are continuously releasing new regulations. The adoption of such laws or regulations may decrease the growth in use of the Internet or mobile services, which may, in turn, decrease the demand for our products and services and increase our cost of doing business. Moreover, the applicability to online and mobile services of existing domestic and foreign laws in various jurisdictions governing issues such as intellectual property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve.

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

Tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in Internet and mobile commerce. New state tax regulations may subject us to additional state sales and income taxes. As some of our products will be available over the Internet or mobile devices in multiple states and foreign countries, such jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state and foreign country. The failure by us to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to do so. It is possible that the governments of other states and foreign countries also might attempt to regulate our transmissions of content on its Web sites or prosecute us for violations of their laws. There can be no assurance that violations of local laws will not be alleged or charged by state or foreign governments, that we might not unintentionally violate such law or that such laws will not be modified, or new laws enacted, in the future.

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

INTERNET AND MOBILE COMMERCE SECURITY RISKS. A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms that we use to protect data. If any such compromise of our security were to occur it could have a material adverse effect on our business, prospects, financial condition and results of operations. We may be required to expend significant capital and other resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. Concerns over the security of Internet and mobile transactions and the privacy of users may also inhibit the growth of the Internet and mobile industry generally, especially as a means of conducting commercial transactions. To the extent that our activities or those of third party contractors involve the storage and transmission of proprietary information, security breaches could expose us to a risk of loss or litigation and liability. There can be no assurance that our security measures will prevent security breaches or that our failure to prevent such security breaches would not have a material adverse effect on our business, prospects, financial condition and results of operations.

ITEM 2. DESCRIPTION OF PROPERTY

On December 31, 2003 we moved to a permanent office located at 4601 China Online Centre, 333 Lockhart Road, Hong Kong under a 2-year office lease expiring December 14, 2005. Effective rental plus property management fee is $4,524 per month.

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

In connection with claims for certain unpaid wages and vacation pay made by former employees of its former U.S. operations, the Company has originally accrued $150,000 representing the maximum amount of damages claimed by former employees. Although certain of these employees of the Company's U.S. operations have filed claims for unpaid wages and vacation pay with the Office of the Attorney General of the Commonwealth of Massachusetts, to the Company's knowledge, as of August 1, 2002, no suits had been filed. On July 23, 2002, a hearing on these claims was held before an Administrative Law Magistrate. The potential liability for these asserted claims has been reduced by the Magistrate to approximately $108,000 and the accrual in our books has been reduced accordingly. After conducting the hearing the Administrative Law Magistrate confirmed the claims. On September 10, 2002, the Attorney General has filed a tax lien for the amount of $108,015. The Company tried to negotiate individual settlement agreements during 2002 und the first quarter of 2003 with its former employees but does not assume that such negotiations will eventually be successful.

It is possible that we may become a party to various legal proceedings arising from the settlement of our outstanding liabilities.

CHANGES IN SECURITIES

On May 14, 2003, the Company sold 433,333 shares of common stock to a private investor for $65,000, or $0.15 per share.

On May 14, 2003, the Company granted each of its board members, Dr. Gert Hensel and Claudia Alsdorf options under the Company's incentive stock option plan to purchase 50,000 shares of common stock of the Company for a strike price of $0.15 per share. The options vest immediately and are exercisable over 2 years.

On May 14, 2003, the Company granted its consultant and advisor Tim Bardwell options under the Company's incentive stock option plan to purchase 50,000 shares of common stock of the Company for a strike price of $0.15 per share. The option is immediately vested and is exercisable over 2 years.

On June 26, 2003, the Company sold 1,029,411 shares of common stock for $185,000 to two institutional and one individual investor. In connection with the sales of the shares, the Company granted options to purchase an additional 2,000,000 shares of common stock for a strike price of $0.05 a share which vested immediately and expire in 6 months, and options to purchase 235,294 shares of common stock for a strike price of $0.17 a share, which vested immediately and expire in August 2005. The options for 2,000,000 shares of common stock were subsequently fully executed on September 5, 2003, September 29, 2003 and November 3, 2003 respectively.

On November 29, 2003, the Company completed two private placements of $25,000 and $50,000 in return for issuing 147,059 shares and 294,118 shares of common stock at $0.17 per share.

On December 13, 2003, the Company completed a private placement of $25,000 in return for issuing 147,059 shares of common stock at $0.17 per share.

On December 31, 2003, the Company issued 50,000 shares of common stock to its agent Michael Rowan as payment of commission in the form of stock at $0.20 per share on funds raised by him in November and December 2003.

On January 9, 2004, the Company completed a private placement of $50,000 in return for issuing 294,118 shares of common stock at $0.17 per share.

On January 26, 2004, the Company completed a private placement of $5,000 in return for issuing 26,316 shares of common stock at $0.19 per share.

On February 9, 2004, the Company completed a private placement of $25,000 in return for issuing 147,059 shares of common stock at $0.17 per share.

On February 26, 2004, the Company completed two private placements of $19,000 and $9,500 in return for issuing 111,765 shares and 55,882 shares of common stock at $0.17 per share.

On February 27, 2004, the Company completed a private placement of $25,000 in return for issuing 147,059 shares of common stock at $0.17 per share.

On February 27, 2004, the Company issued 15,000 shares of common stock to its agent Michael Rowan as payment of commission in the form of stock at $0.20 per share on funds raised by him in January and February 2004.

On March 15, 2004, the Company completed a private placement of $180,000 in return for issuing 900,000 shares of common stock at $0.20 per share and an option to purchase 800,000 shares of common stock for $0.15 per share.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of shareholders during the year ended December 31, 2003. .

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our Common Stock commenced trading on the Nasdaq SmallCap Market on December 18, 1998 under the symbol "ALIF," and is currently listed on the Nasdaq Over The Counter (OTC) in the "pink sheets" segment. Prior to that date, there was no established trading market for our Common Stock. The following table sets forth for the periods indicated, the range of the high and low bid quotations for our Common Stock. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

                                                      HIGH      LOW
                                                      ----      ---

2002:

First Quarter                                         $1.20    $0.35
Second Quarter                                        $1.11    $0.35
Third Quarter                                         $0.51    $0.28
Fourth Quarter                                        $0.35    $0.12

2003:

First Quarter                                         $0.34    $0.15
Second Quarter                                        $0.25    $0.05
Third Quarter                                         $0.40    $0.08
Fourth Quarter                                        $0.18    $0.10

As of December 31, 2003, there were approximately 47 holders of record of the Company's common stock.

To date, we have neither declared nor paid any cash dividends on shares of our Common Stock and do not anticipate doing so for the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

Our financial statements have been prepared assuming that we will continue in business as a going-concern. As discussed in our financial statements and in this section, we have suffered a net loss of $578,237 during the year ended December 31, 2003. At the end of this period we had a stockholders' deficit of $3,669,632 and a working capital deficit of $3,729,364. The Independent Auditors' Report on the Company's financial statements as of and for the years ended December 31, 2002 and December 31, 2003 included a "going concern" explanatory paragraph which means that the Auditors expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in this section and in our financial statements, and this material does not include any adjustments that might result from the outcome of this uncertainty. There is no guarantee that we will be able to raise the funds and there are no guarantees that we will not need to raise further capital for operations and expansion in the near future.

In 2003 and the first quarter of 2004 the Company has raised a total of $763,000 by selling 5,798,179 of its common stock by completing several rounds of private placements with institutional and private investors to fund the development of its new mobile communications platform and its new e-learning services and the global roll-out of its new products.

The Company intends to expand its business to the mobile communication markets of Hong Kong, the People's Republic of China, Taiwan, Singapore, Japan, and Korea, seeking to leverage the unique features of its core Smart Engine (TM) language processing technology that allows new types of applications in all major Asian languages as well as its newly developed SmartEngine Mobile Platform(TM) (SEMP). However, the nature, speed and extent of these activities is contingent on the availability of funds and our ability to generate sufficient revenues. There can be no assurance that the Company will be able to raise sufficient funds on acceptable terms to finance the future re-expansion nor that we are able to generate sufficient revenues in the new Asian target markets.

Although we realized significant software license revenues based on our existing core intelligent agent and smart bots technologies in 2002, revenues decreased significantly in 2003 compared to 2002 as revenues in 2003 were only marginal. The decrease in revenues was due to the intentional re-focusing on mobile applications and our new mobile technology development.

Our continued losses have severely impacted our liquidity and cash position. To the extent that our marketing and sales of our new products and new product development efforts do not result in commercially successful products that generate significant net revenues, we will be materially adversely affected. We cannot assure that we will generate sufficient revenues from the sale of our new products or associated services to achieve and maintain profitability.

We expect to experience significant fluctuations in our future operating results due to a variety of factors. Factors that may affect our operating results include the development of the global Internet and mobile markets, the general market acceptance of our products, our ability to sell or license our intellectual property at reasonable price levels, the amount of software consulting we undertake in the future, success in creating and entering into strategic alliances, our mix of product and service sales, our response to competitive pressure and our ability to attract and retain qualified personnel. Gross profit margins will vary from product to product and between products and services. Although we may have some ability to affect our products and services mix, our sales mix may vary from period to period and our gross margins will fluctuate accordingly.

We continued our cost reduction program commenced during the first half of 2002 and throughout 2003 and successfully maintained a low cost level. This resulted in a reduction of our losses in 2003 of over 71% compared to 2002.

As of December 31, 2003, we had cash and cash equivalents of $3,333 and accounts payable of $1,703,771.

Throughout 2003 the company has essentially been financed by continuous cash injections from our founder and CEO, E. Schoeneburg (provided as a working capital loan) as well as certain private placements. As of December 31, 2003 Mr. Schoeneburg has provided $1,546,508 in cash or cash equivalents as loans to the Company. Mr. Schoeneburg has also postponed the receipt of his 2003 salary of $50,000 to further improve the financial situation of the Company and to allow a resumption of R&D efforts as we did throughout 2003.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued SFAS Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity ("VIE") to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. In December 2003, the FASB approved a partial deferral of FIN 46 along with various other amendments. The effective date for this interpretation has been extended until the first fiscal period ending after December 15, 2004. However, prior to the required application of this interpretation, a public entity that is a small business issuer shall apply this interpretation to those entities that are considered to be special purpose entities no later than as of the end of the first reporting period after December 15, 2003. As the Company does not currently have an interest in a VIE or special purpose entity, management does not expect that the adoption of FIN 46 will have a material effect on the financial condition or results of operations of the Company.

In November 2002, the FASB issued SFAS Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The adoption of FIN 45 did not have a significant immediate impact on the financial condition or results of operations of the Company, as the Company currently has made no guarantees.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosure about the effects on reported net income (loss) and requires disclosure for these effects in interim financial information. The provisions for the alternative transition methods are effective for fiscal years ending after December 15, 2002, and the amended disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company adopted the disclosure only provisions of SFAS No. 148 in 2003 and plans to continue accounting for stock-based compensation under APB 25.

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, except for those provisions relating to mandatorily redeemable non-controlling interests, which have been deferred. The adoption of SFAS No. 150 did not have a material impact on the financial position or results operation of the Company. If the deferred provisions of SFAS No. 150 are finalized in their current form, management does not expect adoption to have a material effect on the financial position or results of operation of the Company.

RESULTS OF OPERATIONS

Revenues generated in 2003 were marginal. In the fiscal year ended December 31, 2003, revenues decreased compared with the revenues generated in the fiscal year 2002 by approximately 99.8%. This was, in large part, due to our re-orientation towards mobile technology and applications and the focus on new product developments throughout 2003.

However, even though the revenues generated in 2003 were marginal, the losses for the year ended December 31, 2003 have been reduced by over 71% compared to 2002, mainly due to stringent cost management and cost control and much lower overhead costs after our re-location to Hong Kong.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

Revenues: Revenues for the year ended December 31, 2003 were $3,400 as compared to $1,799,964 for the year ended December 31, 2002. The decrease of $1,796,564 or 99.8% was primarily due to our re-orientation towards mobile communication applications and technologies, the focus on new product developments in 2003 and the corresponding reduction of sales efforts.

Engineering and Cost of Sales: These costs generally consist of salary and payroll tax expenses, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Engineering expenses for the year ended December 31, 2003 were $0 as compared to $99,265 for the year ended December 31, 2002. The 100% decrease was due to our resumption of R&D efforts and the corresponding re-allocation of engineering personal and expenses to R&D.

Research & Development Expenses: Research and Development expenses are similar in nature to engineering expenses with the exception being that they relate to products in their initial development stage and are expected to generate revenue at a later date. Research and Development expenses for the year ended December 31, 2003 were $185,337 compared to $151,283 in the year ended December 31, 2002. The increase of $34,054 or 22.5% is primarily due to the recruitment of new employees and generally increased research and development efforts throughout 2003.

General and Administrative Expenses: General and Administrative expenses consist of salary and payroll tax expenses of administrative personnel, rent, and professional fees and costs associated with employee benefits, supplies, communications, and travel. General and Administrative expenses for the year ended December 31, 2003 was $320,036 as compared to $1,567,429 for the year ended December 31, 2002. The decrease of $1,247,393 or 79.6% was primarily due to the substantial consolidation of our global operations and general lower overhead costs in Hong Kong.

Sales and Marketing Expenses: Sales and Marketing expenses consist of salary, and payroll tax expenses of marketing personnel, and costs relating to marketing materials, promotional videos, advertising, trade show related expense, and public relation activities. Marketing expenses for the year ended December 31, 2003 were $16,135 as compared to $54,709 for the year ended December 31, 2002. The decrease of $38,574 or 70.5% was primarily due to reduced sales efforts due to new product developments and general lower staff cost in Hong Kong.

Provision for Doubtful Accounts: Provision for Doubtful Accounts is the reserve set up for receivables whose collection is in question. Provision for Doubtful Accounts for the year ended December 31, 2003 was $0 as compared to $1,725,363 for the year ended December 31, 2002. The 100% decrease was due to no uncollected receivables in 2003.

Net Loss: Net Loss for the year ended December 31, 2003 was $578,237 as compared to $2,034,682 for the year ended December 31, 2002. This decrease of $1,456,445 or 71.6% was primarily due to the following factors: a general overhead reduction and a stringent cost management. The net loss per share for the year ended 31 December, 2003 was $0.04 compared to $0.18 for 2002, a reduction of 78%.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

The independent Auditor's Report on the Company's financial statements as of and for the year ended December 31, 2003 includes a `going concern' explanatory paragraph which means that the auditors have expressed substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements for the year ended December 31, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2003, the Company reported a net loss of $578,237, and at December 31, 2003 has a stockholders' deficit and a working capital deficit of $3,669,632 and $3,729,364, respectively. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

1) Form January to March 2004, the Company sold 1,697,199 shares of common stock pursuant to a round of private placements for aggregate consideration of $313,000.
2) The Company is continuing to pursue short-term borrowings and other direct share placement opportunities to meet its anticipated liquidity shortfalls. At December 31, 2003, short-term loans amounted to $65,000 and funds raised from issuance of shares amounted to $450,000.
3) The Company's CEO has agreed to postpone his claim for his 2002 and 2003 salary owed to him by the Company of $199,727 at December 31, 2003.

In order to fund our cash needs for 2003, we borrowed funds from time to time from our chief executive officer, Eberhard Schoeneburg. in an aggregate amount of $1,546,508. This amount has not been paid back in 2003. The advanced funds bear interest at 5% per year, are unsecured and are due with 6 months notice. As a result of our current liquidity shortfall and current economic conditions, effective January 1, 2003, Mr. Schoeneburg has voluntarily reduced his salary to $50,000 per year and deferred the payments to him.

Even though we are continuously trying to raise additional funds from third parties and have been successful in doing so, our current liquidity depends on Mr. Schoeneburg's ability and willingness to provide further funds for operations of the Company. These factors create a substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might come from the outcome of this uncertainty.

OTHER

We have incurred losses for income tax purposes for fiscal years 2002 and 2003. These losses will be available to carry forward and may reduce income taxes, if any, in future periods.

ITEM 7. FINANCIAL STATEMENTS

Consolidated Financial Statements appear at pages F-1 through F-17 of this report on Form 10-KSB.

Index to Consolidated Financial Statements:

Independent Auditors' Report.                                            F-1

Consolidated Financial Statements:

Consolidated Balance Sheet as of December 31, 2003                       F-2

Consolidated Statements of Operations for the years ended
December 31, 2002 and 2003                                               F-3

Consolidated Statements of Changes in Stockholders' Deficit for
the years ended December 31,  2002 and 2003                              F-4

Consolidated Statements of Cash Flows for the years ended
December 31, 2002 and 2003                                               F-5

                 Notes to Consolidated Financial Statements           F-6 - F-19

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders

Artificial Life, Inc.

We have audited the accompanying consolidated balance sheet of Artificial Life, Inc. as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2002 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Artificial Life, Inc. and subsidiaries as of December 31, 2003, and the consolidated results of their operations and cash flows for each of the years in the two-year period ended December 31, 2002 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered a net loss of $578,237 during the year ended December 31, 2003, and has a stockholders' deficit and a working capital deficit of $3,669,632 and $3,729,364 respectively, at December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Horwath Gelfond Hochstadt Pangburn, P.C.
Denver, Colorado
March 12, 2004

                              ARTIFICIAL LIFE, INC.

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2003

ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                                       $      3,333
    Prepaid expenses and other current assets                                              4,253
                                                                                    ------------

TOTAL CURRENT ASSETS                                                                       7,586
                                                                                    ------------

OTHER ASSETS
Deposits and other assets                                                                 29,429
                                                                                    ------------

PROPERTY AND EQUIPMENT
Office equipment, net of accumulated depreciation of $410                                  1,489
Computer equipment, net of accumulated depreciation of $3,027                              9,609
Leasehold improvements, net of accumulated depreciation of $0                             19,205
                                                                                    ------------

TOTAL FIXED ASSETS                                                                        30,303
                                                                                    ------------

TOTAL ASSETS                                                                        $     67,318
                                                                                    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                                                $  1,703,771
    Accrued expenses                                                                     421,671
    Short-term loan payable to stockholder                                                65,000
    Note payable to officer/stockholder                                                1,546,508
                                                                                    ------------

TOTAL CURRENT LIABILITIES                                                              3,736,950
                                                                                    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
    Preferred stock, $.01 par value; 5,000,000 shares
    authorized, no shares issued and outstanding                                              --
    Common stock, $.01 par value; 30,000,000 shares authorized, 16,188,738
      shares issued and outstanding                                                      161,888
    Additional paid-in capital                                                        27,138,513
    Notes receivable from stockholders                                                   (19,577)
    Accumulated deficit                                                              (30,950,456)
                                                                                     ------------

TOTAL STOCKHOLDERS' DEFICIT                                                          (3,669,632)
                                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                         $     67,318
                                                                                    ============

          See accompanying notes to consolidated financial statements.

                              ARTIFICIAL LIFE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2002 AND 2003

                                                                            2002            2003
                                                                            ----            ----
REVENUES
         Software license agreements                                     $ 1,550,000     $        --
         Application services                                                249,964           3,400
                                                                         -----------     -----------

TOTAL REVENUES                                                             1,799,964           3,400
                                                                         -----------     -----------

OPERATING EXPENSES
         General and administrative                                        1,567,429         320,036
         Engineering and cost of sales                                        99,265              --
         Research and development                                            151,283         185,337
         Sales and marketing                                                  54,709          16,135
         Provision for doubtful accounts                                   1,725,363              --
                                                                          ----------     -----------

TOTAL OPERATING EXPENSES                                                   3,598,049         521,508
                                                                         -----------     -----------

LOSS FROM OPERATIONS                                                      (1,798,085)       (518,108)

OTHER INCOME (EXPENSES)
         Write down of investment in unconsolidated subsidiary              (125,000)             --
         Interest income                                                       7,728              --
         Interest expense                                                   (119,325)        (76,019)
         Other                                                                    --          15,890
                                                                         -----------     -----------

NET LOSS                                                                 $(2,034,682)    $  (578,237)
                                                                         ===========     ===========

BASIC AND DILUTED NET LOSS PER SHARE                                     $     (0.18)    $     (0.04)
                                                                         ===========     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING USED
         IN PER SHARE CALCULATION                                         11,483,038      13,428,695
                                                                         ===========     ===========

          See accompanying notes to consolidated financial statements.

                              ARTIFICIAL LIFE, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                     YEARS ENDED DECEMBER 31, 2002 AND 2003

                                 Common Stock          Additional                      Retained           Total
                              ---------------------       Paid-in         Notes        Earnings   Shareholders'
                                Shares      Amount        Capital    Receivable       (Deficit)         Deficit
                              ----------   --------   -----------    ----------   -------------   -------------
Balance at January 1,
2002                          10,928,469   $109,285   $26,350,116    $(141,836)   $(28,337,537)    $(2,019,972)

Issuance of common stock
 in private placement            419,999      4,200       121,800           --              --         126,000
Issuance of common stock
 for reduction in accrued
 expenses                         25,000        250        19,750           --              --          20,000
Common stock issued upon
 exercise of options for
 reduction of accrued
 expenses                        700,000      7,000       238,000           --              --         245,000
Correction of outstanding
 common shares                    14,290        143         (143)           --              --              --
Repayment of notes
 receivable from
 stockholders net of
 increases for accrued
 interest                             --         --            --      122,259              --         122,259
Net loss                              --         --            --           --      (2,034,682)     (2,034,682)
                              ----------   --------   -----------    ---------    -------------    -----------

Balance at December 31,
2002                          12,087,758    120,878    26,729,523      (19,577)    (30,372,219)     (3,541,395)
Issuance of common
 stock in private
 placements                    2,100,980     21,010       328,990           --              --         350,000
Common stock issued
 upon exercise of options      2,000,000     20,000        80,000           --              --         100,000
Net loss                              --         --            --           --        (578,237)       (578,237)
                              ----------   --------   -----------    ---------    ------------     -----------

Balance at December 31
2003                          16,188,738   $161,888   $27,138,513    $ (19,577)   $(30,950,456)    $(3,669,632)
                              ==========   ========   ===========    =========    ============     ===========

          See accompanying notes to consolidated financial statements.

                              ARTIFICIAL LIFE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2002 AND 2003

                                                                                     2002           2003
                                                                                     ----           ----
OPERATING ACTIVITIES
Net loss                                                                          $(2,034,682)   $(578,237)
Adjustments to reconcile net loss to net cash used by operating activities:
        Depreciation and amortization                                                 368,518        3,437
        Increase in allowance for doubtful accounts                                 1,725,363           --
        Write down of investment in unconsolidated subsidiary                         125,000           --
        Fixed assets write-off                                                          9,895           --
        Capitalized software write-off                                                 71,398           --
        Unpaid salary to a stockholder                                                149,727       50,000
        Interest income accrued on notes receivable from stockholders                  (3,741)          --
        Interest expense accrued on notes payable to a stockholder                    119,325       76,019
        (Increase) decrease in accounts receivable, trade                          (1,322,363)      22,000
        Decrease (increase) in prepaid expenses and other assets                       61,296      (21,549)
        Increase in accounts payable and accrued expenses                             419,513       66,936
        (Decrease) increase in deferred revenue                                       (90,000)          --
                                                                                  -----------    ---------
            Net cash used by operating activities                                    (400,751)    (381,394)
                                                                                  -----------    ---------

INVESTING ACTIVITIES:
Purchases of property and equipment                                                        --      (33,740)
                                                                                  -----------    ---------
            Net cash used by investing activities                                          --      (33,740)
                                                                                  -----------    ---------

FINANCING ACTIVITIES
Proceeds from issuance of common stock                                                126,000      450,000
Proceeds from short-term loan from stockholder                                                      65,000
Proceeds from advances from officer/stockholder                                       566,500      325,359
Repayment of notes receivable from stockholders                                       126,000           --
Repayment of note payable and advances from officer/stockholder                      (427,832)    (421,921)
                                                                                  -----------    ----------
            Net cash provided by financing activities                                 390,668      418,438
                                                                                  -----------    ----------

Net (decrease) increase in cash and cash equivalents                                  (10,083)       3,304
Cash and cash equivalents at beginning of year                                         10,112           29
                                                                                  -----------    ---------

Cash and cash equivalents at end of year                                          $        29    $   3,333
                                                                                  ===========    =========

Supplemental disclosure of cash flow information:
        Proceeds from exercise of stock options applied as
        a reduction of accrued salary expense                                     $   245,000    $      --
                                                                                  ===========    =========

        Common stock issuance applied as a reduction of accrued expenses          $    20,000    $      --
                                                                                  ===========    =========

           See accompanying notes to consolidated financial statements

                              ARTIFICIAL LIFE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2003

1.   Organization, Going Concern, Results of Operations and Management's Plans:

     Organization, Background, and Nature of Operations

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

     Artificial Life Asia Limited is a wholly-owned subsidiary of Artificial
       Life formed to enter and serve Asian markets. The subsidiary concentrates on the sales and marketing and product support of the Company's financial suite products for banks and financial service organizations in the Asian markets.

     Artificial Life Ventures, Inc. ("Artificial Life Ventures") is a wholly-owned subsidiary of Artificial Life, Inc.

     Artificial Life USA, Inc. is a wholly-owned subsidiary of Artificial Life, located in Boston, Massachusetts. The subsidiary was formed to concentrate on sales and support for customers in the United States.

     Artificial Life Mobile Computing, Inc. is a wholly-owned subsidiary of Artificial Life, also located in Boston, Massachusetts. The subsidiary was formed to serve as the development arm for mobile computing technologies. Mobile computing represents the next generation of Bot technology where processing is highly distributed, mobile and accessible on a wide range of computing devices. The subsidiary has been inactive since inception.

     Artificial Life Deutschland AG, ("Artificial Life Germany") is a wholly-owned subsidiary of Artificial Life, located in Frankfurt, Germany. The subsidiary was formed to serve European markets, combine the Company's European sales and marketing initiatives and concentrated on the development of internet applications for banks and financial service organizations.

     Artificial Life Schweiz AG ("Artificial Life Schweiz"), formerly Artificial
       Life Europe AG, is a wholly owned subsidiary of Artificial Life. Artificial Life Schweiz was located in Zurich, Switzerland and was established as the Company's European headquarters.

     The Company ceased operations of Artificial Life Deutschland and Artificial
       Life Schweiz in May 2001 and bankruptcy and dissolution proceedings were commenced in June 2001 for both entities.

     In May 2002, the Company relocated its executive office to Hong Kong to focus on the Asian market, and no longer maintains a direct sales office in the United States.

                              ARTIFICIAL LIFE, INC.

                     YEARS ENDED DECEMBER 31, 2002 AND 2003

1. Organization, Going Concern, Results of Operations and Management's Plans (continued):

     Going Concern, Results of Operations and Management's Plans

     The Company's financial statements for the year ended December 31, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2003, the Company reported a net loss of $578,237, and at December 31, 2003 has a stockholders' deficit and a working capital deficit of $3,669,632 and $3,729,364 respectively. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

     1) From January to March 2004, the Company sold 1,697,199 shares of common stock pursuant to a round of private placements for aggregate consideration of $313,000.

     2) The Company is continuing to pursue short-term borrowings and other direct share placement opportunities to meet its anticipated liquidity shortfalls. At December 31, 2003, short-term loans amounted to $65,000 and funds raised from issuance of shares in 2003 amounted to $450,000.

     3) The Company's CEO has agreed to postpone his claim for 2002 and 2003 salary of $199,727 owed to him by the Company at December 31, 2003.

     The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unsuccessful in implementing these plans, or otherwise unable to continue as a going concern.

     Management Estimates

     The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions involve the valuation of equity instruments issued, contract costs, depreciation and amortization, accruals pertaining to pending litigation and certain other accruals, among others. Actual results could differ from those estimates.

2.   Summary of Significant Accounting Policies:

     Basis of Consolidation

     The consolidated financial statements include the accounts of Artificial
       Life, Inc. and its wholly-owned subsidiaries: Artificial Life Asia Limited ("Artificial Life Asia"), Artificial Life Ventures, Inc. ("Artificial Life Ventures"), Artificial Life USA, Inc. ("Artificial Life USA") and Artificial Life Mobile Computing, Inc. ("Artificial Life Mobile Computing"). All significant intercompany balances and transactions have been eliminated in consolidation.

     All assets and liabilities of Artificial Life Asia, which has the Hong Kong
       Dollar as its functional currency, are translated at the year-end exchange rate. The operations included in the consolidated statement of operations are translated using the weighted average exchange rate during the period. Translation gains and losses, if any, are not included in determining net loss but are included in other comprehensive income. Foreign currency transaction gains and losses are included in determining net loss.

     Cash Equivalents

     Cash equivalents consist of short-term investments with original maturities of three months or less when purchased. The Company maintains its cash and cash equivalents in checking, savings and money market accounts.

     Property and Equipment

     Property and equipment is stated at cost. Depreciation and amortization is provided on the straight-line basis over the estimated useful lives of the respective assets (two years). Expenditures for maintenance, repairs and minor renewals are charged to expenses as incurred. Betterments and major renewals are added to the property and equipment accounts at cost.

     Revenue Recognition, Concentrations and Credit Risk

     During 2002, the Company's revenues consisted principally of license fees earned from the licensing of the Company's software, related consulting and implementation services, and training. American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2) provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. In accordance with SOP 97-2, revenue from up front software license agreements is recognized when delivery has occurred, collection is deemed probable, the fee is fixed or determinable and the vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement.

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

     The Company extends credit to its customers in the normal course of business. The Company performs ongoing credit evaluations and generally does not require collateral. The Company maintains reserves for potential credit losses based upon its loss history and its aging analysis.

     In 2002, the Company recognized revenue from one European customer in the amount of $750,000 representing 41.7% of total revenue. At December 31, 2002, accounts receivable were due from one customer.

     In 2003, total revenue was from one Hong Kong customer.

     During the year ended December 31, 2002, approximately 63% and 24% of revenues were generated from customers in Europe and Hong Kong, respectively.

     Advertising Expense

     Advertising costs are charged to expense when incurred. Advertising costs amounted to $4,709 in 2002 and $0 in 2003.

     Computation of Net Loss Per Share

     In accordance with Statement of Financial Accounting Standards ("SFAS") No.
       128, Computation of Earnings Per Share, a basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period and the weighted average dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the Treasury Stock method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive. All common equivalent shares of the Company are anti-dilutive. Therefore, diluted earnings per share is the same as basic earnings per share.

     Stock-Based Compensation

     The Company has adopted SFAS No. 123, Accounting for Stock-Based
       Compensation. As permitted by SFAS No. 123, the Company measures compensation cost in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Had compensation cost for options been determined based on the fair value at the grant date consistent with the method proscribed under SFAS No. 123, the Company's pro forma net loss and net loss per share would have been as follows:

                                                     2002         2003
                                                     ----         ----
        Net loss, as reported                     $2,034,682    $578,237
        Add: Total stock-based employee
        compensation expense determined
        under fair-value method                       10,000      11,700
                                                  ----------    --------
                                                  $2,044,682    $589,937
                                                  ==========    ========
        Loss per share:
        Basic and diluted--reported               $     0.18    $   0.04
                                                  ==========    ========
        Basic and diluted--pro forma              $     0.18    $   0.04
                                                  ==========    ========

     The fair value was estimated at the date of grant using the following weighted average assumptions:

                                                         2002         2003
                                                        ------      ------

         Risk Free interest rate                         2.83%       1.28%
         Dividend yield                                   None        None
         Expected life of options in years.               1.50           1
         Expected volatility.                           337.6%      332.1%

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

     The pro forma net loss per share above is calculated using the weighted average number of shares of common stock outstanding as described in Note
       2. The weighted average fair value of options granted during the years ended December 31, 2002 and 2003 was $0.80 and $0.12, respectively.

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

     Financial Instruments

     The carrying amount of the Company's cash and cash equivalents approximates fair value. The fair value of amounts due to related parties cannot be determined due to their related party nature.

     Research and Development

     Research and development costs are charged to operations as incurred.

     Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board ("FASB") issued
       SFAS Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"), which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity ("VIE") to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. In December 2003, the FASB approved a partial deferral of FIN 46 along with various other amendments. The effective date for this interpretation has been extended until the first fiscal period ending after December 15, 2004. However, prior to the required application of this interpretation, a public entity that is a small business issuer shall apply this interpretation to those entities that are considered to be special purpose entities no later than as of the end of the first reporting period after December 15, 2003. As the Company does not currently have an interest in a VIE or special purpose entity, management does not expect that the adoption of FIN 46 will have a material effect on the financial condition or results of operations of the Company.

     In November 2002, the FASB issued SFAS Interpretation No. 45 ("FIN 45"),
       Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The adoption of FIN 45 did not have a significant immediate impact on the financial condition or results of operations of the Company, as the Company currently has made no guarantees.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based
       Compensation Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock-Based Compensation, and establishes two alternative methods of transition from the intrinsic value method to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires prominent disclosure about the effects on reported net income (loss) and requires disclosure for these effects in interim financial information. The provisions for the alternative transition methods are effective for fiscal years ending after December 15, 2002, and the amended disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company adopted the disclosure only provisions of SFAS No. 148 in 2003 and plans to continue accounting for stock-based compensation under APB 25.

     In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS
       No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes new standards on how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, except for those provisions relating to mandatorily redeemable non-controlling interests, which have been deferred. The adoption of SFAS No. 150 did not have a material impact on the financial position or results operation of the Company. If the deferred provisions of SFAS No. 150 are finalized in their current form, management does not expect adoption to have a material effect on the financial position or results of operation of the Company.

3.    Accounts Receivable:

     In 2002, the Company was unable to collect accounts receivable from two major German clients and one client entered into bankruptcy proceedings in Germany. Therefore, the Company recorded a bad debt expense in the amount of $1,725,363 for the year ended December 31, 2002.

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

4.   Related Party Transactions:

     During 2002 and 2003, the Company received total advances of $566,500 and $325,359, respectively, (plus unpaid 2002 salary of $149,727 and unpaid 2003 salary of $50,000) from, and repaid $427,832 and $421,921, respectively, to the Chief Executive Officer. The total amount remaining outstanding at December 31, 2003 including accrued 2003 interest of $76,019, was $1,546,508. The advances bear interest at 5%, are unsecured and are due with 6 months notice. The advances are intended to be converted into an interest bearing term loan and, in part or in total, may be converted into equity at a later date, subject to the approval of the Company's stockholders.

     At December 31, 2003, the Company owed $65,000 to a stockholder for amounts borrowed under short-term loan agreements. These loans are non-interest bearing, are due on various dates through June 2004, and upon default can be converted into common shares of the Company at $0.17 per share. On January 12, 2004, $15,000 of these loans was repaid.

5.   Income Taxes:

     There is no provision for income taxes for years ended December 31, 2002 and 2003, as the Company incurred a loss during these two years. At December 31, 2003, the Company had approximately $24,500,000 of federal and state net operating loss carry forwards expiring through 2023 and 2006, respectively. The net operating loss carry forwards may be subject to annual limitations based on ownership changes in the Company's common stock as provided by in Section 382 of the Internal Revenue Code.

     The difference between actual income tax expense and expected income tax expense computed by applying the U.S. federal income tax rate of 34% to loss before provision for income taxes is explained as follows:

                                                                           Year Ended     Year Ended
                                                                          December 31,   December 31,
                                                                              2002           2003
                                                                              ----           ----

         Expected income tax benefit                                       $(692,000)      $(196,600)
         Change in valuation reserve on deferred tax asset                   692,000         196,600
                                                                           ---------       ---------

         Provision for income taxes                                        $      --       $      --
                                                                           =========       =========

     The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2003 are presented below:

                                                                          December 31,   December 31,
                                                                              2002           2003
                                                                              ----           ----
         Deferred tax assets:
         Federal net operating loss carryforwards                         $ 8,177,000    $ 8,373,000
         State net operating loss carryforwards                             3,634,000      3,634,000
         Federal and State R&D credit carryforwards                            50,000         50,000
         Other                                                                 50,000         50,000
                                                                          -----------    -----------

                                                                           11,911,000     12,107,000

         Valuation allowance on deferred tax asset                        (11,882,000)   (12,107,000)
                                                                          -----------    -----------

                                                                               29,000             --
                                                                          -----------    -----------
         Deferred tax liability:
         Capitalized software development costs                                29,000             --
                                                                          -----------    -----------

         Net deferred tax asset                                           $        --    $        --
                                                                          ===========    ===========

6.   Commitments and Contingencies:

     Leases

     During 2002 and 2003 the Company leased office and living space in Hong
       Kong on a month-to-month basis. Rent expense for the years ended December 31, 2002 and 2003 amounted to approximately $85,500 and $61,000, respectively. In December 2003, the Company entered into a two-year office lease with monthly charges of approximately $4,500 including rent, building management and air-conditioning fees.

     Future minimum lease payments under this office lease are as follows:

                            Year ending
                            December 31,                      Amount
                            ------------                      ------

                                2004                         $ 33,100
                                2005                           36,500
                                                             --------
                                                             $ 69,600
                                                             ========

     Employment Contract

     The Company has an employment agreement with its Chief Executive Officer which expired in 2003 and was renewed to December 31, 2006. The agreement provides for a minimum salary level and includes severance payments (under certain conditions) of approximately three times the officer's annual compensation. In addition, the Chief Executive Officer of the Company is entitled to receive an annual incentive bonus of 3% of the Company's profits from operations. In 2003 the Chief Executive Officer agreed to a reduced salary of $50,000 and has postponed his claim for all salary amounts due to him.

     Contingencies

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

     In connection with claims for unpaid wages and vacation pay made by former employees of the Company's United States operations, the Company has accrued $108,000 representing the potential liability for these asserted claims with respect to this matter, as confirmed by an Administrative Law Magistrate. The issue is still pending.

7.   Profit Sharing Plan:

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

     Profit sharing expense for the years ended December 31, 2002 and 2003 was $0.

8.   Stockholders' Deficit:

     Common Stock

     In July 2002, the Company sold 336,666 shares of common stock in connection with a private placement. The total cash proceeds to the Company amounted to $101,000. In connection with this transaction, the Company granted options to purchase 117,833 shares of common stock with an exercise price of $0.30 per share for a period of 36 months.

     In July 2002, the Company sold 25,000 shares of common stock to settle, in full, an account payable in the amount of $20,000 to a financial services consulting company for fund raising support services rendered to the Company in 2000 and 2001.

     In September 2002, the Company sold 83,333 common shares in connection with a private placement and received cash proceeds of $25,000.

     In May 2003, the Company sold 433,333 common shares in connection with a private placement. The total proceeds to the Company amounted to $65,000.

     In June 2003, the Company sold 1,029,411 shares of common stock in connection with three private placements. The total proceeds to the Company amounted to $185,000. In connection with the sale of the shares the Company granted options to purchase an additional 2,000,000 shares of common stock for a strike price of $0.05 a share with a six month vesting period. These options were exercised during the year ended December 31, 2003 and the total proceeds to the Company were $100,000.

     In November 2003, the Company sold 441,177 shares of common stock in connection with two private placements. The total proceeds to the Company amounted to $75,000.

     In December 2003, the Company sold 197,059 shares of common stock in connection with a private placement. The total proceeds to the Company amounted to $25,000.

     In January 2004, the Company sold 320,434 shares of common stock in connection with three private placements. The total proceeds to the Company amounted to $55,000.

     In February 2004, the Company sold 476,765 shares of common stock in connection with four private placements. The total proceeds to the Company amounted to $78,000.

     In March 2004, the Company sold 900,000 shares of common stock in connection with a private placement. The total proceeds to the Company amounted to $180,000. In connection with this transaction, the Company granted options to purchase 800,000 shares of common stock with an exercise price of $0.15 per share for a period of 24 months.

     Stock Option Plan

     On April 1, 1998, the Company adopted the 1998 Equity Incentive Plan (the
       "Plan") which, as amended, provides for the issuance of both non-statutory and incentive stock options to employees, officers, directors and consultants of the Company. The Company reserved 3,700,000 shares of common stock to be issued under the Plan.

     From January 6, 2002 through June 6, 2002, the Company issued to its secretary options to purchase 131,653 shares of common stock at prices ranging from $0.48 to $1.08 per share. The options vested immediately and are exercisable for five years from date of grant.

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

     On June 27, 2002, the Company granted the Company's former managing director of Asia Pacific options to purchase 100,000 shares of common stock at an exercise price of $0.75 per share. The options vested immediately and were exercisable through June 2005. The options expired upon the managing director's resignation in January 2003.

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

     On May 14, 2003, the Company issued to two of its board members options to purchase 50,000 shares of common stock each, for a strike price of $0.15 per share. The options have a two-year term and vested immediately.

     On May 14, 2003, the Company issued to a consultant and advisor options to purchase 50,000 shares of common stock for a strike price of $0.15 per share. The options have a two-year term and vested immediately. Also, on August 14, 2003, the Company issued to the same consultant and advisor options to purchase 235,294 shares of common stock for a strike price of $0.17 per share. The options have a two-year term and vested immediately.

     During 2003, 347,964 options expired.

     A summary of the status of the Company's stock options under the Plan as of December 31, 2002 and 2003 and the changes during the years then ended is presented below:

                                                           2002                     2003
                                                   ---------------------   ----------------------

                                                                Weighted                 Weighted
                                                                Average                  Average
                                                                Exercise                 Exercise
                                                    Shares       Price      Shares        Price

       Outstanding at beginning of year            1,675,000       $2.93    1,124,486       $2.29
       Granted                                       649,486        0.98    2,385,294        0.07
       Exercised                                    (500,000)       0.35   (2,000,000)       0.05
       Cancelled or expired                         (700,000)       0.98     (347,964)       0.35
                                                   ---------       -----   ----------       -----

       Outstanding at end of year                  1,124,486       $2.29    1,134,816       $0.35
                                                   =========       =====   ==========       =====

       Options exercisable at end of year            450,000                1,084,816
                                                   =========               ==========

     The following table summarizes information about stock options outstanding under the Plan at December 31, 2003:

                                 Options Outstanding                               Options Exercisable
                  -------------------------------------------------    -------------------------------------------
Range of                         Weighted Average       Weighted                      Weighted Average    Weighted
Exercise Price      Number          Remaining           Average          Number           Remaining       Average
Price             Outstanding    Contractual Life    Exercise Price    Outstanding    Contractual Life    Exercise
-----             -----------    ----------------    --------------    -----------    ----------------    --------
$0.10-$1.08        1,134,816           2.65              $0.35          1,084,816           2.73           $0.35

     Warrants

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

     During 2003, 220,000 warrants expired.

     A summary of the status of the Company's warrants as of December 31, 2003 and 2002 and the changes during the years then ended as presented below:

                                             2002                             2003
                                ------------------------------    ------------------------------
                                             Weighted Average                  Weighted Average
                                 Warrants     exercise price       Warrants     exercise price
        Outstanding at
            beginning of year     836,000          0.64             836,000          0.64
        Granted                   700,000          1.06                   -             -
        Expired/canceled          700,000          1.06             220,000          0.64
                                  -------          ----             -------          ----
        Outstanding at
            end of year           836,000          0.64             616,000          0.64
                                  =======          ====             =======          ====

     All warrants outstanding are exercisable as of December 31, 2003 and have a weighted average remaining contractual life of approximately 1.6 years.

9.   Notes Receivable From Stockholders:

     At December 31, 2003, notes receivable from stockholders consists of amounts due from stockholders in connection with the exercise of options in 2000.

10.  Accrued Expenses:

     Accrued expenses at December 31, 2003 consist of the following:

         Accrued payroll and related expenses                   $218,821
         Other liabilities                                       202,850
                                                                --------

         Total accrued expenses                                 $421,671
                                                                ========

11.  Investments in Unconsolidated Subsidiaries:

During the third quarter of 2003 bankruptcy proceedings began in Switzerland against Net Promotions AG of Switzerland, an entity in which the Company owns less than 1% interest. As a result of the proceeding, Net Promotions has been dissolved by the local Swiss insolvency agency. The Company's investment in Net Promotions had been previously written off by the Company.

ITEM 8A. CONTROLS AND PROCEDURES

On February 1, 2004 ("Evaluation Date"), the Company's management concluded its re-evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of the Evaluation Date, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company's reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS OF THE REGISTRANT.

DIRECTORS. The following table sets forth certain information regarding our directors as of December 31, 2003:

NAME                             AGE        POSITION
Eberhard Schoeneburg             47         Chairman of the Board, President,
                                            Chief Executive Officer and Treasurer
Dr. Gert Hensel                  49         Director
Claudia Alsdorf                  37         Director

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

CLAUDIA ALSDORF joined our board of directors in August 2001, filling the vacancy created by an increase in the number of directors on the board. In 1999, Ms. Alsdorf co-founded echtzeit AG where she was principally responsible for the preparation of an initial public offering of echtzeit AG securities on the German Neuer Markt exchange, as well as initiating a joint venture with a German retailer for three-dimensional product presentations and online catalogues. In 1996, Ms. Alsdorf founded echtzeit USA in San Francisco, and was mainly responsible for the initiation of operations with United States- based companies. In 1995, Ms. Alsdorf co-founded echtzeit Gesellschaft fur mediales Gestalten mbH, a developer of computing environments for e-commerce and communications both on the desktop and for large-scale multi-user Internet environments, with subsidiaries in Berlin, Cologne and Zurich. Ms. Alsdorf is currently a corporate executive at SAP AG, Germany.

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


EXECUTIVE OFFICERS. The following table sets forth certain information regarding our executive officers as of December 31, 2003:

NAME                      AGE     POSITION
Eberhard Schoeneburg      47      Chairman of the Board, Chief Executive Officer
Ernest Axelbank           25      Chief Technology Officer


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

AUDIT COMMITTEE COMPOSITION

The Company has a separately designated standing audit committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Gert Hensel (Chairman) and Claudia Alsdorf are members of the audit committee. The Board has determined that at least one person on the Audit Committee, Gert Hensel, qualifies as a "financial expert" as defined by SEC rules implementing Section 406 of the Sarbanes-Oxley Act. Dr. Hensel also meets the SEC definition of an "independent" director.

CODE OF ETHICS

The Company has adopted a Code of Ethics (as defined in Item 406 of Regulation S-K) that applies to its principal executive, financial and accounting officers. Artificial Life, Inc. will provide a copy of its code of ethics, without charge, to any investor that requests it. Requests should be addressed in writing to Ms. Alice

Tat, Manager - Finance and Accounting, 4601 China Online Centre, 333 Lockhart Road, Wanchai, Hong Kong.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION. The following tables set forth certain information with respect to compensation paid or accrued for services rendered to us in all capacities for the fiscal year ended December 31, 2003 by our chief executive officer.

SUMMARY COMPENSATION TABLE

                                    ANNUAL COMPENSATION                 LONG TERM COMPENSATION
                                    -------------------                 ----------------------

                                                                   OTHER ANNUAL         SECURITIES
NAME AND PRINCIPAL POSITION      YEAR   SALARY($)    BONUS       COMPENSATION ($)   UNDERLYING OPTIONS
---------------------------      ----   ----------   -----       ----------------   ------------------

Eberhard Schoeneburg             2003    50,000(1)     0                 0                   0
President and Chief              2002   149,000(2)     0                 0                   0
Executive Officer

(1) Salary for $50,000 was deferred and was unpaid as of today.
(2) Salary for $149,000 was deferred and was unpaid as of today.

OPTION GRANTS IN LAST FISCAL YEAR. No options have been granted to Eberhard Schoneburg during the year ended December 31, 2003 .

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES.

                                                         NUMBER OF SECURITIES
                                                        UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                                              OPTIONS AT                 IN-THE-MONEY OPTIONS
                            SHARES                          FISCAL YEAR-END (#)         AT FISCAL YEAR-END ($)
                         ACQUIRED ON       VALUE            -------------------         ----------------------
NAME                     EXERCISE (#)   REALIZED ($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                     ------------   ------------   -----------   -------------   -----------   -------------

Eberhard Schoeneburg          0              0                 0           0              0              0
Dr. Gert Hensel               0              0           100,000
Claudia Alsdorf               0              0           100,000

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

EMPLOYMENT AGREEMENTS. Under an executive employment Agreement dated July 1, 1998, and amended and restated as of September 1, 1998 and October 1, 2001 we have agreed to employ Eberhard Schoeneburg as president, chief executive officer and chairman of the board of directors. This employment agreement expired on September 1, 2001 and on October 1, 2001, our compensation committee voted to extend the term of this agreement through September 1, 2003. On March 12, 2004 this contract was again extended with the same terms until December 31, 2006 by the board of directors. The agreement also provides that Mr. Schoeneburg's annual base salary will increase as determined by our board of directors but at not less than 10% per year and includes an incentive bonus equal to 3% of our income from operation and includes severance payments under certain conditions of approximately 300% of annual compensation. As a result of our history of operating losses, however, Mr. Schoeneburg has not received a bonus in any of our previous fiscal years. For the fiscal years ended December 31, 1999, 2000 and 2001, under the terms of this employment agreement, Mr. Schoeneburg's base salary was increased from $240,000 to $264,000, $290,400 and $319,440, respectively, in accordance with the terms of this employment agreement. As of April 1, 2002, Mr. Schoeneburg voluntarily agreed to a general salary reduction of 50% of his wages going forward. Effective January 1, 2003, Mr. Schoeneburg has agreed to further reduce his salary to $50,000 per year. If Mr. Schoeneburg is terminated without cause (including a failure to renew the agreement) or if he terminates his employment for "good reason" (as defined in the agreement), he will be entitled to receive a lump sum payment of one to three times (depending upon whether such termination occurs before or after a change of control) the sum of (i) his base salary plus (ii) the greater of the average of his two most recent annual bonuses or his annual bonus payable in the year of termination. The agreement also contains a non-compete and non-solicitation provision which covers the longer of the term of his employment or any time period during which he serves on our board of directors, plus a period of one year thereafter.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2003 by (i) each person known by us who beneficially owns 5% or more of the our common stock; (ii) each named executive officer; (iii) each of our directors and (iv) all of our current directors and executive officers as a group.

SHARES OF COMMON STOCK
BENEFICIALLY OWNED (1)

NAME AND ADDRESS OF BENEFICIAL OWNER (2)                                               SHARES     PERCENT(3)

Eberhard Schoeneburg ..............................................................   3,667,377     20.5%
Claudia Alsdorf (4)................................................................     100,000         *
Dr. Gert Hensel (5)................................................................     100,000         *
Edward Kam Tai Keong...............................................................   1,200,000      6.7%
Accelera Ventures Ltd..............................................................   1,050,000      5.8%
Robert Duggan (6)..................................................................     947,689      5.2%
Bruno Gabriel (7)..................................................................   1,029,426      5.7%
Ernest Axelbank (8)................................................................      50,000         *
All current directors and executive officers as a group (4 persons) (9)............   3,917,377     21.9%
*  Less than 1%

(1) Shares of our common stock that an individual or group has the right to acquire within 60 days of March 26, 2004, pursuant to the exercise of options are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the beneficial owners named in this table have sole voting and investment power with respect to all shares of our common stock shown to be beneficially owned by them based on information these individuals have provided to us.

(2) The address of each of our executive officers and directors listed in the table above is: c/o Artificial Life, Inc., 4601 China Online Center, 333 Lockhart Road, Wanchai, Hong Kong.

(3) Percentage of ownership is based on 17,885,937 shares of our common stock outstanding as of March 26, 2004 and all stock options which are exercisable within 60 days of March 31, 2004 for the respective individual(s) listed in the table above.

(4) Includes 100,000 shares subject to stock options which are exercisable within 60 days of March 31, 2004.

(5) Includes 100,000 shares subject to stock options which are exercisable within 60 days of March 31, 2004.

(6) Includes 431,689 shares subject to stock options and 466,000 shares subject to warrants, all of which are exercisable within 60 days of March 31, 2004 and an additional 50,000 shares purchased pursuant to an option exercised.

(7) Includes 200,000 shares held by DARUM Holding AG, a Swiss corporation in which Mr. Gabriel is a majority stockholder. Mr. Gabriel disclaims any beneficial ownership of the 200,000 shares held by DARUM Holding AG, except to the extent of his pecuniary interest in these shares, if any. Includes 829,426 shares of common stock.

(8) Includes 50,000 shares subject to stock options which are exercisable within 60 days of March 31, 2004

(9) Includes 250,000 shares subject to warrants and options, all of which are exercisable within 60 days of March 31, 2004.

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

Under an executive employment Agreement dated July 1, 1998, and amended and restated as of September 1, 1998 and October 1, 2001 we have agreed to employ Eberhard Schoeneburg as president, chief executive officer and chairman of the board of directors. This employment agreement expired on September 1, 2001 and on October 1, 2001, our compensation committee voted to extend the term of this agreement through September 1, 2003. This contract has been extended by our board of directors again on March 12, 2004 until December 31, 2006 with the same terms. This agreement also provides that Mr. Schoeneburg's annual base salary will increase as determined by our board of directors but at not less than 10% per year and includes an incentive bonus equal to 3% of our income from operations. As a result of our history of operating losses, however, Mr. Schoeneburg has not received a bonus in any of our previous fiscal years. For the fiscal years ended December 31, 1999, 2000, 2001 and 2002, under the terms of this employment agreement, Mr. Schoeneburg's base salary was increased from $240,000 to $264,000, $290,400, $319,440 and $352,000 respectively, in accordance with the terms of this employment agreement. Mr. Schoeneburg voluntarily agreed to a reduced salary of $149,727 for 2002 and to a salary reduction to $50,000 per year effective January 1, 2003. If Mr. Schoeneburg is terminated without cause (including a failure to renew the agreement) or if he terminates his employment for "good reason" (as defined in the agreement), he will be entitled to receive a lump sum payment of one to three times (depending upon whether such termination occurs before or after a change of control) the sum of (i) his base salary plus (ii) the greater of the average of his two most recent annual bonuses or his annual bonus payable in the year of termination. The agreement also contains a non-compete and non-solicitation provision which covers the longer of the term of his employment or any time period during which he serves on our board of directors, plus a period of one year thereafter.

Mr. Schoeneburg has not received his salary owed to him by the Company for the year ended December 31, 2003, by March 26, 2004.

In addition, during 2000, 2001, 2002 and the year ended 31, 2003, Mr. Eberhard Schoeneburg advanced funds to us to provide for working capital for the Company. The aggregate advanced funds as of December 31, 2003 amount to $1,546,508. The advanced funds in the year ended December 31, 2003 amount to $325,359. The net funds advanced are used as a working capital loan and bear cumulative interest at 5% per year, are unsecured and are due with 6 months notice. Interest expense on these advances amounted to $76,019 for the year ended December 31, 2003, which remains unpaid.

                                     PART IV

ITEM 13. EXHIBIT AND REPORT ON FORM 8-K.

a. Documents filed as part of this Report:

1. Financial Statements

See "Index to Financial Statements" at Item 8 to this Annual Report on Form 10-KSB.

2. Reports on Form 8-K

There were no reports on Form 8-K filed in fiscal year ended December 31, 2003.

b. Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB.

EXHIBIT NO. DESCRIPTION

3. No. 31   Certification  by Chief Executive  Officer and Principal  Financial
            Officer pursuant to Rule 13A-14 or 15D-14 of the Securities Exchange
            Act of 1934

4. No. 32   Certification by Chief Executive Officer and Principal Financial
            Officer pursuant 18 U.S.C. 1350

5. Code of Ethics

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal 2002, we retained as our principal auditor, Wolf & Co. P.C. ("Wolf") to provide services. On May 1, 2002, the Company dismissed Wolf and engaged Horwath Gelfond Hochstadt Pangburn, P.C. as principal auditor. Aggregate fees were billed in the following categories and amounts:

                                                                  Years Ended December 31
                                                                  --------------------------------
                                                             2003                         2002
                                                           -------                       -------
Audit Fees                                                 $61,593                       $87,488
Audit Related                                                    0                             0
Tax Related                                                      0                             0

All of the services described above were approved by the Company's audit committee and prior to performance. The audit committee has determined that the payments made to its independent accountant for these services are compatible with maintaining such auditor's independence.

                                   SIGNATURES

Pursuant to the requirements of Section 31 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in Hong Kong, on March, 29, 2004.

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

SIGNATURE                   TITLE                                DATE
                            -----                                ----
/s/ Eberhard Schoeneburg    President, Chief Executive           March 29, 2004
------------------------    Officer and Director (Principal
Eberhard Schoeneburg        Financial Officer)

/s/ Claudia Alsdorf         Director                             March 29, 2004
-------------------
Claudia Alsdorf

/s/ Dr. Gert Hensel         Director                             March 29, 2004
-------------------
Dr. Gert Hensel

                                   SIGNATURES

Pursuant to the requirements of Section 31 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Amended Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in Hong Kong, on March 29, 2004.

                              ARTIFICIAL LIFE, INC.

                          By: /s/ Eberhard Schoeneburg

                            Eberhard Schoeneburg,
                            Chief Executive Officer
                            (Principal Financial Officer)