Form 10QSB
period 2004-03-31
ARTIFICIAL LIFE INC
filed 2004-05-14
CIK 1070361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

                              Artificial Life, Inc.
                            4601 China Online Center
                                333 Lockhart Road
                                    Hong Kong
                    (Address of principal executive offices)

                                (+852) 3102 2800
                            Issuer's telephone number

                                 NOT APPLICABLE.
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State the number of shares of each of the Issuer's classes of common equity, as of the latest practicable date: As of May 10, 2004, there were21,424,496 shares of Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                              ARTIFICIAL LIFE, INC.

              INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE
                          QUARTER ENDED March 31, 2004
                                                                            PAGE

                          PART I-FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheet at March 31, 2004 ..........    3
         Condensed Consolidated Statements of Operations for the
                 Three Months Ended March 31, 2004 and March 31, 2003 ....    4
         Condensed Consolidated Statements of Cash Flows for the
                 Three Months Ended March 31, 2004 and March 31, 2003 ....    5
         Notes to Condensed Consolidated Financial Statements ............    6
Item 2 - Management's Discussion and Analysis of Financial Condition
                 and Results of Operations ...............................    8
Item 3 - Controls and Procedures .........................................   10

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings ...............................................   11

Item 2 - Changes in Securities ...........................................   11

Item 3 - Defaults Upon Senior Securities .................................   11

Item 4 - Submission of Matters to a Vote of Security Holders .............   11

Item 5 - Other Information ...............................................   11

Item 6 - Exhibits and Reports on Form 8-K. ...............................   12

Signatures ...............................................................   13

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ARTIFICIAL LIFE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)

         ASSETS
Current assets:
Cash and cash equivalents                                           $     49,481
Prepaid expenses                                                             205
                                                                    ------------
         Total current assets                                             49,686
                                                                    ------------

Deposits and other assets                                                 21,015
                                                                    ------------
         Total other assets                                               21,015
                                                                    ------------

Fixed assets:
Office equipment, net of accumulated depreciation of $647                  1,252
Computer equipment, net of accumulated depreciation of $5,960             17,507
Leasehold improvements, net of accumulated depreciation of $5,087         35,610
Office furniture, net of accumulated depreciation of $1,208                8,454
                                                                    ------------
                                                                          62,823
                                                                    ------------
TOTAL ASSETS                                                        $    133,524
                                                                    ============

         LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable                                                    $  1,760,199
Note payable - officer/stockholder                                     1,509,762
Short term loan payable to stockholder                                    50,000
Accrued expenses                                                         353,548
                                                                    ------------
         Total liabilities, all current                                3,673,509
                                                                    ------------

Stockholders' equity (deficit):
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding
Common stock, $.01 par value; 30,000,000 shares authorized,
         17,885,937 shares issued and outstanding                        178,860
Additional paid-in capital                                            27,435,041
Notes receivable from stockholders                                       (19,577)
Accumulated deficit                                                  (31,134,309)
                                                                    ------------
         Total stockholders' deficit                                  (3,539,985)
                                                                    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $    133,524
                                                                    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                              ARTIFICIAL LIFE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three-month period ended
                                                               March 31,
                                                       ------------------------
                                                         2004            2003
Revenues:
Application services and other                      $     9,690     $     3,400
                                                    -----------     -----------
Operating expenses:
General and administrative                               80,025          78,674
Engineering and cost of sales                            47,845              --
Research and development                                 21,903          24,744
Sales and marketing                                      24,789             900
                                                    -----------     -----------
Total operating expenses                                174,562         104,318
                                                    -----------     -----------
Loss from operations                                   (164,872)       (100,918)
Other income (expenses):
Foreign exchange gain                                      (344)             --
Interest expense                                        (18,637)        (20,257)
                                                    -----------     -----------
Net loss                                            $  (183,853)    $  (121,175)
                                                    ===========     ===========

Basic and diluted net loss per share                $     (0.01)    $     (0.01)
                                                    ===========     ===========
Weighted average basic and diluted
shares outstanding                                   16,853,281      12,087,758
                                                    ===========     ===========


See accompanying notes to unaudited condensed consolidated financial statements

                              ARTIFICIAL LIFE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               Three-month period ended
                                                                       March 31,
                                                               ------------------------
                                                                  2004           2003
Cash flows from operating activities:
Net loss                                                        $(183,853)   $(121,175)
Adjustments to reconcile net loss to net cash used by
    operating activities:
Depreciation and amortization                                       9,465           --
Interest expense accrued on advances from officer/stockholder      18,637       20,257
Increase in due to/from officer/stockholders                       12,500       12,500
Decrease in accounts receivable, other                                 --       21,000
Decrease in prepaid expenses and other assets                      12,462        2,208
(Decrease) increase in accounts payable and accrued expenses      (11,695)      13,810
                                                                ---------    ---------
Net cash used by operating activities                            (142,484)     (51,400)
                                                                ---------    ---------
Cash flows from investing activities:
Purchase of equipment                                             (41,985)          --
                                                                ---------    ---------
Net cash used by investing activities                             (41,985)          --
                                                                ---------    ---------
Cash flows from financing activities:
Proceeds from issuance of common stock, net                       313,500           --
Advances from officer/stockholder                                   8,013       73,774
Payments on advances from officer/stockholder                     (75,896)     (22,400)
Repayment of short-term loan payable to stockholder               (15,000)
                                                                ---------    ---------
Net cash provided by financing activities                         230,617       51,374
                                                                ---------    ---------
Net increase (decrease) in cash and cash equivalents               46,148          (26)
Cash and cash equivalents at beginning of period                    3,333           29
                                                                ---------    ---------
Cash and cash equivalents at end of period                      $  49,481    $       3
                                                                =========    =========


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

2. STOCK BASED COMPENSATION AND EARNINGS PER SHARE

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock-based employee compensation plans. Accordingly, no compensation expense has been recognized for options granted to employees at fair market value. There were no options granted to employees during the three months ended March 31, 2004 and 2003.

3. NET LOSS

The Company incurred a net loss of $578,237 in 2003. As of March 31, 2004, the Company had a working capital deficiency of $3,623,823 and a stockholders' deficit of $3,539,985. During the three months ended March 31, 2004, the Company had a net loss of $183,853 and used $142,484 of cash in operating activities. During the three months ended March 31, 2004, the Company sold 1,697,199 shares of common stock for net proceeds of $313,500. Through May 7, 2004 the Company sold an additional 1,265,832 shares of common stock for net proceeds of $680,300. Management believes that these proceeds will be sufficient to fund the Company's operations for the next twelve months.

4. NET LOSS PER SHARE

Basic net loss per share is calculated based on the weighted average number of common shares outstanding for the three months ended March 31, 2004. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. Basic and diluted net loss per share are the same for the three months ended March 31, 2004 since the effect of inclusion of all outstanding options and warrants would be anti-dilutive.

5. INCOME TAXES

There is no provision for income taxes for the three months ended March 31, 2004 or 2003, as the Company incurred a loss during these periods. At December 31, 2003, the Company had approximately $24,500,000 of federal and state net operating loss carry forwards expiring through 2023 and 2006, respectively. The net operating loss carry forwards may be subject to annual limitations based on ownership changes in the Company's common stock as provided by in Section 382 of the Internal Revenue Code.

6. ADVANCES FROM SHAREHOLDER

At March 31, 2004 the Company owed its Chief Executive Officer $1,509,762 which decreased by $36,746 for the three months ended March 31, 2004 (including accrued interest of $18,637, accrued salary of $12,500 and withdrawal of $67,883 against past due interest). The advances bear interest at a rate of 5% per year, are unsecured and are due on demand. On April 19, 2004, advances of $1,000,000 were converted into 2,272,727 shares of the Company's common stock at $0.44 per share, which approximated the net price per share received at that date for issuances of common stock for cash.

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

9. SALES OF COMMON STOCK

In January 2004, the Company sold 320,434 shares of common stock for $55,000 to two individual investors and granted one of the investors an option to purchase 50,000 shares of common stock with an exercise price of $0.10 per share which vested immediately and expires in January 2006.

In February 2004, the Company sold 461,765 shares of common stock for $78,500 to four individual investors. On February 27, 2004 the Company issued 15,000 shares of common stock to an individual as a commission for raising capital.

On March 15, 2004, the Company sold 900,000 shares of common stock for $180,000 to one individual investor and granted the same investor an option to purchase 800,000 shares of common stock with an exercise price of $0.15 per share which vested immediately and expires in March 2006.

All stock was issued according to rule 144 and are not eligible for public trading for 12 months.

10. SUBSEQUENT EVENTS

In April, 2004 the Company sold 370,000 shares of common stock to 5 individual investors for $185,000. In connection with these sales, the Company paid a commission consisting of 62,500 shares of common stock and cash of $4,700.

On May 7, 2004 the Company sold 833,332 shares of common stock to 2 individual investors for $500,000 and granted an option to an individual investor to purchase 500,000 shares of common stock for a strike price of $0.40 per share which vested immediately and expires in May 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following Management's Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-QSB. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section titled "Risk Factors" as well as other factors described in our Annual Report on Form 10-KSB for the year ended December 31, 2003. We do not intend to update any such forward-looking statements.

INTRODUCTION

OVERVIEW

In the first quarter of 2004 the Company has prepared the launch of its new mobile technology platform SEMP (TM) (Smart Engine Mobile Platform) and several new mobile products and services and has successfully launched them at the end of the first quarter with several operators in Hong Kong.

Therefore, in the quarter ended March 31, 2004, the Company has generated only modest revenues of $9,690 as the sole focus of efforts in this quarter was the production, release and preparation for release at the end of the first quarter of 2004 of the new products and applications especially for the mobile computing markets in Asia and Europe.

We incurred losses of $183,853 for the first quarter 2004 and have aggregated losses of $31,134,309 through the end of March 2004.

Our accumulated losses have severely impacted our liquidity and cash position which, in turn, have significantly impeded our ability to fund our operations. Consequently, in connection with our Annual Reports on Form 10-K and 10-KSB for the fiscal years ended December 31, 2000, 2001, 2002 and 2003 the opinion of our independent certified public accountants stated that there was substantial doubt about our ability to continue as a going concern. As of March 31, 2004, we had total assets of $133,524 and total liabilities of $3,673,509. As of March 31, 2004, current assets were $49,686, and current liabilities were $3,673,509. Total funds raised in the first quarter of 2004 were $313,500.

Since the third quarter of 2002 the Company has resumed some of its R&D efforts to enhance its existing product line and to develop new mobile applications and modules. The Company is currently developing new products for Asian language based e-learning and entertainment applications as well as mobile games. The first new products and services have been launched in the first quarter of 2004. There can be no guarantee that these new products and services will contribute substantially to future revenues of the Company.

To support the current efforts of developing new products, the Company hired 13 contract consultants and 5 employees during the first quarter of 2004.

In light of our restructuring and the resumption of R&D efforts, results of operations to date are not indicative of our future results of operations. Moreover, we expect to experience significant fluctuations in our future operating results due to a variety of factors. Factors that may affect our operating results include the recovery of the global internet and mobile markets, the general market acceptance of our products, our ability to sell and license our intellectual property, the amount of software consulting we undertake in the future, success in creating and entering into strategic alliances, our mix of product and service sales, our response to competitive pressure, our ability to attract and retain qualified personnel, our ability to execute business in the Asian markets and the relocation of our headquarters to Hong Kong. Gross profit margins will vary from product to product and between products and services. Our sales mix may vary from period to period and our gross margins will fluctuate accordingly.

In addition to our restructuring efforts, we are seeking additional financing to increase liquidity and capital resources. If we are unable to obtain additional financing, this will have a material adverse effect on our business.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

REVENUES: Revenues for the quarter ended March 31, 2004 were $9,690 as compared to $3,400 for the quarter ended March 31, 2003. The increase of revenues of $6,290 was primarily due to revenue generated by a small service contract started in December 2003.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consist of salary of administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the quarter ended March 31, 2004 were $80,025 as compared to $78,674 for the quarter ended March 31, 2003. The increase of $1,351 was due primarily to increased depreciation expense on fixed assets.

ENGINEERING AND COST OF SALES: These costs generally consist of salary, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Engineering expenses for the quarter ended March 31, 2004 were $47,845 as compared to $0 for the quarter ended March 31, 2003. The increase of $47,845 was primarily due to new hiring and the reallocation of human resources from research and development to engineering.

RESEARCH & DEVELOPMENT: Research and development ("R&D") expenses are similar in nature to engineering expenses, but they relate to products in their initial stage which are expected to generate revenue at a later date. Research and development expenses for the quarter ended March 31, 2004 were $21,903 as compared to $24,744 for the quarter ended March 31, 2003. The decrease of $2,841 was mainly due to the reallocation of human resources to engineering and cost of sales.

SALES AND MARKETING: Sales and marketing expenses consist of salary expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expense and public relations activities. Sales and marketing expenses for the quarter ended March 31, 2004 were $24,789 as compared to $900 for the quarter ended March 31, 2003. The increase of $23,889 was primarily due to increased staff cost and the resumption of sales and marketing activities during the quarter.

NET LOSS: As a result of the foregoing, the net loss for the quarter ended March 31, 2004 was $183,853 as compared to a loss of $121,175 for the quarter ended March 31, 2003. The increase in losses is mainly due to the resumption of engineering and sales and marketing activities. The basic and diluted net loss per share for the first quarter of 2004 was ($0.01) which was the same as the quarter ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, we had a working capital deficit of $3,623,823 and a stockholders' deficit of $3,539,985.

In order to fund our cash needs we have borrowed funds from time to time from our chief executive officer, Eberhard Schoeneburg. As of March 31, 2004 we owed our CEO an aggregate of $1,509,762. The advanced funds bear interest at a rate of 5% per year, are unsecured and are due with 6 months notice.

During the three months ended March 31, 2004 the Company received $313,500 cash from sales of newly issued stock.

Accounts payable and accrued expenses as of March 31, 2004 were $2,113,747.

Through May 7, 2004 the Company sold an additional 1,265,832 shares of common stock for net proceeds of $680,300. Management believes that these proceeds will be sufficient to fund the Company's operations for the next twelve months. We are continuing to pursue financing opportunities to meet our anticipated liquidity needs. However, we cannot be sure that we will be able to obtain the necessary financing on acceptable terms, or at all, or that any financing will be adequate to meet our working capital needs.

In April 2004, the Company sold 370,000 shares of common stock to 5 individual investors for $185,000. In connection with these sales, the Company paid a commission consisting of 62,500 shares of common stock and cash of $4,700.

On April 19, 2004, upon the approval of the board of directors, the Company's CEO Mr. Eberhard Schoneburg converted $1,000,000 of $1,509,762 owed to him by the Company into 2,272,727 shares of common stock at the price of $0.44 per share which approximated the net price per share at that date for issuances of common stock for cash.

On May 7, 2004 the Company sold 833,332 shares of common stock to 2 individual investors for $500,000 and granted an option to an individual investor to purchase 500,000 shares of common stock for a strike price of $0.40 per share which vested immediately and expires in May 2006.

ITEM 3. CONTROLS AND PROCEDURES

On March 1, 2004 ("Evaluation Date"), the Company's management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of the Evaluation Date, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company's reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

ITEM 2 - CHANGES IN SECURITIES

On January 9, 2004 the Company issued 294,118 shares of common stock for $0.17 a share to a private investor and granted the same investor an option to purchase 50,000 shares of common stock with an exercise price of $0.10 per share which vested immediately and expires in January 2006.

On January 26, 2004 the Company issued 26,316 shares of common stock for $0.19 a share to a private investor.

On February 9, 2004 the Company issued 147,059 shares of common stock for $0.17 a share to a private investor.

On February 26, 2004 the Company issued 55,882 shares of common stock for $0.17 a share to a private investor.

On February 26, 2004 the Company issued 111,765 shares of common stock for 0.17 a share to a private investor.

On February 27, 2004 the Company issued 147,059 shares of common stock for 0.17 a share to a private investor.

On February 27, 2004 the Company issued 15,000 shares of common stock to an individual as a commission for raising capital.

On March 15, 2004 the Company issued 900,000 shares of common stock for $0.20 a share to a private investor and granted the same investor an option to purchase 800,000 shares of common stock with an exercise price of $0.15 per share which vested immediately and expires in March 2006.

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

(b)  Reports on Form 8-K:

     On March 18, 2004 the Company reported on Form 8-K a press release by the Company dated March 19, 2004 with topic Artificial Life, Inc. Receives New Funding.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             ARTIFICIAL LIFE, INC.

                                             /s/ Eberhard Schoeneburg

Date: May 14, 2004                        By:______________________________
                                             Name:  Eberhard Schoeneburg
                                             Title: Chief Executive Officer and
                                                    Principal Financial Officer