Form 10QSB
period 2004-06-30
ARTIFICIAL LIFE INC
filed 2004-08-16
CIK 1070361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

                              Artificial Life, Inc.
                            4601 China Online Centre
                                333 Lockhart Road
                                     Wanchai
                                    Hong Kong
                    (Address of principal executive offices)

                                (+852) 3102 2800
                            Issuer's telephone number

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State the number of shares of each of the Issuer's classes of common equity, as of the latest practicable date: As of August 2, 2004, there were 21,790,095 shares of Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [_] No [X]

                              ARTIFICIAL LIFE, INC.

              INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE
                           QUARTER ENDED JUNE 30, 2004

                                                                                                                   PAGE
                          PART I-FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheet at June 30, 2004.......................................................3
         Condensed Consolidated Statements of Operations for the
                  Three Months and Six Months Ended June 30, 2004 and June 30, 2003..................................4
         Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                  June 30, 2004 and June 30, 2003....................................................................5
         Notes to Condensed Consolidated Financial Statements........................................................6

Item 2 - Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..........................................................................8
Item 3 - Controls and Procedures....................................................................................10

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings..........................................................................................11

Item 2 - Changes in Securities......................................................................................11

Item 3 - Defaults Upon Senior Securities............................................................................12

Item 4 - Submission of Matters to a Vote of Security Holders........................................................12

Item 5 - Other Information..........................................................................................12

Item 6 - Exhibits and Reports on Form 8-K...........................................................................12

Signatures..........................................................................................................13

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              ARTIFICIAL LIFE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)



                         ASSETS
Current assets:
Cash and cash equivalents                                                       $    318,303
Accounts receivable                                                                   59,640
                                                                                ------------
        Total current assets                                                         377,943
                                                                                ------------

Deposits and other assets                                                             21,345
                                                                                ------------
        Total other assets                                                            21,345
                                                                                ------------
Fixed assets:
Office equipment, net of accumulated depreciation of $924                              1,289
Computer equipment, net of accumulated depreciation of $10,691                        27,155
Leasehold improvements, net of accumulated depreciation of $10,424                    32,273
Office furniture, net of accumulated depreciation of $2,415                            7,246
                                                                                ------------
                                                                                      67,963
                                                                                ------------

TOTAL ASSETS                                                                    $    467,251
                                                                                ============

           LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable, as adjusted (Note 3)                                          $  1,437,979
Note payable - officer/stockholder                                                   494,112
Short term loan payable to stockholder                                                25,000
Accrued expenses                                                                     320,006
                                                                                ------------
        Total current liabilities                                                  2,277,097
                                                                                ------------

Stockholders' equity (deficit):
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding
Common stock, $.01 par value; 30,000,000 shares authorized,
         21,790,095 shares issued and outstanding                                    217,901
Additional paid-in capital                                                        29,090,568
Notes receivable from stockholders                                                   (19,577)
Accumulated deficit, as adjusted (Note 3)                                        (31,098,738)
                                                                                -------------
        Total stockholders' deficit                                               (1,809,846)
                                                                                -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $    467,251
                                                                                =============


See accompanying notes to unaudited condensed consolidated financial statements.

                              ARTIFICIAL LIFE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three-month Period Ended                Six-month Period Ended
                                                             June 30,                                June 30,
                                                             --------                                --------

                                                      2004           2003                         2004        2003
Revenues:
Software license agreements                     $     53,180    $        --                 $    53,180  $       --
Application services and other                         6,460             --                      16,150       3,400
                                                ------------    ------------                -----------  ----------
                                                      59,640             --                      69,330       3,400
                                                ------------    ------------                -----------  ----------
Operating expenses:
General and administrative                            90,085         29,971                     170,110     108,645
Engineering and cost of sales                        115,956             --                     163,801          --
Research and development                              23,437         48,313                      45,340      73,057
Sales and marketing                                   76,017            500                     100,806       1,400
                                                ------------    ------------                -----------  ----------
Total operating expenses                             305,495         78,784                     480,057     183,102
                                                ------------    ------------                -----------  ----------
Loss from operations                               (245,855)       (78,784)                   (410,727)   (179,702)
                                                ------------    ------------                -----------  ----------

Other income (expenses):
Foreign exchange loss                                (2,877)             --                     (3,221)          --
Interest expense                                     (6,098)       (20,204)                    (24,735)    (40,460)
Other                                                 40,400          2,112                      40,400      2,110
                                                ------------    ------------                -----------  ----------
                                                      31,425       (18,092)                      12,444    (38,350)
                                                ------------    ------------                -----------  ----------


Net loss                                        $  (214,430)  $    (96,876)               $   (398,283)  $(218,052)
                                                ============  =============               =============  ==========

Basic and diluted net loss per share            $     (0.01)  $      (0.01)                $     (0.02)  $   (0.02)
                                                ============  =============               =============  ==========
Weighted average basic and diluted
     shares outstanding                           20,684,658     12,372,890                  18,768,969  12,231,112
                                                ============  =============               =============  ==========

See accompanying notes to unaudited condensed consolidated financial statements

                              ARTIFICIAL LIFE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     Six-month Period Ended
                                                                                            June 30,
                                                                                            --------
                                                                                     2004                 2003

Cash flows from operating activities:
Net loss                                                                        $  (398,283)       $  (218,052)
Adjustments to reconcile net loss to net cash used by
        operating activities:
Depreciation and amortization                                                        21,017                  --
Interest expense accrued on advances from officer/stockholder                        19,786              40,460
Salary accrued to officer/stockholder                                                12,500              25,000
Decrease in accounts receivable, other                                                   --              22,000
(Increase) in accounts receivable, trade                                            (59,640)                 --
Decrease in prepaid expenses and other assets                                        12,337               2,308
Decrease (Increase) in accounts payable and accrued expenses                       (108,187)             10,278
                                                                                ------------       ------------
Net cash used in operating activities                                              (500,470)           (118,006)
                                                                                ------------       ------------
Cash flows from investing activities:
Purchase of equipment                                                               (58,677)                 --
                                                                                ------------       ------------
Net cash used in investing activities                                               (58,677)                 --
                                                                                ------------       ------------
Cash flows from financing activities:
Proceeds from issuance of common stock, net                                         973,799              65,000
Advances from officer/stockholder                                                    14,992              75,378
Payments on advance from officer/stockholder                                        (99,674)            (22,400)
Repayment of short-term loan payable to stockholder                                 (15,000)                 --
                                                                                ------------       ------------
Net cash provided by financing activities                                           874,117             117,978
                                                                                ------------       ------------

Net increase (decrease) in cash and cash equivalents                                314,970                 (28)
Cash and cash equivalents at beginning of period                                      3,333                  28
                                                                                ------------       ------------
Cash and cash equivalents at end of period                                    $     318,303      $           --
                                                                                ============       ============
Supplemental disclosure of cash flow information:

Interest paid                                                                 $       4,949                  --
                                                                                ===========        ============
Supplemental disclosure of non-cash financing activities:

Debt converted to common stock                                                $   1,034,270                  --
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

2.   STOCK BASED COMPENSATION AND EARNINGS PER SHARE

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock-based employee compensation plans. Accordingly, no compensation expense has been recognized for options granted to employees at fair market value.

100,000 options granted in the three-month period ended June 20, 2001 expired on June 19, 2004. There were no options granted to employees during the three months ended June 30, 2004.

3.   ACCOUNTS PAYABLE ADJUSTMENT

In 2001 the Company recorded revenues from a German customer in connection with its sale of ALIFE Messenger and ALIFE Webguide software. Also in 2001, the Company purchase software programming services from the same customer. At December 31, 2001 accounts payable to the customer were offset against accounts receivable. During the year ended December 31, 2002, documentation in connection with the offset was misplaced in conjunction with the Company's relocation to Hong Kong, and the payable of $250,000 was reinstated resulting in an overstatement in accounts payable and accumulated deficit as of December 31, 2002. The error was discovered during the three months ended June 30, 2004, when the Company retrieved the misplaced documentation. Accordingly, the financial statements have been restated, resulting in a decrease to accounts payable and accumulated deficit as of January 1, 2003 of $250,000. The restatement did not affect net loss or basic and diluted net loss per share for the three and six months ended June 30, 2004 and 2003.

4.   NET LOSS PER SHARE

Basic net loss per share is calculated based on the weighted average number of common shares outstanding for the three month period ended June 30, 2004. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. Basic and diluted net loss per share are the same for the three and six months ended June 30, 2004 and 2003 since the effect of inclusion of all outstanding options and warrants would be anti-dilutive.

5.   INCOME TAXES

There is no provision for income taxes for the three months ended June 30, 2004 and June 30, 2003. During the six months ended June 30, 2004, the Company reported a net loss of $398,283 and at December 31, 2003, the Company had approximately $24,500,000 of federal and state net operating loss carry forwards expiring through 2023 and 2006, respectively. The net operating loss carry forwards may be subject to annual limitations based on ownership changes in the Company's common stock as provided by in Section 382 of the Internal Revenue Code.

6.   ADVANCES FROM SHAREHOLDER

At June 30, 2004 the Company owed its Chief Executive Officer $494,112 which reflected a decrease of $1,015,650 during the three months then ended. Interest of $1,149 was accrued; new advances of $6,980 were received; $23,778 was repaid; and $1,000,000 was converted into 2,272,727 shares of the Company's common stock during the three months ended June 30, 2004. The conversion rate was $0.44 per share, which approximated the net price per share received at that date for issuances of common stock for cash. The remaining advances bear interest at a rate of 5% per year, are unsecured and are due on demand.

7.   SEGMENT INFORMATION

The Company markets and supports "intelligent software robots," software programs and applications, and related intellectual property. The products target web applications as well as mobile phone platforms. Products have the form of applications as well as enabling technology for the Internet and mobile devices. The Company believes that it currently operates in one main business segment: intelligent agents/smart bots for Internet and mobile platforms.

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

9.       SALES OF COMMON STOCK

In April 2004, the Company sold 370,000 shares of common stock for $185,000 to five individual investors. In connection with these sales of shares, the Company issued 62,500 shares of common stock and paid $4,700 cash to an individual as commission for raising capital.

On April 19 2004, advances of $1,000,000 due to the Company's Chief Executive Officer were converted into 2,272,727 shares of the Company's common stock.

In May 2004, the Company sold 833,332 shares of common stock for $500,000 to two investors and paid $50,000 to an individual as commission for raising capital.

 On May 6 2004, the Company granted to an individual an option to purchase 500,000 shares of common stock with an exercise price of $0.40 per share which vested immediately and expires in May 2006.

On May 10 2004, the Company issued 18,540 shares of common stock for $9,270 to settle an account payable.

On May 14 2004, the Company sold 200,000 shares of common stock for $30,000 upon the exercise of options granted in March 2004.

On June 19 2004, a short-term convertible loan of $25,000 due to a stockholder was converted into 147,059 shares of the Company's common stock.

All shares were issued under Rule 144 and are not eligible for public trading for 12 months.

10.  SUBSEQUENT EVENTS

On July 6 2004, the Company granted its employees options to purchase a total of 440,000 shares of common stock; granted two directors options to purchase 200,000 shares of common stock and granted one individual an option to purchase 50,000 shares of common stock, all with an exercise price of $0.70 per share. These options vested immediately and expire in July 2006.

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

INTRODUCTION

OVERVIEW

In the first quarter of 2004 the Company has prepared the launch of its new mobile technology platform SEMP (TM) (Smart Engine Mobile Platform) and several new mobile products and services and has successfully launched them at the end of the first quarter with several operators in Hong Kong. In the second quarter of 2004 we have successfully launched with four operators in Hong Kong and an operator in Macau and have prepared the launch in several European countries and further Asian countries.

We are currently developing more new mobile products as well as WAP and Java games. Even though the first of these new products and services have been launched successfully in the first and second quarter of 2004, there can be no guarantee that these new products and services will contribute substantially to future revenues of the Company.

For the quarter ended June 30, 2004 we reported a net loss of $214,430 and operational revenues of $59,640, mostly from license sales for our mobile and web products.

As of June 30, 2004, we had total assets of $467,251 and total liabilities of $2,277,097. As of June 30, 2004, current assets were $377,943 as compared to $49,686 for the first quarter of 2004, and current liabilities were $2,277,097 as compared to $3,673,509 for the first quarter of 2004.

Net funds raised in the second quarter of 2004 were $660,300.

To support the current efforts of developing new products, the Company's contract consultants were increased to 14 and employees were increased to 11 during the second quarter of 2004 as compared to 13 contract consultants and 5 employees in the first quarter of 2004.

In light of our restructuring towards mobile applications and technology and the resumption of R&D and engineering efforts, results of operations to date are not indicative of our future results of operations. Moreover, we expect to experience significant fluctuations in our future operating results due to a variety of factors. Factors that may affect our operating results include the recovery of the global internet and mobile markets, the general market acceptance of our products, our ability to sell and license our intellectual property, the amount of software consulting we undertake in the future, success in creating and entering into strategic alliances, our mix of product and service sales, our response to competitive pressure, our ability to attract and retain qualified personnel, and our ability to execute business in the Asian and European markets. Gross profit margins will vary from product to product and between products and services and the countries in which we launch our products. Our sales mix may vary from period to period and our gross margins will fluctuate accordingly.

Our accumulated losses have severely impacted our liquidity and cash position which, in turn, have significantly impeded our ability to fund our operations in the past. Consequently, in connection with our Annual Reports on Form 10-K (Q) and 10-KSB (QSB) for the fiscal years ended December 31, 2000, 2001, 2002 and 2003 the opinion of our independent registered public accountants stated that there was substantial doubt about our ability to continue as a going concern. The aggregated losses since 1998 amount to $31,098,738 through the end of the second quarter of 2004.

To further improve the generation of revenues from the roll out of our mobile technology, we are seeking additional financing to increase liquidity and capital resources. If we are unable to obtain additional financing, this will have a material adverse effect on our business.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

REVENUES: Revenues for the quarter ended June 30, 2004 were $59,640 as compared to $0 for the quarter ended June 30, 2003. The increase of revenues of $59,640 was mainly due to product license fees, first license fees for our mobile services and products and service fees.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consist of salary and administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the quarter ended June 30, 2004 were $90,085 as compared to $29,971 for the quarter ended June 30, 2003. The increase of $60,114 was due primarily to an increase in personnel, travel and general administrative costs.

ENGINEERING AND COST OF SALES: These costs generally consist of salary, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Engineering expenses for the quarter ended June 30, 2004 were $115,956 as compared to $0 for the quarter ended June 30, 2003. The increase of $115,956 was primarily due to new personnel and the reallocation of human resources from research and development to engineering.

RESEARCH & DEVELOPMENT: Research and development expenses are similar in nature to engineering expenses, but they relate to products in their initial stage and are anticipated to generate revenue at a later date. Research and development expenses for the quarter ended June 30, 2004 were $23,437 as compared to $48,313 for the quarter ended June 30, 2003. The decrease of $24,876 was mainly due to the reallocation of human resources to engineering and cost of sales.

SALES AND MARKETING: Sales and marketing expenses consist of salary expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expense, traveling and public relations activities. Sales and marketing expenses for the quarter ended June 30, 2004 were $76,017 as compared to $500 for the quarter ended June 30, 2003. The increase of $75,517 was primarily due to increased staff cost, travel and sales and marketing activities in Europe and Asia during the quarter.

OTHER INCOME (EXPENSES): Other income (expenses) are income and expenses that were not generated from normal business activities. Other income (expense) for the quarter ended June 30, 2004 was $31,425 as compared to ($18,092) for the quarter ended June 30, 2003, and consisted primarily of the extinguishment of accounts payable pursuant to a settlement agreement with the vendor.

NET LOSS: As a result of the foregoing, the net loss for the quarter ended June 30, 2004 was $214,430 as compared to a loss of $96,876 for the quarter ended June 30, 2003. The basic and diluted net loss per share for the second quarter of 2004 was $0.01 as compared to $0.01 for the quarter ended June 30, 2003.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

REVENUES: Revenues for the six month period ended June 30, 2004 were $69,330 as compared to $3,400 for the six month period ended June 30, 2003. The increase of $65,930 was primarily due to revenue generated from a service contract and software license revenues in the second quarter.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consist of salary expenses of administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the six month period ended June 30, 2004 were $170,110 as compared to $108,645 for the six month period ended June 30, 2003. The increase of $61,465 was due primarily to an increase in personnel, travel and general administrative costs.

ENGINEERING AND COST OF SALES: These costs generally consist of salary, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Engineering expenses for the six month period ended June 30, 2004 were $163,801 as compared to $0 for the six month period ended June 30, 2003. The increase of $163,801 was primarily due to new personnel and the reallocation of human resources from research and development to engineering.

RESEARCH & DEVELOPMENT: Research and development expenses are similar in nature to engineering expenses, but they relate to products in their initial stage and are anticipated to generate revenue at a later date. Research and development expenses for the six month period ended June 30, 2004 were $45,340 as compared to $73,057 for the six month period ended June 30, 2003. The decrease of $27,717 was primarily due to the reallocation of human resources to engineering and cost of sales.

SALES AND MARKETING: Sales and marketing expenses consist of salary and expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expense, traveling and public relations activities. Sales and marketing expenses for the six month period ended June 30, 2004 were $100,806 compared to $1,400 for the six month period ended June 30, 2003. The increase of $99,406 was primarily due to increased staff cost, travel and sales and marketing activities in Europe and Asia.

OTHER INCOME (EXPENSES): Other income (expenses) are income and expenses that were not generated from normal business activities. The result of other income (expense) for the six month period ended June 30, 2004 were $12,444 as compared to ($38,350) for the six months ended June 30, 2003, and consisted primarily of the extinguishment of accounts payable pursuant to a settlement agreement with the vendor.

NET LOSS: The net loss for the six month period ended June 30, 2004 was $398,283 as compared to a loss of $218,052 for the six month period ended June 30, 2003. The generation of losses is mainly due to the resumption of engineering and sales and marketing activities. The basic and diluted net loss per share for the period ended June 30, 2004 was $0.01 as compared to $0.02 per share for the six months ended June 30, 2003.

ACCOUNTS PAYABLE ADJUSTMENT

In 2001 the Company recorded revenues from a German customer in connection with its sale of ALIFE Messenger and ALIFE Webguide software. Also in 2001, the Company purchased software programming services from the same customer. At December 31, 2001 accounts payable to the customer were offset against accounts receivable. During the year ended December 31, 2002, documentation in connection with the offset was misplaced in conjunction with the Company's relocation to Hong Kong, and the payable of $250,000 was reinstated , resulting in an overstatement in accounts payable and accumulated deficit as of December 31, 2002. The error was discovered during the three months ended June 30, 2004, when the Company retrieved the misplaced documentation. Accordingly, the financial statements have been restated, resulting in a decrease to accounts payable and accumulated deficit as of January 1, 2003 of $250,000. The restatement did not affect net loss or basic and diluted net loss per share for the three and six months ended June 30, 2004 and 2003.

The Company reported net losses of $2,043,682 and $578,237 for the years ended December 31, 2002 and 2003, respectively. Accumulated deficits were $30,372,219 and $30,950,456, and total liabilities were $3,575,557 and $3,736,950 as of December 31, 2002 and 2003, respectively. Because of the significance of these amounts, management believes that the judgment of a reasonable person relying on previously issued reports would not have been changed or influenced by the correction of the overstatement to accounts payable, and therefore that a reissuance of such previously issued reports is not considered necessary.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, we had a working capital deficit of $1,899,154 and a stockholders' deficit of $1,809,846.

In order to fund our cash needs we have borrowed funds from time to time from our chief executive officer, Eberhard Schoeneburg. As of June 30, 2004 we owed our CEO an aggregate of $494,112, as compared to $1,509,762 in the first quarter of 2004. The reduction of approximately $1,000,000 was due to a conversion of his loan to equity by converting $1,000,000 into 2,272,727 shares of the Company's common stock. The remaining advanced funds bear interest at a rate of 5% per year, are unsecured and are due with 6 months notice.

During the three months ended June 30, 2004 the Company received $660,300 cash from sales of newly issued stock.

ITEM 3. CONTROLS AND PROCEDURES
On June 30, 2004 ("Evaluation Date"), the Company's management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of the Evaluation Date, the Company's Chief Executive Officer and

Principal Financial Officer concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company's reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

In connection with claims for certain unpaid wages and vacation pay made by former employees of its former U.S. operations, the Company has originally accrued $150,000 representing the maximum amount of damages claimed by former employees. Although certain of these employees of the Company's U.S. operations have filed claims for unpaid wages and vacation pay with the Office of the Attorney General of the Commonwealth of Massachusetts, to the Company's knowledge, as of August 12, 2004, no suits had been filed. On July 23, 2002, a hearing on these claims was held before an Administrative Law Magistrate. The potential liability for these asserted claims has been reduced by the Magistrate to approximately $108,000 and the accrual in our books has been reduced accordingly. After conducting the hearing the Administrative Law Magistrate confirmed the claims. On September 10, 2002, the Attorney General has filed a tax lien for the amount of $108,015. The Company has tried to negotiate individual settlement agreements with its former employees but does not assume that such negotiations will eventually be successful.

It is possible that we may become a party to legal proceedings arising from the settlement of our outstanding liabilities.

ITEM 2 - CHANGES IN SECURITIES

In April 2004, the Company sold 370,000 shares of common stock for $0.50 per share to five individual investors. In connection with these sales of shares, the Company issued 62,500 shares of common stock for $0.20 per share and paid $4,700 cash to an individual as commission for raising capital.

On April 19 2004, advances of $1,000,000 due to the Company's Chief Executive Officer were converted into 2,272,727 shares of the Company's common stock for $0.44 a share.

In May 2004, the Company sold 833,332 shares of common stock for $0.50 a share to two investors and paid $50,000 to an individual as commission for raising capital.

On May 6 2004, the Company granted to an individual an option to purchase 500,000 shares of common stock with an exercise price of $0.40 a share which vested immediately and expires in May 2006.

 On May 10 2004, the Company issued 18,540 shares of common stock for $0.50 a share to settle an account payable.

On May 14 2004, the Company sold 200,000 shares of common stock for $30,000 being execution of option granted in March 2004 with an exercised price of $0.15 a share.

On June 19 2004, a short-term convertible loan of $25,000 due to a stockholder was converted into 147,059 shares of the Company's common stock for $0.17 a share.

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

         (b) Reports on Form 8-K:

         There were no reports on Form 8-K filed in the three months ended June 30, 2004.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ARTIFICIAL LIFE, INC.

                                    /s/ Eberhard Schoeneburg

Date: August 16, 2004         By:______________________________
                              Name:  Eberhard Schoeneburg
                              Title: Chief Executive Officer and
                                     Principal Financial Officer