Form 10QSB
period 2004-09-30
ARTIFICIAL LIFE INC
filed 2004-11-15
CIK 1070361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State the number of shares of each of the Issuer's classes of common equity, as of the latest practicable date: As of November 2, 2004, there were 21,915,095 shares of Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [_] No [X]

                              ARTIFICIAL LIFE, INC.

              INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE
                        QUARTER ENDED SEPTEMBER 30, 2004


                                                                                                               PAGE
                                                                                                               ----
                          PART I-FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheet at September 30, 2004............................................ 3
         Condensed Consolidated Statements of Operations for the
                   Three Months and Nine Months Ended September 30, 2004 and September 30, 2003.................4
         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
                   September 30, 2004 and September 30, 2003....................................................5
        Notes to Condensed Consolidated Financial Statements....................................................6

Item 2 - Management's Discussion and Analysis of Financial Condition
                   and Results of Operations....................................................................8

Item 3 - Controls and Procedures................................................................................11

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings......................................................................................12

Item 2 - Changes in Securities..................................................................................12

Item 3 - Defaults Upon Senior Securities........................................................................12

Item 4 - Submission of Matters to a Vote of Security Holders....................................................13

Item 5 - Other Information......................................................................................13

Item 6 - Exhibits and Reports on Form 8-K.......................................................................13

Signatures......................................................................................................13

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                              ARTIFICIAL LIFE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2004
                                   (UNAUDITED)


                   ASSETS
Current assets:
Cash and cash equivalents                                                                    $      90,734
Accounts receivable                                                                                 79,258
                                                                                             -------------
        Total current assets                                                                       169,992
                                                                                             -------------

Deposits and other assets                                                                           23,702
                                                                                             -------------
        Total other assets                                                                          23,702
                                                                                             -------------
Fixed assets:

Office equipment, net of accumulated depreciation of $1,659                                          4,220
Computer equipment, net of accumulated depreciation of $15,786                                      24,973
Leasehold improvements, net of accumulated depreciation of $15,761                                  26,936
Office furniture, net of accumulated depreciation of $3,649                                          6,224
                                                                                             -------------
                                                                                                    62,353
                                                                                             -------------

TOTAL ASSETS                                                                                 $     256,047
                                                                                             ==============

           LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable                                                                             $    1,414,380
Note payable - officer/stockholder                                                                  492,689
Short term loan payable to stockholder                                                               25,000
Accrued expenses                                                                                    301,415
                                                                                             --------------
        Total current liabilities                                                                 2,233,484
                                                                                             --------------

Stockholders' equity (deficit):
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding
Common stock, $.01 par value; 30,000,000 shares authorized,
         21,915,095 shares issued and outstanding                                                  219,151
Additional paid-in capital                                                                      29,199,319
Notes receivable from stockholders                                                                 (19,577)
Accumulated deficit                                                                            (31,376,330)
                                                                                             --------------
        Total stockholders' deficit                                                             (1,977,437)
                                                                                             --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                  $     256,047
                                                                                             ==============

 See accompanying notes to unaudited condensed consolidated financial statements  .


                              ARTIFICIAL LIFE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Three-month Period Ended        Nine-month Period Ended
                                                          September 30,                 September 30,
                                                        -----------------             -----------------

                                                      2004           2003              2004         2003
Revenues:
Software license agreements                     $     70,824    $        --       $   124,004     $       --
Application services and other                            --             --            16,150          3,400
                                                ------------   ------------      ------------   ------------
                                                      70,824             --           140,154          3,400
                                                ------------   ------------      ------------   ------------
Operating expenses:
General and administrative                           124,847         79,273           294,957        187,920
Engineering and cost of sales                        113,943             --           277,744             --
Research and development                              23,930         50,246            69,270        123,303
Sales and marketing                                   76,730          6,402           177,536          7,802
                                                ------------   ------------      ------------   ------------
Total operating expenses                             339,450        135,921           819,507        319,025
                                                ------------   ------------      ------------   ------------
Loss from operations                                (268,626)      (135,921)         (679,353)      (315,625)
                                                ------------   ------------      ------------   ------------

Other income (expenses):`
Foreign exchange (gain) loss                            (545)           151            (3,766)           151
Interest expense                                      (8,426)       (19,560)          (33,161)       (60,020)
Other                                                      6             --            40,406          2,112
                                                ------------   ------------      ------------   ------------
                                                      (8,965)       (19,409)            3,479        (57,757)
                                                ------------   ------------      ------------   ------------
Net loss                                        $   (277,591)  $   (155,330)     $   (675,874)    $ (373,382)
                                                ============   ============      ============   ============
Basic and diluted net loss per share            $      (0.01)  $      (0.01)      $     (0.03)    $    (0.03)
                                                ============   ============      ============   ============
Weighted average basic and diluted
     shares outstanding                           21,791,454     13,759,198        19,783,818     12,746,071
                                                ============   ============      ============   ============


See accompanying notes to unaudited condensed consolidated financial statements


                              ARTIFICIAL LIFE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     Nine-month Period Ended
                                                                                          September 30,
                                                                                        -----------------
                                                                                     2004                2003

Cash flows from operating activities:
Net loss                                                                      $    (675,874)      $    (373,382)
Adjustments to reconcile net loss to net cash used by
        operating activities:
Depreciation and amortization                                                        33,419               1,620
Interest expense accrued on advances
        from officer/stockholder                                                     33,161              60,020
Salary accrued to officer/stockholder                                                25,000              37,500
 (Increase) decrease in accounts receivable, trade                                  (79,258)             22,000
(Increase) in amount due from officer/shareholder                                        --            (120,689)
Decrease (increase) in prepaid expenses and other assets                              9,980              (4,835)
(Decrease) increase in accounts payable and accrued expenses                       (140,377)             27,719
                                                                                -----------         -----------
Net cash used in operating activities                                              (793,949)           (350,047)
                                                                                -----------         -----------
Cash flows from investing activities:
Purchase of equipment                                                               (65,469)            (12,959)
                                                                                -----------         -----------
Net cash used in investing activities                                               (65,469)            (12,959)
                                                                                -----------         -----------
Cash flows from financing activities:
Proceeds from issuance of common stock, net                                       1,073,799             310,000
Advances from officer/stockholder                                                    36,438              73,774
Payments on advance from officer/stockholder                                       (148,418)            (20,797)
Repayment of short-term loan payable to stockholder                                 (15,000)                 --
                                                                                -----------         -----------
Net cash provided by financing activities                                           946,819             362,977
                                                                                -----------         -----------

Net increase (decrease) in cash and cash equivalents                                 87,401                 (29)
Cash and cash equivalents at beginning of period                                      3,333                  29
                                                                                -----------         -----------
Cash and cash equivalents at end of period                                    $      90,734      $           --
                                                                                ===========         ===========

Supplemental disclosure of cash flow information:

Interest paid                                                                 $      44,949                  --
                                                                                ===========         ===========
Supplemental disclosure of non-cash financing activities:

Debt converted to common stock                                                $   1,034,270                  --
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

2.   STOCK BASED COMPENSATION AND EARNINGS PER SHARE

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock-based employee compensation plans. Accordingly, no compensation expense has been recognized for options granted to employees at fair market value. 100,000 options granted in the three-month period ended June 20, 2001 expired on June 19, 2004. There were 440,000 options granted to 7 employees and 200,000 options granted to 2 directors during the three months ended September 30, 2004.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation to its stock-based employee plans.


                                                             Three Months                        Nine Months
                                                          Ended September 30,                Ended September 30,
                                                 -------------------------------------------------------------------------
                                                         2004            2003               2004             2003
                                                    --------------- ---------------   ----------------  ---------------
Net loss, as reported                                $  (277,591)    $ (155,330)         $  (675,874)    $  (373,382)
Deduct: Total stock-based employee
compensation expense determined
under fair value based method                           (333,440)             --            (333,440)        (17,500)
                                                     -----------     -----------         -----------     ------------

Pro forma net loss                                   $  (611,031)    $ (155,330)         $(1,009,314)    $  (390,882)
                                                     ===========     ===========         ===========     ============
Loss per share:

             Basic - as reported                     $     (0.01)    $    (0.01)         $     (0.03)    $     (0.03)
                                                     ===========     ===========         ===========     ============

             Basic - pro forma                      $      (0.03)    $    (0.01)         $     (0.05)    $     (0.03)
                                                     ===========     ===========         ===========     ============

The fair value of options was determined using the Black-Scholes Option Pricing model with the following assumptions: volatility 226.2%, no dividend yield, risk free interest rate of 2.15% and an expected life of 1 year.

3.   NET LOSS PER SHARE

Basic net loss per share is calculated based on the weighted average number of common shares outstanding for the three month period ended September 30, 2004. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. Basic and diluted net loss per share are the same for the three and six months ended September 30, 2004 and 2003 since the effect of inclusion of all outstanding options and warrants would be anti-dilutive.

4.   INCOME TAXES

There is no provision for income taxes for the three months and nine months ended September 30, 2004 and September 30, 2003. During the nine months ended September 30, 2004, the Company reported a net loss of $675,874 and at December 31, 2003, the Company had approximately $24,500,000 of federal and state net operating loss carry forwards expiring through 2023 and 2006, respectively. The net operating loss carry forwards may be subject to annual limitations based on ownership changes in the Company's common stock as provided by in Section 382 of the Internal Revenue Code.

5.   ADVANCES FROM SHAREHOLDER

At September 30, 2004 the Company owed its Chief Executive Officer $492,689 which reflected a decrease of $1,423 during the three months then ended. Interest of $8,426 and salary of $12,500 were accrued; new advances of $21,446 were received; $43,795 including $40,000 interest was repaid during the three months ended September 30, 2004. The remaining advances bear interest at a rate of 5% per year, are unsecured and are due on demand.

6.   SEGMENT INFORMATION

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

7.   CONTINGENCY

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

8.   SALES OF COMMON STOCK

On September 30, 2004, the Company sold 125,000 shares of common stock for $100,000 to an investor.

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

INTRODUCTION

OVERVIEW

In the first quarter of 2004 the Company prepared the launch of its new mobile technology platform SEMP (TM) (Smart Engine Mobile Platform) and several new mobile products and services and has successfully launched them since, with five out of six operators in Hong Kong. In the second quarter of 2004 we successfully launched several mobile games and applications with these five operators in Hong Kong and an operator in Macau and have prepared the launch in several European countries and further Asian countries. In the third quarter we developed several e-learning games based on the Sanrio characters "Hello Kitty"(TM) and have signed up four operators in Hong Kong for the launch of these games.

During the quarter ended September 30, 2004 we successfully produced the first prototype and announced the upcoming release of our latest mobile product series for 3G (third generation smart) phones. The product is based on a virtual character, a virtual girlfriend, and uses our core SEMP engine and proprietary artificial intelligence technology. The product has been nominated as a finalist for the games section of the best mobile applications 2004 award by Ericsson Mobility. The announcement of the product has attracted global media attention around the world and the product has been prominently featured on several international TV channels. The official launch of the product will be during the 3G World Conference to be held in Hong Kong on November 18, 2004.

We are currently developing and launching more new mobile products (such as WAP applications, Java games as well as 2G and 3G entertainment and business applications) especially in Hong Kong and South East Asia. Even though several of these new products and services have already successfully been launched in the first three quarters of 2004, there can be no guarantee that these new products and services will contribute substantially to future revenues of the Company.

For the quarter ended September 30, 2004 we reported a net loss of $277,591 and operational revenues of $70,824, mostly from license sales for our mobile and web products.

As of September 30, 2004, we had total assets of $256,047 and total liabilities of $2,233,484. As of September 30, 2004, current assets were $169,992 as compared to $377,943 for the second quarter of 2004, and current liabilities were $2,233,484 as compared to $2,277,097 for the second quarter of 2004.

Net new funds raised in the third quarter of 2004 were $100,000.

To support the current efforts of developing new products, the Company has added 5 new contract consultants in the third quarter of 2004.

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

Our accumulated losses have severely impacted our liquidity and cash position which, in turn, have significantly impeded our ability to fund our operations in the past. Consequently, in connection with our Annual Reports on Form 10-K (Q) and 10-KSB (QSB) for the fiscal years ended December 31, 2000, 2001, 2002 and 2003 the opinion of our independent registered public accountants stated that there was substantial doubt about our ability to continue as a going concern. The aggregated losses since 1998 amount to $31,376,330 through the end of the third quarter of 2004.

To further improve the generation of revenues from the roll out of our mobile technology, we are seeking additional financing to increase liquidity and capital resources. If we are unable to obtain additional financing, this will have a material adverse effect on our business.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES: Revenues for the quarter ended September 30, 2004 were $70,824 as compared to $0 for the quarter ended September 30, 2003. The increase of revenues of $70,824 was mainly due to product license fees for our mobile services and products and service fees.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consist of salary and administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the quarter ended September 30, 2004 were $124,847 as compared to $79,273 for the quarter ended September 30, 2003. The increase of $45,574 was due primarily to increase in personnel, travel and general administrative costs

ENGINEERING AND COST OF SALES: These costs generally consist of salary, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Engineering expenses for the quarter ended September 30, 2004 were $113,943 as compared to $0 for the quarter ended September 30, 2003. The increase of $113,943 was primarily due to new personnel and the reallocation of human resources from research and development to engineering.

RESEARCH & DEVELOPMENT: Research and development expenses are similar in nature to engineering expenses, but they relate to products in their initial stage and are anticipated to generate revenue at a later date. Research and development expenses for the quarter ended September 30, 2004 were $23,930 as compared to $50,246 for the quarter ended September 30, 2003. The decrease of $26,316 was mainly due to the reallocation of human resources to engineering and sales.

SALES AND MARKETING: Sales and marketing expenses consist of salary expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expense, traveling and public relations activities. Sales and marketing expenses for the quarter ended September 30, 2004 were $76,730 as compared to $6,402 for the quarter ended September 30, 2003. The increase of $70,328 was primarily due to increased staff cost, travel and sales and marketing activities in Europe and Asia during the quarter.

OTHER INCOME (EXPENSES): Other income (expenses) are income and expenses that were not generated from normal business activities. Other income (expense) for the quarter ended September 30, 2004 was ($8,965) as compared to ($19,409) for the quarter ended September 30, 2003. The decrease of expenses was mainly due to the decrease of interest on advances from a shareholder.

NET LOSS: As a result of the foregoing, the net loss for the quarter ended September 30, 2004 was $277,591 as compared to a loss of $155,330 for the quarter ended September 30, 2003. The increase in the net loss is mainly due to the general expansion of business activities and new staff. The basic and diluted net loss per share for the third quarter of 2004 was $0.01 as compared to $0.01 for the quarter ended September 30, 2003.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES: Revenues for the nine month period ended September 30, 2004 were $140,154 as compared to $3,400 for the nine month period ended September 30, 2003. The increase of $136,754 was primarily due to revenue generated form a service contract and software license revenues in the second and third quarters.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consist of salary expenses of administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the nine month period ended September 30, 2004 were $294,957 as compared to $187,920 for the nine month period ended September 30, 2003. The increase of $107,037 was due primarily to an increase in personnel, travel and general administrative costs.

ENGINEERING AND COST OF SALES: These costs generally consist of salary, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Engineering expenses for the nine month period ended September 30, 2004 were $277,744 as compared to $0 for the nine month period ended September 30, 2003. The increase of $277,744 was primarily due to new personnel and the reallocation of human resources from research and development to engineering.

RESEARCH & DEVELOPMENT: Research and development expenses are similar in nature to engineering expenses, but they relate to products in their initial stage and are anticipated to generate revenue at a later date. Research and development expenses for the nine month period ended September 30, 2004 were $69,270 as compared to $123,303 for the nine month period ended September 30, 2003. The decrease of $54,033 was primarily due to the reallocation of human resources to engineering and sales.

SALES AND MARKETING: Sales and marketing expenses consist of salary and expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expense, traveling and public relations activities. Sales and marketing expenses for the nine month period ended September 30, 2004 were $177,536 compared to $7,802 for the nine month period ended September 30, 2003. The increase of $169,734 was primarily due to increased staff cost, travel and sales and marketing activities in Europe and Asia.

OTHER INCOME (EXPENSES): Other income (expenses) are income and expenses that were not generated from normal business activities. The result of other income (expense) for the nine month period ended September 30, 2004 were $3,479 as compared to ($57,757) for the nine months ended September 30, 2003, and consisted primarily of the extinguishment of account payable pursuant to a settlement agreement with the vendor.

NET LOSS: The net loss for the nine month period ended September 30, 2004 was $675,874 as compared to a loss of $373,382 for the nine month period ended September 30, 2003. The generation of losses is mainly due to the general expansion of business activities, new staff and the resumption of sales and marketing activities. The basic and diluted net loss per share for the period ended September 30, 2004 was $0.03 as compared to $0.03 per share for the nine months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, we had a working capital deficit of $2,063,492 and a stockholders' deficit of $1,977,437.

In order to fund our cash needs we have borrowed funds from time to time from our chief executive officer, Eberhard Schoeneburg. As of September 30, 2004 we owed our CEO an aggregate amount of $492,689, as compared to $494,112 in the second quarter of 2004. The remaining advanced funds bear interest at a rate of 5% per year, are unsecured and are due with 6 months notice.

During the three months ended September 30, 2004 the Company received $100,000 from sales of newly issued stock.

Contractual obligations at September 30, 2004 are as follows:


                                Total       Less than 1 year      1 - 3 years
                              ---------    ------------------    --------------
     Operating Leases          $42,048           $34,798            $7,250

ITEM 3. CONTROLS AND PROCEDURES

On September 30, 2004 ("Evaluation Date"), the Company's management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of the Evaluation Date, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company's reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

In connection with claims for certain unpaid wages and vacation pay made by former employees of its former U.S. operations, the Company has originally accrued $150,000 representing the maximum amount of damages claimed by former employees. Although certain of these employees of the Company's U.S. operations have filed claims for unpaid wages and vacation pay with the Office of the Attorney General of the Commonwealth of Massachusetts, to the Company's knowledge, as of November 2, 2004, no suits had been filed. On July 23, 2002, a hearing on these claims was held before an Administrative Law Magistrate. The potential liability for these asserted claims has been reduced by the Magistrate to approximately $108,000 and the accrual in our books has been reduced accordingly. After conducting the hearing the Administrative Law Magistrate confirmed the claims. On September 10, 2002, the Attorney General has filed a tax lien for the amount of $108,015. The Company has tried to negotiate individual settlement agreements during 2002 and the first quarter of 2003 with its former employees but does not assume that such negotiations will eventually be successful.

In September 2004 an individual hired by the Company in 2001 submitted a claim for unpaid salary and vacation to the Labor Tribunal of the Hong Kong SAR. Owing to the jurisdiction issues, the case was subsequently transferred to the Hong Kong District Court. The Company believes that the claim will be dismissed because of the incorrect jurisdiction, and no accruals have been made in connection with this claim.

It is possible that we may become a party to legal proceedings arising from the settlement of our outstanding liabilities.

ITEM 2 - CHANGES IN SECURITIES

On September 30, 2004, the Company sold 125,000 shares of common stock for $100,000 to an investor.


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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2003 Annual Shareholders Meeting on September 24, 2004 in its offices in Hong Kong. The Board of Directors nominated 4 individuals, Eberhard Schoneburg, Claudia Alsdorf, Dr. Gert Hensel and Michael Rowan to serve as directors and proposed the appointment of Horwath Gelfond Hochstadt Pangburn, P.C. as the Company's independent registered public accountants for the fiscal year ending December 31, 2004.

Votes representing 60% of the total shares outstanding have been cast either by proxy or directly in the shareholder meeting. Of the votes casted over 96% voted `FOR' the appointments of the 4 directors and 100% of them voted `FOR' the appointment of Horwath Gelfond Hochstadt Pangburn. P.C.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits:

     31.1 Certification by Chief Executive Officer and Principal Financial Officer pursuant to Rule 13A-15E or 15D-15E of the Securities exchange Act of 1934
     32.1 Certification by Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C 1350

        (b) Reports on Form 8-K:

        There were no reports on Form 8-K filed in the three months ended September 30, 2004.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ARTIFICIAL LIFE, INC.

                                  /s/ Eberhard Schoeneburg
Date: November 15, 2004       By:______________________________

                              Name: Eberhard Schoeneburg
                              Title:  Chief Executive Officer and
                                      Principal Financial Officer

                                                                    Exhibit 31.1

CERTIFICATION PURSUANT TO RULE 13A-15E OR 15D-15E OF THE SECURITIES EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Eberhard Schoeneburg, certify that:


          1. I have reviewed this 10-QSB of Artificial Life, Inc;


          2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;


          3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;


          4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) for the small business issuer and have:


               (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;


               (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


               (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and


           5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):


               (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and


               (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: November 15, 2004
                                   /s/ Eberhard Schoeneburg

                                        Eberhard Schoeneburg
                                        Chief Executive Officer and
                                        Principal Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Artificial Life, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Eberhard Schoeneburg, Chief Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                            /s/ Eberhard Schoeneburg

                              Eberhard Schoeneburg
                           Chief Executive Officer and
                           Principal Financial Officer

November 15, 2004