Form 10KSB
period 2004-12-31
ARTIFICIAL LIFE INC
filed 2005-03-31
CIK 1070361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

As of March 30 2005, the Registrant had 23,448,845 shares of Common Stock outstanding.

The aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq OTC Market System, of voting stock held by non-affiliates of the Registrant on March 30, 2005 was approximately $11,724,422.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

Artificial Life, Inc. ("ALife"), a Delaware corporation with global headquarters in Hong Kong, is one of the pioneers in the field of artificial intelligence and so called "intelligent" software robots (also known as "bots" or "smart bots" or "intelligent agents"). Our products are sophisticated software programs based on complex pattern matching algorithms, artificial intelligence and proprietary artificial life methods.

Since 2003 we provide leading edge entertainment products, games and technologies for the latest 2nd and 3rd generation (2G and 3G) telecommunications devices and mobile phones. In December 2004 we have won the global Best Mobile Game Award by Ericsson and in March 2005 the Hong Kong Digital Entertainment Excellence Award for the Best Mobile Entertainment Product.

Artificial Life, Inc. was first incorporated in Delaware in November 1994 as Neurotec International Corp., a wholly owned subsidiary of a German multimedia and Internet solutions company, Neurotec Hochtechnologie GmbH, founded by Eberhard Schoeneburg, Artificial Life's current president, chief executive officer and chairman. In July 1997, Mr. Schoeneburg sold all of his shares of Neurotec Hochtechnologie GmbH to the remaining stockholders and contemporaneously purchased 100% of the shares of its then Boston based subsidiary Neurotec International Corp. from Neurotec Hochtechnologie GmbH (the "Management Buyout"). In August 1997, we changed our name to Artificial Life, Inc and entered the business area of intelligent agents and software robots. In December 1998 Artificial Life, Inc. had an initial public offering of its common stock on the Nasdaq Small Cap Market and now trades on the Over The Counter market (OTC) in the pink sheets segment under the ticker symbol: ALIF.

INDUSTRY BACKGROUND

We have developed our ALife SmartBot(TM) products and product suites to assist in solving problems relating to information retrieval, Web navigation, customer self-help, self-service applications and direct marketing on the Internet as well as wealth building and investment portfolio management. Since 2002 we have enhanced our web technology and since 2003 we are able to also serve and handle a wide variety of mobile devices and mobile phones with a focus on leading edge 3G network applications and devices. All of our products are designed to allow communication in natural language and to respond "intelligently" and human like using avatar interfaces to a user's command or inquiry, and in some cases, to even act autonomously.

The SmartBot products are based on our proprietary ALife-SmartEngine technology. The ALife-SmartEngine is based on over ten years of experience with artificial intelligence and the core component that gives our products the ability to converse with their users in natural language to process and respond to natural language commands or questions. The Alife-SmartEngine gives our products the capability to act in an intelligent and human like way. It provides our products with a short-term and long-term memory, knowledge bases, contextual understanding and a sophisticated goal system. The ALife-SmartEngine contains several "intelligent" modules that process and interpret textual input. These modules work together to break down the essential components of human conversation -- detailed knowledge of certain topics, casual talk about topics of interest ("small talk"), memory of previously discussed topics, and some emotional content and intentions that drive the conversation -- and use these components to "understand" and respond to the user in a manner that is more human-like and less machine-like than most "query-based" software. We believe that our products will allow people to interact with computers in a more natural and intelligent way -- similar to a conversation with a human being.

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

Most of our SmartBots communicate on mobile devices as on the Internet with the user via a life-like three-dimensional graphical interface known as an "avatar." Most products come with a custom human-like three dimensional animated avatar. The avatar may also be customized for specific client purposes, including using pre-existing branded icons or displays.

PRODUCTS

Artificial Life, Inc. currently offers the following products:

Mobile Products

V-Girl(TM) - your virtual girlfriend

During 2004 we have developed and released several products for 3G mobile services. Our flagship product is "V-Girl(TM) - your virtual girlfriend" a highly interactive game for 3G phones. This product has won several major media awards such as the Best Mobile Game Award by Ericsson in December 2004 and the Hong Kong Digital Entertainment Excellence Award in March 2005 as the Best Mobile Entertainment Software. The product has received immediate global media attention after its release. It has been prominently featured and covered by dozens of TV stations around the globe and hundreds of major newspapers and magazines.

V-Girl(TM) is a very unique and innovative mobile entertainment product. It is based on thousands of high quality 3 dimensional animations and short interactive animated video clips of a virtual person, the V-Girl(TM). The virtual character "lives" in a 3 dimensional animated world accessible only on mobile phones. Players can interact with the V-Girl through real time chat and several game functions.

V-Girl(TM) is also based on a simulated real time calendar and real time events and features. Players have to interact with the virtual character to achieve access to higher levels of the game. For corporate partners and clients we offer sophisticated product placement opportunities within the game.

V-Girl(TM) is scheduled for launch in several countries in Asia and Europe on 3G networks in mid 2005. V-Girl(TM) is also available as a 2.5G and 2.75G version.

More details about the product are available at: www.v-girl.com

ALIFE - SMARTENGINE MOBILE PLATFORM (SEMP):

In 2003 we developed a next generation mobile technology platform called SmartEngine Mobile Platform (SEMP) for 2G and 3G phones and mobile devices. The technology was launched on February 25th, 2004 with a major Hong Kong operator and has been rolled out in several other countries in 2004.

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

      -     full integration of Artificial Intelligence SmartEngine(TM) features

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

The V-Girl(TM) product is based on the SEMP platform as are most of our 3G and other mobile products.

INTERNET PRODUCTS

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

CONSULTING AND PRODUCT SERVICES

We provide consulting and custom specific project and product development services either directly or by utilizing the resources of partners, resellers and consultants. In addition, we provide support for the creation and maintenance of the Knowledge Bases of our bots and customer specific back-office tools for analyzing client profiles gathered by our bots either ourselves or through our partners and resellers.

BUSINESS STRATEGY

In 2003 we developed several new products and technologies and re-focused our efforts towards developing and selling applications for mobile communication devices. Our target markets are mostly Asia and Europe. As of 2004 the company is a provider of content, intelligent applications and technology for mobile devices with a strong focus on 3G network applications.

In 2003 and early 2004 we finalized the development of a new and powerful version of our SmartEngine(TM) technology called SmartEngine Mobile Platform(TM)
(SEMP) that allows the use of our SmartBots on mobile devices and supports intelligent and interactive mobile applications especially for 2nd and 3rd generation (2G and 3G) phones and other mobile communication devices.

With the successful release of our first 3G entertainment product "V-Girl - your virtual girlfriend" we started targeting the 3G network operators and the countries in which 3G networks have been launched or are currently being launched. We expect this to be our main focus for the coming months in 2005 and 2006.

Our business strategy for 2005 and 2006 is to roll out our new products and services and to co-operate with global as well as local channel partners and resellers in Asian and European countries such as telecommunication operators and major content aggregators to attract a larger number of end users and clients for our products and services.

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

FUTURE PRODUCT ENHANCEMENT

Through all of 2004 we have expanded our R&D efforts essentially to develop new products and to customize and localize our products for the Asian markets and to develop new mobile computing server technologies for the deployment of our SmartBots on mobile devices. We intend to continue these efforts to achieve our goal of becoming the leader in intelligent agent applications for the web and the mobile markets. R & D expense for 2003 and 2004 was approximately $185,000 and $110,000, respectively.

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

In 2004, two European customers each generated 38% of total revenues.

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

In 2004 we signed up Cape Town based Maxiwise Ltd. in South Africa as a reseller for Africa and Spinova Ltd. for the North African countries.

In 2004 we signed a consulting agreement with Hong Kong and Tokyo based AIP (Asian Investment Partners) to introduce us to potential clients and investors in Asia.

Furthermore, we are constantly evaluating additional strategic potential alliances with companies in Hong Kong, Taiwan, Singapore, Peoples Republic of China, Japan, Korea, the United States of America, Europe, and South East Asia for marketing and re-selling our products and applications.

PRODUCT DEVELOPMENT

In 2003 we pursued certain R&D efforts, mainly to customize and localize our products to the Asian markets and to make them available on mobile communications platforms. As a result of these efforts, we have released our new SmartEngine Mobile Platform(TM) (SEMP) for the deployment of intelligent agents and SmartBots(TM) on mobile devices in the first quarter of 2004. During 2004 we developed our current flagship V-Girl(TM) and other sub-modules of V-Girl(TM) that we intend to release in 2005 as separate products such as a 3G virtual disco for music delivery to mobile phones. We intend to further adapt and improve our technology through in-house R&D efforts in the coming months and year. To date we have not generated any major revenues from these efforts and there can be no guarantee that we will be able to generate substantial revenues from sales of these new products.

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

We use our core technology, the ALife-SmartEngine(TM) and SEMP, in a wide variety of business areas. Although we have not yet identified any competitors in exactly the same areas in which we are active, companies that have overlapping activities and therefore could potentially be regarded as our competition. Such firms include, among others: Active Buddy, Inc; Anthropics; Ask Jeeves; Autonomy, Inc.; Brightware, Inc.; Cybird; Digital Marketing Concepts, Inc.; eGain, Inc.; eAssist Global Solutions, Inc; Electronic Arts, Inc.; General Magic, Inc.; GK Intelligent Systems, Inc.; Green Tomato; Haptek, Inc.; Headpedal, Inc.; Intellix A/S; Kinetoscope, Inc.; Kiwi Logic AG; Microsoft Corporation; Netsage Corp.; NativeMinds; Nintendo, Nuance, Inc.; Novomind AG; Pulse; Sega; Sony; SRA International, Inc. THQ, Inc. and Virtual Personalities, Inc. In addition, there is also certain free-ware available such as ALICE provided and supported by universities or non-profit organizations. This list may not be complete and may change and substantially increase over time. Some of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us. Such competitors are able to commit operating resources to product development and enhancement, engage in more thorough marketing campaigns for their products and services, be more aggressive from a pricing standpoint and make more attractive offers to potential employees and partners.

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

In 2001 we filed for three patent applications pertaining primarily to our core ALife-SmartEngine. However, in the second half of 2002 we decided to no longer maintain two of our patent applications out of cost considerations and because we believe that our current technology has been improved, modified and enhanced strongly since we first applied for the original patent applications. The continuous change of the technology markets and especially the fast moving mobile technology markets forces technology providers to continuously enhance and improve their technology basis.

We intend to file several new patents for mobile technologies in 2005.

EMPLOYEES

We adjusted our employment strategy and policy during the global market downturn in 2001 and 2002 to reduce cost and overhead expenses. In 2003 we slowly and carefully re-expanded and hired new employees and consultants. We also have maintained access to former employees to assist us on a contractual basis as we may require from time to time. As of December 31, 2003 we had 2 full time employees (our CEO and CTO) and contractually engaged 14 full time consultants. As of December 31, 2004 full time employees and contractual consultants were increased to 11 and 16 respectively.

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

In 2003 and 2004, we resumed and increased our R&D efforts and developed new technology to penetrate the mobile device and mobile communications markets with a new SmartBot technology platform (SEMP). In 2004 we produced several new and award winning mobile products. We decided to focus more on the strongly expanding mobile communication markets, especially the 3G markets around the globe. However, there is no guarantee that our new mobile technology will be successful and adopted by the mobile industry nor is there any guarantee that the 3G networks will be successful and dominant throughout the world.

MINIMAL REVENUES AND RECENT LOSSES; PERIOD TO PERIOD COMPARISONS; LIMITED OPERATING HISTORY; ANTICIPATION OF CONTINUED LOSSES. In the years ended December 31, 2003 and 2004 we incurred net losses of $578,237 and $945,809 respectively. Our limited operating history, our downsizing in the past years and our move to Asia in 2002 leads us to believe that period-to-period comparisons of our operating results are not meaningful and that the results for any period should not be relied upon as an indication of future performance. We face the risks and problems associated with pursuing a new business strategy in a new market and have a limited operating history on which to evaluate our future prospects. Such prospects should be considered in light of the risks, expenses and difficulties frequently encountered in marketing and supporting new products in a new and emerging industry and markets characterized by rapid technological change, a number of potential market entrants and changing competition. There can be no assurance that we will achieve or sustain significant revenues or become cash flow positive or profitable in the near future.

CORPORATE RESTRUCTURING AND NEED FOR ADDITIONAL FINANCING. Based on our substantial restructuring that commenced in the second quarter of 2001 and our ability to maintain stringent cost controls, we achieved profitability in the third and fourth quarters of 2001 and the first and second quarter of 2002 but faced severe liquidity shortfalls due to the insolvency of several clients in the third and fourth quarter of 2002. In 2003 we had only marginal revenues and substantial losses due to the resumption of R&D efforts and a stronger focus on new product developments for the mobile markets. In 2004 we started to sell some of our mobile products, however, the generated income was not high enough to cover the increased R&D efforts and product costs. Therefore, there can be no assurances that we will be able to obtain short term profits from operations. Our continued losses have severely impacted our liquidity and cash position.

In 2001, our founder and chief executive officer, Mr. Schoeneburg, advanced approximately $1,100,000 to the Company to cover our liquidity shortfalls. In 2002, 2003 and 2004, Mr. Schoeneburg advanced an additional $566,500, $325,359 and 36,439, respectively, to the Company to provide liquidity for operations. We have not paid our chief executive officer his salary earned to date in 2001, 2002, 2003 and 2004 in the amounts of $319,435, $149,727, $50,000 and 37,500 respectively. In 2003 and 2004 the Company repaid $421,921 and $1,209,537, respectively (including the conversion of $1,000,000 of the advances into the Company's shares and the repayment of $85,263 loan interest) to Mr. Schoeneburg. The total amount remaining outstanding and payable to Mr. Schoeneburg at December 31, 2004 was $449,800. The advances bear interest at 5%, are unsecured and are due with 6 months notice.

Our current cash liquidity is still partly provided by our founder and chief executive officer and through certain private placements. We depend on Mr. Schoeneburg's ability and further willingness to provide future funds for continuing operations and on further funding by external investors. To reduce this dependence we pursue other short-term borrowings and direct share placement opportunities to meet our anticipated liquidity requirements. However, we cannot assure that we will be successful in our attempts to raise capital, or that such sources of financing will be adequate to meet our needs. If we are unsuccessful in our efforts to raise sufficient capital and strengthen our liquidity, this will have a material adverse effect on our ability to continue operations.

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

DEPENDENCE ON EMERGING MARKETS; ACCEPTANCE OF OUR PRODUCTS. Our future financial performance will depend in large part on the growth in demand for agent-based software products, such as our suite of SmartBot products and our mobile platform SEMP and our mobile entertainment product V-Girl(TM). This market and the 3G networks are still relatively new and emerging. The markets are therefore rapidly evolving and are characterized by a number of market entrants and will be subject to frequent and continuing changes in customer preferences and technology. As is typical in new and evolving markets, demand and market acceptance for our technologies is subject to a high level of uncertainty. Because the market for our products is evolving and because we now target a different geographic region as well, it is difficult to assess or predict with any assurance the size or growth rate, if any, of this market. There can be no assurance that a significant market for our products will develop, or that it will develop at an acceptable rate or that new competitors will not enter the market. In addition, even if a significant market develops for such products, there can be no assurance that our products will be successful in such market. If a significant market fails to develop, develops more slowly than expected or attracts new competitors, or if our products do not achieve market acceptance, our business, prospects, financial condition and results of operations will be materially adversely affected.

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

COMPETITION. The market for our products and services is still not fully established and still evolving. Competition is intense and changing while the market matures and the more established software companies may become involved. Barriers to entry are relatively low. We use our core technology, the ALife-SmartEngine(TM) and SEMP, in a wide variety of business areas. Such firms include, among others: Active Buddy, Inc; Anthropics; Ask Jeeves; Autonomy, Inc.; Brightware, Inc.; Cybird; Digital Marketing Concepts, Inc.; eGain, Inc.; eAssist Global Solutions, Inc; Electronic Arts, Inc.; General Magic, Inc.; GK Intelligent Systems, Inc.; Green Tomato; Haptek, Inc.; Headpedal, Inc.; Intellix A/S; Kinetoscope, Inc.; Kiwi Logic AG; Microsoft Corporation; Netsage Corp.; NativeMinds; Nintendo, Nuance, Inc.; Novomind AG; Pulse; Sega; Sony; SRA International, Inc. THQ, Inc. and Virtual Personalities, Inc. In addition, there is also certain free-ware available such as ALICE provided and supported by universities or non-profit organizations. This list may not be complete and may change and substantially increase over time. We believe that the principal competitive factors affecting the market for our products include core technology, delivery methods, brand recognition, ease of use and interfaces. The relative importance of each of these factors depends upon the specific customer involved. There can be no assurance that we will be able to compete effectively with respect to any of these factors. Our present or future competitors may be able to develop products comparable or superior to those offered by us or adapt more quickly than us to new technologies or evolving customer requirements. To be successful in the future, we must respond to technological change, customer requirements and competitors' current products and innovations. There can be no assurance that we will be able to compete effectively in our market, that competition will not intensify or that future competition will not have a material adverse effect on our business, prospects, financial condition and results of operations.

PRODUCT CONCENTRATION. We expect to derive the majority of our revenues from sales of our SmartBot software robot products and our mobile products and associated services. Broad market acceptance of these products is critical to our success. As a result, failure to achieve broad market acceptance, or, if achieved, future declines in demand of these products as a result of competition, technological change, ease of use, failure to meet the local customization standards or otherwise may have a material adverse effect on our business, prospects, financial condition and results of operations. In addition, our future financial performance may depend in part on the successful development, introduction and customer acceptance of future Asian versions of our products, and there can be no assurance that any such future products or localized versions of existing products will achieve the necessary market acceptance.

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

DEPENDENCE ON KEY PERSONNEL; NEED FOR ADDITIONAL PERSONNEL. Our performance is substantially dependent on the continued services and performance of its senior management and outside consultants and other key personnel, particularly Eberhard Schoeneburg, our chief executive officer and chairman, and Ernest Axelbank our CTO. We currently depend partly on Mr. Schoeneburg's willingness and ability to provide sufficient funds for the ongoing operations. We have entered into an employment agreement with Mr. Schoeneburg which expired in September 2003 and was renewed through December

2006. For cost reasons, we do not maintain key man life insurance on any of our senior management or key personnel. Our performance and success also depends upon our ability to continue to retain and motivate our other key employees and outside consultants. The loss of the services of, and the failure to promptly replace, any of our key employees or consultants could have a material adverse effect on our business, prospects, financial condition and results of operations. Our future success also depends on our ability to continue to identify, attract, hire, train, retain and motivate other highly skilled software engineers, consultants and managerial and sales personnel.

DEPENDENCE ON THIRD PARTY CONTRACTORS. Since the restructuring efforts and downsizing in 2001 and 2002 we often utilize consultants to perform portions of the work on our software products and to assist customers in the installation and support of our products. There can be no assurance that we will continue to be successful in attracting or retaining such consultants. In addition, our ability to provide our software consulting services and introduce our products is dependent, in part, on the ability of these independent consultants to complete their engagements in a timely and cost-effective manner. In particular, consulting resources could be required to install, support, localize and customize our software products, including creating the content of the Knowledge Bases (databases which can be combined or exchanged to give the derived products differing sets of expertise). Therefore, the availability of such resources could directly impact sales of such products. Some of these consultants will be employees of other companies who will only be able to work on our products on a part-time basis. If we are not successful in continuing to attract necessary consultants or if such consultants cannot complete the necessary tasks in a timely and cost-effective manner, our business, prospects, financial condition and results of operations could be materially adversely affected.

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

ITEM 2. DESCRIPTION OF PROPERTY

On December 31, 2003 we moved to a permanent office located at suite 4601 China Online Centre, 333 Lockhart Road, Hong Kong under a 2-year office lease expiring December 14, 2005. On November 16, 2004 we entered into another 2-year lease for additional office located at the same building on the 45th floor. Effective rental plus property management fee for the two offices is $8,243 per month.

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

In connection with claims for certain unpaid wages and vacation pay made by former employees of its former U.S. operations in 2002, the Company has accrued $108,000 representing the potential liability for these asserted claims with respect to this matter, as confirmed by an Administrative Law Magistrate. In January 2005 the Company received a court claim and a default judgment from the pending cases against some of these former US employees. The Company has filed a counter claim and a motion to void the default judgment. The Company currently has not increased its liabilities as it believes it can defend its claims and support its counterclaim. The issue is still pending.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On September 24, 2004, we held our annual shareholders' meeting. The board of directors recommended a vote 'FOR' the election of directors and proposed to elect Eberhard Schoneburg, Claudia Alsdorf, Gert Hensel and T. Michael Rowan as directors and 'FOR' a proposal to ratify the appointment of GHP Horwath, P.C. as our independent registered public accounting firm for the fiscal year ending December 31, 2004. There were 12,985,146 shares or 60% of total shares issued voted on these two proposals. Over 96% of total shares issued voted 'FOR' the 4 nominees as directors and 100% of total shares issued voted 'FOR' GHP Horwath, P.C. as our independent registered public accounting firm.

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

                      HIGH          LOW
                      -----        -----
2003:

First Quarter         $0.34        $0.15
Second Quarter        $0.25        $0.05
Third Quarter         $0.40        $0.08
Fourth Quarter        $0.18        $0.10

2004:

First Quarter         $0.51        $0.16
Second Quarter        $0.95        $0.47
Third Quarter         $1.10        $0.70
Fourth Quarter        $1.35        $0.80

As of December 31, 2004, there were approximately 68 holders of record of the Company's common stock. To date, we have neither declared nor paid any cash dividends on shares of our Common Stock and do not anticipate doing so for the foreseeable future.

CHANGES IN SECURITIES

On January 9, 2004, the Company issued 294,118 shares of common stock for $0.17 a share to a private investor and granted the same investor an option to purchase 50,000 shares of common stock with an exercise price of $0.10 per share which vested immediately and expires in January 2006.

On January 26, 2004, the Company issued 26,316 shares of common stock for $0.19 a share to a private investor.

In February 2004, the Company issued 461,765 shares of common stock for $0.17 a share to four private investors.

On February 27, 2004, the Company issued 15,000 shares of common stock to an individual as a commission for raising capital.

On March 15, 2004, the Company issued 900,000 shares of common stock for $0.20 a share to a private investor and granted the same investor an option to purchase 800,000 shares of common stock with an exercise price of $0.15 per share which vested immediately and expires in March 2006.

In April 2004, the Company issued 370,000 shares of common stock for $0.50 per share to five individual investors. In connection with these sales of shares, the Company issued 62,500 shares of common stock and paid $4,700 cash to an individual as commission for raising capital.

On April 19, 2004, advances of $1,000,000 due to the Company's Chief Executive Officer were converted into 2,272,727 shares of the Company's common stock for $0.44 a share.

In May 2004, the Company issued 833,332 shares of common stock for $0.60 a share to two investors and paid $40,000 to an individual as commission for raising capital.

On May 6, 2004, the Company granted to an individual an option to purchase 500,000 shares of common stock with an exercise price of $0.40 a share which vested immediately and expires in May 2006.

On May 10, 2004, the Company issued 18,540 shares of common stock for $0.50 a share to settle an account payable.

On May 14, 2004, the Company issued 200,000 shares of common stock for $30,000 being execution of option granted to a private investor in March 2004 with an exercised price of $0.15 a share.

On June 19, 2004, a short-term convertible loan of $25,000 due to a stockholder was converted into 147,059 shares of the Company's common stock for $0.17 a share.

On September 30, 2004, the Company issued 125,000 shares of common stock for $0.80 a share to a private investor.

In December 2004, the Company issued 56,250 shares of common stock for $0.80 a share to two private investors.

On December 10, 2004, the Company issued 10,000 shares of common stock for $1.00 a share to a private investor.

On December 22, 2004, the Company issued 30,000 shares of common stock for $10,500 being execution of option granted to a staff on December 28, 2001 with an exercised price of $0.35 a share.

On December 22, 2004, the Company issued 250,000 shares of common stock for $1.00 a share to an institutional investor and paid $25,000 to an individual as commission for raising capital.

On December 23, 2004, the Company issued 350,000 shares of common stock for $35,000 and 35,000 shares of common stock for $17,500 being execution of warrants to a private investor with an exercise price of $0.10 a share issued on June 7, 2001 and $0.50 a share issue on April 27, 2001, respectively.

On December 28, 2004, the Company issued 600,000 shares of common stock for $90,000 being execution of option granted to an investor in March 2004 with an exercised price of $0.15 a share.

On December 30, 2004, the Company issued 50,000 shares of common stock to two consultants as commission for raising capital.

In January 2005, the Company issued 150,000 shares of common stock for $15,000 being execution of options granted to an investor in 2001.

Also in January 2005, the Company issued 2,500 shares of common stock to settle in full an account payable of $2,675.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

Our financial statements have been prepared assuming that we will continue in business as a going-concern. As discussed in our financial statements and in this section, during the year ended December 31, 2004 we have suffered a net loss of $945,809. At December 31, 2004, we had a stockholders' deficit of $1,814,371 and a working capital deficit of $1,932,275. The report of The Independent Registered Public Accounting Firm on the Company's financial statements as of and for the years ended December 31, 2003 and December 31, 2004 included a "going concern" explanatory paragraph which means that the accounting firm expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in this section and in our financial statements, and this material does not include any adjustments that might result from the outcome of this uncertainty. There is no guarantee that we will be able to raise the funds and there are no guarantees that we will not need to raise further capital for operations and expansion in the near future.

The Company continues to pursue short-term borrowings and direct share placement opportunities to meet its anticipated liquidity shortfalls. At December 31, 2004, short-term loans amounted to $75,000 and funds raised from issuance of shares in 2004 amounted to $1,516,800. In January 2005, the Company issued 150,000 shares of common stock for $15,000 upon the exercise of an option. The Company's CEO has agreed to postpone his claim for 2003 and 2004 salary of $87,500 owed to him by the Company at December 31, 2004.

The Company intends to expand its business to the mobile communication markets of Hong Kong, the People's Republic of China, Taiwan, Malaysia, Singapore, India, Japan, Korea and Australia, seeking to leverage the unique features of its core Smart Engine (TM) language processing technology that allows new types of applications in all major Asian languages as well as its newly developed SmartEngine Mobile Platform(TM) (SEMP) and its new mobile entertainment products such as V-Girl(TM) and its sub-modules. However, the nature, speed and extent of these activities is contingent on the availability of funds and our ability to generate sufficient revenues. There can be no assurance that the Company will be able to raise sufficient funds on acceptable terms to finance the future re-expansion nor that we are able to generate sufficient revenues in the new Asian target markets.

Revenues in 2004 increased considerably as compared to 2003 due to first license sales of the new mobile products.

However, our continued losses have severely impacted our liquidity and cash position. To the extent that our marketing and sales of our new products and new product development efforts do not result in commercially successful products that generate significant net revenues, we will be materially adversely affected. We cannot assure that we will generate sufficient revenues from the sale of our new products or associated services to achieve and maintain profitability.

We expect to experience significant fluctuations in our future operating results due to a variety of factors. Factors that may affect our operating results include the development of the global Internet and mobile markets, the general market acceptance of our products, the growth of the 3G network markets, our ability to sell or license our intellectual property at reasonable price levels, the amount of software consulting we undertake in the future, success in creating and entering into strategic alliances, our mix of product and service sales, our response to competitive pressure and our ability to attract and retain qualified personnel. Gross profit margins will vary from product to product and between products and services. Although we may have some ability to affect our products and services mix, our sales mix may vary from period to period and our gross margins will fluctuate accordingly.

The effort of developing various mobile products together with increased sales and marketing activities in Europe and Asia have substantially increased our operating cost in 2004 resulting in an increase in losses of 63.6% compared to 2003.

As of December 31, 2004, we had cash and cash equivalents of $268,429 and accounts payable of $1,417,321.

Throughout 2004 the company has partly been financed by continuous cash injections from our founder and CEO, E. Schoeneburg (provided as a working capital loan) as well as certain private placements. As of December 31, 2004 Mr. Schoeneburg has provided $449,800 in cash or cash equivalents as loans to the Company. Mr. Schoeneburg has also postponed the receipt of his 2004 salary of $37,500 to further improve the financial situation of the Company

We are continuing to seek additional financing to increase liquidity and capital resources. If we are unable to obtain additional financing, this will have a material adverse effect on our business.

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

REVENUE RECOGNITION

The Company's revenues consist principally of up front license fees earned from the licensing of the Company's software, license and subscription fees from mobile end user products and games, license fees for reseller rights granted to resellers for certain territories and related consulting and implementation services, and training. American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2) provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. In accordance with SOP 97-2, revenue from up front software license agreements is recognized when delivery has occurred, collection is deemed probable, the fee is fixed or determinable and the vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement.

The Company also generates revenues from entertainment products, games and technologies used in mobile phones and devices which are recognized only after those applications were subscribed to or downloaded by mobile users from the carriers and such downloads were charged by carriers to end users and these charges are supported by statements received from the carriers.

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

STOCK-BASED COMPENSATION

SFAS No. 123, Accounting for Stock Based Compensation, defines a fair-value-based method of accounting for stock-based employee compensation plans and transactions in which an entity issues its equity instruments to acquire goods or services from non-employees, and encourages but does not require companies to record compensation cost for stock-based employee compensation plans at fair value.

The Company has chosen to account for employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employees, and related interpretations. Accordingly, employee compensation cost for stock options is measured as the excess, if any, of the estimated fair value of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Transactions in which the Company issues stock-based compensation for goods or services received from non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The Company often utilizes pricing models in determining the fair values of options and warrants issued as stock-based compensation to non-employees. These pricing models utilize the market price of the Company's common stock and the exercise price of the option or warrant, as well as time value and volatility factors underlying the positions.

In December 2004, the FASB issued SFAS No. 123(R) Share Based Payment, which addresses the accounting for share-based payment transactions. SFAS No. 123 (R) eliminates the ability to account for share-based compensation transactions using APB No. 25, Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted and recognized in the statement of income based on their fair value. SFAS No. 123 (R) will be effective for public companies that file as small business issuers as of the first interim or annual reporting period that begins after December 15, 2005. We are evaluating the provisions of this standard, but depending upon the numbers and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company's financial position and results of operations.

RESULTS OF OPERATIONS

In the fiscal year ended December 31, 2004, revenues increased compared with the revenues generated in the fiscal year 2003 by $258,626. This was, in large part, due to our re-orientation towards mobile technology and applications and the focus on new product developments throughout 2004.

The losses for the year ended December 31, 2004 have increased by over 63.6% compared to 2003, mainly due to the costs generated from the development of various mobile products together with increased sales and marketing activities throughout Europe and Asia.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

Revenues: Revenues for the year ended December 31, 2004 were $262,026 as compared to $3,400 for the year ended December 31, 2003. The increase of $258,626 was primarily due to license sales and income generated from our new mobile communication products and technologies

Engineering and Cost of Sales: These costs generally consist of salary and payroll tax expenses, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Engineering expenses for the year ended December 31, 2004 were $414,914 as compared to $0 for the year ended December 31, 2003. The increase of $414,914 was due to new hires and the increase of efforts in engineering together with the corresponding re-allocation of R&D personnel and expenses to engineering.

Research & Development Expenses: Research and Development expenses are similar in nature to engineering expenses with the exception being that they relate to products in their initial development stage and are expected to generate revenue at a later date. Research and Development expenses for the year ended December 31, 2004 were $109,555 compared to $185,337 in the year ended December 31, 2003. The decrease of $75,782 or 40.89% is primarily due to the reallocation of employees from R&D to engineering in 2004.

General and Administrative Expenses: General and Administrative expenses consist of salary and payroll tax expenses of administrative personnel, rent, and professional fees and costs associated with employee benefits, supplies, communications, and travel. General and Administrative expenses for the year ended December 31, 2004 was $421,231 as compared to $320,036 for the year ended December 31, 2003. The increase of $101,195 or 31.6% was primarily due to hiring of a new account manager, acquiring more office space in November 2004 and more administrative expenses due to the increase of headcount during 2004.

Sales and Marketing Expenses: Sales and Marketing expenses consist of salary, and payroll tax expenses of marketing personnel, and costs relating to marketing materials, promotional videos, advertising, trade show related expense, and public relation activities. Marketing expenses for the year ended December 31, 2004 were $254,928 as compared to $16,135 for the year ended December 31, 2003. The increase of $238,793 was primarily due to hiring of a new VP of Sales and Marketing in Hong Kong, a sales consultant in Europe and the corresponding increase of sales and marketing activities in Europe and Asia.

Net Loss: Net Loss for the year ended December 31, 2004 was $945,809 as compared to $578,237 for the year ended December 31, 2003. This increase of $367,572 or 63.6% was primarily due to the increase in headcount to cope with the development and engineering of new products and strongly increased marketing activities and the associated administrative costs and marketing expenses. The net loss per share for the year ended 31 December, 2004 was $0.05 compared to $0.04 for 2003.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

The report of The Independent Registered Public Accounting Firm on the Company's financial statements as of and for the year ended December 31, 2004 includes a 'going concern' explanatory paragraph which means that the accounting firm has expressed substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements for the year ended December 31, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2004, the Company reported a net loss of $945,809, and at December 31, 2004 has a stockholders' deficit and a working capital deficit of $1,814,371 and $1,932,275, respectively. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to pursue short-term borrowings and direct share placement opportunities to meet its anticipated liquidity shortfalls. At December 31, 2004, short-term loans amounted to $75,000 and funds raised from issuance of shares in 2004 amounted to $1,516,800. In January 2005, the Company issued 150,000 shares of common stock for $15,000 upon exercise of an option issued in 2001. The Company's CEO has agreed to postpone his claim for a total sum of $449,800 owed to him by the Company at December 31, 2004.

OTHER

We have incurred losses for income tax purposes for fiscal years 2003 and 2004. These losses will be available to carry forward and may reduce income taxes, if any, in future periods.

ITEM 7. FINANCIAL STATEMENTS

Consolidated Financial Statements appear at pages F-1 through F-15 of this report on Form 10-KSB.

Index to Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm                          F-1

Consolidated Financial Statements:

Consolidated Balance Sheet as of December 31, 2004                               F-2

Consolidated Statements of Operations for the years ended December 31,
2003 and 2004                                                                    F-3

Consolidated Statements of Changes in Stockholders' Deficit for the years
ended December 31, 2003 and 2004                                                 F-4

Consolidated Statements of Cash Flows for the years ended
December 31, 2003 and 2004                                                       F-5

Notes to Consolidated Financial Statements                                F-6 - F-15

             REPORT OF INDEPENENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Artificial Life, Inc.

We have audited the accompanying consolidated balance sheet of Artificial Life, Inc. and subsidiaries as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Artificial Life, Inc. and subsidiaries as of December 31, 2004, and the consolidated results of their operations and cash flows for each of the years in the two-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered a net loss of $945,809 during the year ended December 31, 2004, and has a stockholders' deficit and a working capital deficiency of $1,814,371 and $1,932,275, respectively, at December 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed at Note 3 to the consolidated financial statements, the Company has restated accumulated deficit at January 1, 2003.

GHP Horwath, P.C.
Denver, Colorado
March 4, 2004

                              ARTIFICIAL LIFE, INC.

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2004

ASSETS
Current assets:
Cash and cash equivalents                                            $    268,429
Accounts receivable                                                        72,661
                                                                     ------------
        Total current assets                                              341,090
                                                                     ------------

Deposits and other assets                                                  44,554
                                                                     ------------
        Total other assets                                                 44,554
                                                                     ------------
Fixed assets:
Office equipment, net of accumulated depreciation of $2,612                 5,019
Computer equipment, net of accumulated depreciation of $21,565             24,670
Leasehold improvements, net of accumulated depreciation of $21,099         34,502
Office furniture, net of accumulated depreciation of $4,884                 9,159
                                                                     ------------
                                                                           73,350
                                                                     ------------

TOTAL ASSETS                                                         $    458,994
                                                                     ============

      LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable, as adjusted (Note 3)                               $  1,417,321
Note payable to officer/stockholder                                       449,800
Short term loan payable to stockholder                                     75,000
Accrued expenses                                                          331,244
                                                                     ------------
        Total liabilities (all current)                                 2,273,365
                                                                     ------------

COMMITMENTS AND CONTINGENCIES

Stockholders' deficit:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding
Common stock, $.01 par value; 30,000,000 shares authorized,
         23,296,345 shares issued and outstanding                         232,963
Additional paid-in capital                                             29,618,508
Notes receivable from stockholders                                        (19,577)
Accumulated deficit, as adjusted (Note 3)                             (31,646,265)
                                                                     ------------
        Total stockholders' deficit                                    (1,814,371)
                                                                     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $    458,994
                                                                     ============

See accompanying notes to consolidated financial statements

                              ARTIFICIAL LIFE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2003 AND 2004

                                           2003            2004
                                       ------------    ------------
Revenue:
Software license agreements            $         --    $    245,876
Application services and other                3,400          16,150
                                       ------------    ------------
Total revenues                                3,400         262,026
                                       ------------    ------------
Operating expenses:
General and administrative                  320,036         421,231
Engineering and cost of sales                    --         414,914
Research and development                    185,337         109,555
Sales and marketing                          16,135         254,928
                                       ------------    ------------
Total operating expenses                    521,508       1,200,628
                                       ------------    ------------
Loss from operations                       (518,108)       (938,602)
                                       ------------    ------------

Other income (expenses):
Interest expense                            (76,019)        (38,890)
Gain on elimination of payables                  --          27,428
Other                                        15,890           4,255
                                       ------------    ------------
                                            (60,129)         (7,207)
                                       ------------    ------------

Net loss                               $   (578,237)   $   (945,809)
                                       ============    ============

Basic and diluted net loss per share   $      (0.04)   $      (0.05)
                                       ============    ============
Weighted average basic and diluted
     shares outstanding                  13,428,695      20,348,640
                                       ============    ============

See accompanying notes to consolidated financial statements

                              ARTIFICIAL LIFE, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                     YEARS ENDED DECEMBER 31, 2003 AND 2004

                                                                                            Accumulated
                                     Common Stock             Additional                      Deficit,         Total
                              ---------------------------      Paid-in         Notes        as adjusted    Stockholders'
                                 Shares         Amount         Capital      Receivable       (Note 3)        Deficit
                              ------------   ------------   ------------   ------------    ------------    ------------
Balance at January 1, 2003      12,087,758   $    120,878   $ 26,729,523   $    (19,577)   $(30,122,219)   $ (3,291,395)
Issuance of common
  stock in private
  placements                     2,100,980         21,010        328,990             --              --         350,000
Common stock issued
  upon exercise of options       2,000,000         20,000         80,000             --              --         100,000
Net loss                                --             --             --             --        (578,237)       (578,237)
                              ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31 2003     16,188,738        161,888     27,138,513        (19,577)    (30,700,456)     (3,419,632)
Issuance of common
  stock in private
  placements                     3,454,281         34,543      1,299,257             --              --       1,333,800
Issuance of common
  stock upon conversion
  of note payable to
  officer/stockholder            2,272,727         22,727        977,273             --              --       1,000,000
Issuance of common
  stock upon conversion of
  short-term loan payable
  to stockholder                   147,059          1,470         23,530             --              --          25,000
Common stock issued
  upon exercise of options         830,000          8,300        122,200             --              --         130,500
Common stock issued
  upon exercise of warrants        385,000          3,850         48,650             --              --          52,500
Common stock issued
  for reduction of
  accounts payable                  18,540            185          9,085             --              --           9,270
Net loss                                --             --             --             --        (945,809)       (945,809)
                              ------------   ------------   ------------   ------------    ------------    ------------
Balance at December 31 2004     23,296,345   $    232,963   $ 29,618,508   $    (19,577)   $(31,646,265)   $ (1,814,371)
                              ============   ============   ============   ============    ============    ============

See accompanying notes to consolidated financial statements.

                              ARTIFICIAL LIFE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2003 AND 2004

                                                                                 2003           2004
                                                                              -----------    -----------
Cash flows from operating activities:
Net loss                                                                      $  (578,237)   $  (945,809)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation                                                                        3,437         46,724
Interest expenses accrued on advances from officer / stockholder                   76,019         38,890
Salary accrued due to officer / stockholder                                        50,000         37,500
Decrease / (increase) in accounts receivable, trade                                22,000        (72,661)
(Increase) in prepaid expenses and other assets                                   (21,549)       (10,872)
Decrease (Increase) in accounts payable and accrued expenses                       66,936       (117,607)
                                                                              -----------    -----------
Net cash used in operating activities                                            (381,394)    (1,023,835)
                                                                              -----------    -----------
Cash flows from investing activities:
Purchases of fixed assets                                                         (33,740)       (89,771)
                                                                              -----------    -----------
Net cash used in investing activities                                             (33,740)       (89,771)
                                                                              -----------    -----------

Cash flows from financing activities:
Proceeds from issuance of common stock, net                                       450,000      1,516,800
Proceeds from short-term loan from stockholder                                     65,000         50,000
Repayment of short-term loan payable to stockholder                                    --        (15,000)
Advances from officer / stockholder                                               325,359         36,439
Payments on advances from officer / stockholder                                  (421,921)      (209,537)
                                                                              -----------    -----------
Net cash provided by financing activities                                         418,438      1,378,702
                                                                              -----------    -----------

Net increase in cash and cash equivalents                                           3,304        265,096
Cash and cash equivalents at beginning of period                                       29          3,333
                                                                              -----------    -----------
Cash and cash equivalents at end of period                                    $     3,333    $   268,429
                                                                              ===========    ===========
Supplemental disclosure of cash flow information:

Interest paid                                                                 $        --    $    85,263
                                                                              ===========    ===========

Supplemental disclosure of non-cash financing activities:
Debt converted to common stock                                                $        --    $ 1,025,000
                                                                              ===========    ===========

Common stock issuance applied as a reduction of accounts payable              $        --    $     9,270
                                                                              ===========    ===========

See accompanying notes to consolidated financial statements

                              ARTIFICIAL LIFE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2004

1. ORGANIZATION, GOING CONCERN, RESULTS OF OPERATIONS AND MANAGEMENT'S PLANS:

ORGANIZATION, BACKGROUND, AND NATURE OF OPERATIONS

Artificial Life, Inc. ("Artificial Life") develops, supports and markets software and games for mobile phones and devices.

Artificial Life Asia Limited is a wholly-owned subsidiary of Artificial Life formed to enter and serve Asian markets. The subsidiary concentrates on the sales and marketing and product support of the Company's financial suite products for banks and financial service organizations in the Asian markets.

Artificial Life Ventures, Inc., Artificial Life USA, Inc. and Artificial Life Mobile Computing, Inc. are inactive, wholly-owned subsidiaries of Artificial Life, Inc.

Artificial Life Deutschland AG, ("Artificial Life Germany") is a wholly-owned subsidiary located in Frankfurt, Germany. The subsidiary was formed to serve European markets, combine the Company's European sales and marketing initiatives and concentrated on the development of internet applications for banks and financial service organizations.

The Company ceased operations of Artificial Life Deutschland in May 2001 and bankruptcy and dissolution proceedings were commenced in June 2001. The Company's executive office is located in Hong Kong.

GOING CONCERN, RESULTS OF OPERATIONS AND MANAGEMENT'S PLANS

The Company's financial statements for the year ended December 31, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2004, the Company reported a net loss of $945,809, and at December 31, 2004 has a stockholders' deficit and a working capital deficit of $1,814,371 and $1,932,275 respectively. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to pursue short-term borrowings and direct share placement opportunities to meet its anticipated liquidity shortfalls. At December 31, 2004, short-term loans amounted to $75,000 and funds raised from issuance of shares in 2004 amounted to $1,516,800. In January 2005, the Company sold 150,000 shares of common stock for $15,000 upon the exercise of an option. The Company's CEO has agreed to postpone his claim for a total sum of $449,800 owed to him by the Company at December 31, 2004.

The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unsuccessful in implementing the plans.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of Artificial Life, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

REVENUE RECOGNITION, CONCENTRATIONS AND CREDIT RISK

During 2004, the Company's revenues consisted principally of up front license fees earned from the licensing of the Company's software, license and subscription fees from mobile end user products and games, license fees for reseller rights granted to resellers for certain territories and related consulting and implementation services, and training. American Institute of Certified Public Accountants' Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2) provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. In accordance with SOP 97-2, revenue from up front software license agreements is recognized when delivery has occurred, collection is deemed probable, the fee is fixed or determinable and the vendor-specific objective evidence exists to allocate the total fee to all delivered and undelivered elements of the arrangement.

Also in 2004 the Company generated revenues from entertainment products, games and technologies used in mobile phones and devices which are recognized only after those applications were subscribed to or downloaded by mobile users from the carriers and such downloads were charged by carriers to end users and these charges are supported by statements received from the carriers.

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

In 2003, total revenue was from one Hong Kong customer.

In 2004, two European customers each generated 38% of total revenues.

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

                                                        2003           2004
                                                    -----------    -------------
Net loss, as reported                               $  (578,237)   $    (945,809)
Add: Total stock-based employee compensation
       expense determined under fair-value method       (11,700)        (885,950)
                                                    -----------    -------------

                                                    $  (589,937)   $  (1,831,759)
                                                    ===========    =============
Loss per share:
Basic and diluted-reported                          $     (0.04)   $       (0.05)
                                                    ===========    =============
Basic and diluted-pro forma                         $     (0.04)   $       (0.09)
                                                    ===========    =============

The fair value was estimated at the date of grant using the following weighted average assumptions:

                                      2003                2004
                                     ------         ---------------
Risk Free interest rate                1.28%          2.15% to 2.53%
Dividend yield                         None                    None
Expected life of options in years.        1                       1
Expected volatility.                  332.1%        118.1% to 226.2%

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

The pro forma net loss per share above is calculated using the weighted average number of shares of common stock outstanding as described in Note 2. The weighted average fair value of options granted during the years ended December 31, 2003 and 2004 was $0.12 and $0.49, respectively.

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

FINANCIAL INSTRUMENTS

The carrying amount of the Company's cash, accounts receivable and accounts payable approximates fair value due to their short-term maturity. The fair value of amounts due to related parties cannot be determined due to their related party nature.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations as incurred.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) Share Based Payment which addresses the accounting for share-based payment transactions. SFAS No. 123 (R) eliminates the ability to account for share-based compensation transactions using APB No. 25, and generally requires instead that such transactions be accounted and recognized in the statement of income based on their fair values. SFAS No. 123 (R) will be effective for public companies that file as small business issuers as of the first interim period that begins after December 15, 2005. The Company is evaluating the provisions of SFAS No. 123 (R). Depending upon the numbers and terms of options that may be granted in future periods, the implementation of this standard could have a material impact on the Company's financial position and results of operations.

3. ACCOUNTS PAYABLE ADJUSTMENT:

In 2001 the Company recorded revenues from a German customer in connection with its sale of ALIFE Messenger and ALIFE Webguide software. Also in 2001, the Company purchase software programming services from the same customer. At December 31, 2001 accounts payable to the customer were offset against accounts receivable. During the year ended December 31, 2002, documentation in connection with the offset was misplaced in conjunction with the Company's relocation to Hong Kong, and the payable of $250,000 was reinstated, resulting in an overstatement in accounts payable and accumulated deficit as of December 31, 2002. The error was discovered during 2004 when the Company retrieved the misplaced documentation. Accordingly, the financial statements have been restated, resulting in a decrease to accounts payable and accumulated deficit as of January 1, 2003. The restatement did not affect net loss or basic and diluted net loss per share for the years ended December 31, 2003 and 2004.

4. RELATED PARTY TRANSACTIONS:

During 2003 and 2004, the Company received total advances of $325,359 and $36,439, respectively, plus unpaid 2003 salary of $50,000 and unpaid 2004 salary of $37,500 from, and repaid $421,921 and $209,537 (including $85,263 of loan interest), respectively, to the Chief Executive Officer. In addition, $1,000,000 was converted into 2,272,727 shares of the Company's common stock. The total amount remaining outstanding and payable to the CEO at December 31, 2004 including accrued 2004 interest of $38,890, was $449,800. The advances bear interest at 5%, are unsecured and are due with 6 months notice.

At December 31, 2004, the Company owed $75,000 to a stockholder for amounts borrowed under short-term loan agreements. These loans are non-interest bearing, are due on various dates through April 2005, and upon default, one loan for $25,000 can be converted into common shares of the Company at $0.17 per share.

5. INCOME TAXES:

Pre-tax losses from operations for the years end December 31, 2003 and 2004 were generated only in Hong Kong. It is management's intention to reinvest all income earned outside the United States of America ("the U.S."). Accordingly, no U.S. corporate income taxes have been provided in the consolidated financial statements. At December 31, 2004, the Company had federal and state net operating loss ("NOL")carry forwards of approximately $24,000,000 for U.S. income tax purposes expiring through 2022 and 2006, respectively. The net operating loss carry forwards may be subject to annual limitations based on ownership changes in the Company's common stock as provided by in Section 382 of the Internal Revenue Code.

At December 31, 2004 the Company had NOL'S amounting to approximately $1,500,000 for Hong Kong income tax purposes that may be carried forward indefinitely. The difference between actual income tax expense and expected income tax expense computed by applying the U.S. federal income tax rate of 34% to loss before provision for income taxes is explained as follows:

                                                      Year Ended         Year Ended
                                                      December 31,       December 31,
                                                          2003               2004
                                                    ---------------    ---------------
Expected income tax benefit at U.S. federal
   income tax rate                                  $      (196,600)   $      (321,600)
Effect of Hong Kong's 17.5% income tax rate                      --            165,500
Change in valuation reserve on deferred tax asset           196,600            156,100
                                                    ---------------    ---------------

Provision for income taxes                          $            --    $            --
                                                    ===============    ===============

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 2004 are presented below:

                                                December 31,
                                                    2004
                                                ------------
Deferred tax assets:
U.S. Federal net operating loss carryforwards   $  8,373,000
U.S. State net operating loss carryforwards        3,634,000
Hong Kong net operating loss carryforwards           165,500
Federal and State R&D credit carryforwards            50,000
Other                                                 50,000
                                                ------------

                                                  12,272,500

Valuation allowance on deferred tax asset        (12,272,500)
                                                ------------

Net deferred tax asset                          $         --
                                                ============

No undistributed earnings of the Company's foreign subsidiaries were available at December 31, 2003 and 2004 as the Company incurred losses. Upon distribution of future earnings (if any) in the form of dividends or otherwise, the Company would be subject to U.S. income taxes. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

6. COMMITMENTS AND CONTINGENCIES:

LEASES

During 2003 the Company leased office and living space in Hong Kong on a month-to-month basis. In December 2003, the Company entered into a two-year office lease and, in November 2004, the Company entered into another two-year office lease (in the same building) with monthly charges of approximately $4,500 and $3,700 per month, respectively. These monthly charges include rent, building management and air-conditioning fees. Rent expense for the years ended December 31, 2003 and December 31, 2004 was approximately $85,500 and $97,000.

Future minimum lease payments under these office leases are as follows:

Year ending
December 31,     Amount
------------  -----------
    2005      $    96,900
    2006           39,300
              -----------
              $   136,200
              ===========

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

CONTINGENCIES

In June 2001, Artificial Life Deutschland AG, a former subsidiary of the Company, entered into bankruptcy and dissolution proceedings. The Company believes that no further liabilities will be incurred by it in connection with its German subsidiary bankruptcy. However the ultimate outcome cannot be determined at this time. No provision has been made for any additional liabilities which may be incurred.

In September 2001, Copley Place Associates filed suit against the Company in Massachusetts Superior Court alleging that the Company had breached its commercial lease by vacating its former Boston, Massachusetts corporate headquarters prior to the expiration of the lease term. Copley Place Associates has alleged damages of approximately $585,000 and the court granted their motion for summary judgement on March 4, 2002. Damages assessed by the court I July 2002 have confirmed the summary judgement. The Company offered Copley Place Associates a complete settlement of the matter for $50,000, but no final settlement has been achieved. The Company has accrued $100,000 in connection with this matter.

In connection with claims for unpaid wages and vacation pay made by former employees of the Company's former United States operations, the Company has accrued $108,000 representing the potential liability for these asserted claims with respect to this matter, as confirmed by an Administrative Law Magistrate. In January 2005 the Company received a court claim and a default judgment from the pending cases against some of these former US employees. The Company has filed a counter claim and a motion to void the default judgment. The Company currently has not increased its liabilities as it believes it can defend its claims and support its counterclaim. The issue is still pending.

From time to time legal proceedings or disputes arise in the normal course of business. The Company monitors and reviews these matters and maintains accruals where appropriate.

7. STOCKHOLDERS' DEFICIT:

COMMON STOCK

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

In December 2003, the Company sold 197,509 shares of common stock in connection with a private placement. The total proceeds to the Company amounted to $25,000.

In January 2004, the Company sold 320,434 shares of common stock in connection with three private placements. The total proceeds to the Company were $55,000.

In February 2004, the Company sold 476,765 shares of common stock in connection with four private placements. The total proceeds to the Company amounted to $78,500.

In March 2004, the Company sold 900,000 shares of common stock in connection with a private placement. The total proceeds to the Company amounted to $180,000. In connection with this transaction, the Company granted options to purchase 800,000 shares of common stock with an exercise price of $0.15 per share. These options were exercised during the year ended December 31, 2004 and the total proceeds to the Company were $120,000.

In April 2004, the Company sold 432,500 shares of common stock in connection with five private placements and paid $4,700 cash to an individual as commission. The total proceeds to the company were $180,300.

Also in April 2004, note payable to officer/stockholder of $1,000,000 (due to the Company's Chief Executive Officer) was converted into 2,272,727 shares of the Company's common stock at $0.44 a share.

In May 2004, the Company sold 833,332 shares of common stock in connection with two private placements. The total proceeds to the Company amounted to $460,000.

Also in May 2004, the Company sold 18,540 shares of common stock to settle in full an account payable of $9,270.

In June 2004, a short-term loan of $25,000 payable to stockholder was converted into 147,059 shares of the Company's common stock.

In September 2004, the Company sold 125,000 shares of common stock in connection with a private placement. The total proceeds to the Company were $100,000.

In December 2004, the Company sold 366,250 shares of common stock in connection with four private placements. The total proceeds to the Company were $280,000.

Also in December 2004, the Company sold 30,000 shares of common stock upon the exercise of options granted in 2001. The total proceeds to the Company were $10,500.

In December 2004, the Company also issued 385,000 shares of common stock upon the exercise of warrants issued in 2001. The total proceeds to the Company were $52,500.

In January 2005, the Company issued 150,000 shares of common stock upon the exercise of options issued in 2001. The total proceeds to the Company were $15,000.

Also in January 2005, the Company issued 2,500 shares of common stock to settle in full an account payable of $2,675.

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

During 2003, 2,000,000 options were exercised for $100,000 and 347,964 options expired.

On January 9, 2004, in connection with the sale of common stock, the Company granted to an investor an option to purchase 50,000 shares of common stock for a strike price of $0.10 per share. The option has a two-year term and vested immediately.

On March 15, 2004, in connection with the sale of common stock, the Company granted to an investor options to purchase 800,000 shares of common stock for a strike price of $0.15 per share. The options have a two-year term and vested immediately. These options were exercised in 2004.

On May 6, 2004, the Company granted to a consultant an option to purchase 500,000 shares of common stock for a strike price of $0.40 per share. The option has a two-year term and vested immediately.

On July 6, 2004, the Company granted options to 7 employees to purchase 440,000 shares of common stock and granted options to 2 directors to purchase 200,000 shares of common stock, for a strike price of $0.70 per share. These options have a two-year term and vested immediately.

On November 15, 2004, the Company granted options to 22 employees to purchase 480,000 shares of common stock and granted options to 4 directors to purchase 800,000 shares of common stock, for a strike price of $1.00 per share. These options have a three-year term and vested immediately.

On December 2, 2004, the Company granted an option to an investor to purchase 7,500 shares of common stock for a strike price of $1.50 per share. The option has a five-year term and vested immediately.

On December 3, 2004, the Company granted an option to an investor to purchase 25,000 shares of common stock for a strike price of $1.50 per share. The option has a three-year term and vested immediately.

On December 22, 2004, the Company granted an option to an institutional investor to purchase 50,000 shares of common stock for a strike price of $1.50 per share. The option has a two-year term and vested immediately.

During 2004, 830,000 shares of options were exercised for $130,500 and 170,000 shares of options expired.

A summary of the status of the Company's stock options under the Plan as of December 31, 2003 and 2004 and the changes during the years then ended is presented below:

                                                    2003                                 2004
                                     ----------------------------------   ----------------------------------
                                                            Weighted                             Weighted
                                                             Average                              Average
                                                            Exercise                             Exercise
                                          Shares              Price            Shares              Price
                                     ---------------    ---------------   ---------------    ---------------
Outstanding at beginning of year           1,124,486    $          2.29         1,134,816    $          0.35
Granted                                    2,385,294               0.07         3,352,500               0.65
Exercised                                 (2,000,000)              0.05          (830,000)              0.16
Cancelled or expired                        (347,964)              0.35          (170,000)              0.50
                                     ---------------    ---------------   ---------------    ---------------

Outstanding at end of year                 1,134,816    $          0.35         3,487,316    $          0.68
                                     ===============    ===============   ===============    ===============

Options exercisable at end of year         1,084,816                            3,487,316
                                     ===============                      ===============

The following table summarizes information about stock options outstanding under the Plan at December 31, 2004:

                                    Options Outstanding and Exercisable
                       -----------------------------------------------------------
Range of                                   Weighted Average            Weighted
Exercise Price.           Number              Remaining                Average
Price                  Outstanding         Contractual Life         Exercise Price
---------------        -----------         ----------------         --------------
$0.10-$1.50             3,487,316                2.18               $         0.68

WARRANTS

During 2003, 220,000 warrants expired.

During 2004, 385,000 warrants were exercised for $52,500 and 150,000 warrants expired.

A summary of the status of the Company's warrants as of December 31, 2003 and 2004 and the changes during the years then ended is presented below:

                                     2003                        2004
                        ----------------------------  ----------------------------
                                    Weighted Average              Weighted Average
                         Warrants    exercise price    Warrants    exercise price
                        ----------  ----------------  ----------  ----------------
Outstanding at
    beginning of year      836,000     $     0.64        616,000     $     0.64
Exercised                        -              -       (385,000)          0.14
Expired/canceled          (220,000)          0.64       (150,000)          3.82
                        ----------     ----------     ----------     ----------
Outstanding at
    end of year            616,000     $     0.64         81,000     $     0.42
                        ==========     ==========     ==========     ==========

All warrants outstanding are exercisable as of December 31, 2004 and have a weighted average remaining contractual life of approximately 1.8 years.

8. NOTES RECEIVABLE FROM STOCKHOLDERS:

At December 31, 2004, notes receivable from stockholders consists of amounts due from stockholders in connection with the exercise of options in 2000.

9. ACCRUED EXPENSES:

      Accrued expenses at December 31, 2004 consist of the following:

Accrued payroll and related expenses    $197,422
Other liabilities                        133,822
                                        --------

Total accrued expenses                  $331,244
                                        ========

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS OF THE REGISTRANT.

DIRECTORS. The following table sets forth certain information regarding our directors as of December 31, 2003:

NAME                    AGE       POSITION
Eberhard Schoeneburg    48        Chairman of the Board, President,
                                  Chief Executive Officer and Treasurer
Dr. Gert Hensel         50        Director, audit committee
Claudia Alsdorf         38        Director, audit committee
Michael T Rowan         48        Director

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

MICHAEL ROWAN became our Director of Business Development Europe in June 2004. He qualified and practiced as a commercial lawyer with Linklaters and Alliance, a London based law firm from 1988 to 1993. In 1993 he joined the Equity Capital Markets division of Merrill Lynch, heading a team of transaction lawyers based both in London and Hong Kong. In 1996, Michael became a director of the division with responsibility for structuring and pricing equity transactions, including IPOs, and advising on M&A assignments. In 2002 he left Merrill Lynch and became a direcor of Accelera Capital, a private equity firm headquartered in Hong Kong. At Accelera Capital, Michael focused on providing assistance in the development of the Asian strategies for a portfolio of companies based in the UK and the US. Michael left Accelera Capital in June 2004 and is currently a full-time consultant.

EXECUTIVE OFFICERS. The following table sets forth certain information regarding our executive officers as of December 31, 2003:

NAME                   AGE       POSITION
Eberhard Schoeneburg    48       Chairman of the Board, Chief Executive Officer
Ernest Axelbank         26       Chief Technology Officer

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

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION. The following tables set forth certain information with respect to compensation paid or accrued for services rendered to us in all capacities for the fiscal year ended December 31, 2004 by our chief executive officer.

SUMMARY COMPENSATION TABLE

                                                                             LONG TERM COMPENSATION
                                          ANNUAL COMPENSATION      ----------------------------------------
                                    -----------------------------   OTHER ANNUAL             SECURITIES
NAME AND PRINCIPAL POSITION         YEAR    SALARY($)       BONUS  COMPENSATION ($)      UNDERLYING OPTIONS
---------------------------         ----    ---------       -----  ----------------      ------------------
Eberhard Schoeneburg                2004    37,500(1)         0            0                      0
President and Chief                 2003    50,000(2)         0            0                      0
Executive Officer

(1)   Salary for $37,500 was deferred and was unpaid as of today.

(2)   Salary for $50,000 was deferred and was unpaid as of today.

OPTION GRANTS IN LAST FISCAL YEAR. 200,000 shares of options have been granted to Eberhard Schoneburg during the year ended December 31, 2004.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES.

                                                            NUMBER OF SECURITIES
                                                           UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                                                OPTIONS AT                 IN-THE-MONEY OPTIONS
                            SHARES                          FISCAL YEAR-END (#)            AT FISCAL YEAR-END ($)
                         ACQUIRED ON       VALUE        ----------------------------     --------------------------
NAME                     EXERCISE (#)   REALIZED ($)    EXERCISABLE    UNEXERCISABLE     EXERCISABLE  UNEXERCISABLE
----                     ------------   ------------    -----------    -------------     -----------  -------------
Eberhard Schoeneburg          0              0            200,000            0                0             0
Dr. Gert Hensel               0              0            350,000
Claudia Alsdorf               0              0            400,000
T. Michael Rowan              0              0            200,000

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2004 by (i) each person known by us who beneficially owns 5% or more of the our common stock; (ii) each named executive officer; (iii) each of our directors and (iv) all of our current directors and executive officers as a group.

SHARES OF COMMON STOCK
BENEFICIALLY OWNED (1)

NAME AND ADDRESS OF BENEFICIAL OWNER (2)                                               SHARES   PERCENT(3)
Eberhard Schoeneburg (4)...........................................................   6,140,104    26.2%
Claudia Alsdorf (5)................................................................     400,000     1.7%
Dr. Gert Hensel (6)................................................................     350,000     1.5%
Michael Rowan (7)..................................................................     424,559     1.8%
Ernest Axelbank (8)................................................................     330,000     1.4%
Accelera Ventures Ltd..............................................................   2,397,059    10.2%
Bruno Gabriel (9)..................................................................   1,739,426     7.4%
All current directors and executive officers as a group of 5 persons (10)..........   7,644,663    32.6%

(1) Shares of our common stock that an individual or group has the right to acquire within 60 days of March 8, 2005, pursuant to the exercise of options are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the beneficial owners named in this table have sole voting and investment power with respect to all shares of our common stock shown to be beneficially owned by them based on information these individuals have provided to us.

(2) The address of each of our executive officers and directors listed in the table above is: c/o Artificial Life, Inc., 4601 China Online Center, 333 Lockhart Road, Wanchai, Hong Kong.

(3) Percentage of ownership is based on 23,448,445 shares of our common stock outstanding as of March 8, 2005 and all stock options which are exercisable within 60 days of March 8, 2004 for the respective individual(s) listed in the table above.

(4) Includes 200,000 shares subject to stock options which are exercisable within 60 days of March 8, 2005.

(5) Includes 400,000 shares subject to stock options which are exercisable within 60 days of March 8, 2005.

(6) Includes 350,000 shares subject to stock options which are exercisable within 60 days of March 8, 2005.

(7) Includes 200,000 shares subject to stock options which are exercisable within 60 days of March 8, 2005.

(8) Includes 300,000 shares subject to stock options which are exercisable within 60 days of March 8, 2005.

(9) Includes 200,000 shares held by DARUM Holding AG, a Swiss corporation in which Mr. Gabriel is a majority stockholder. Mr. Gabriel disclaims any beneficial ownership of the 200,000 shares held by DARUM Holding AG, except to the extent of his pecuniary interest in these shares, if any. Includes 829,426 shares of common stock.

(10) Includes 1,450,000 shares subject to options, all of which are exercisable within 60 days of March 8, 2005.

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

Mr. Schoeneburg has received $12,500 salary owed to him by the Company for the year ended December 31, 2004, by March 8, 2005.

In addition, during 2000, 2001, 2002, 2003 and the year ended 31, 2004, Mr. Eberhard Schoeneburg advanced funds to us to provide for working capital for the Company. The aggregate advanced funds as of December 31, 2004 amount to $449,800. Funds advanced in the year ended December 31, 2004 were $112,829 and repayment of funds was $1,209,537 including $1,000,000 conversion of loan to the Company's shares and $85,263 repayment of loan interest. The net funds advanced are used as a working capital loan and bear cumulative interest at 5% per year, are unsecured and are due with 6 months notice. Interest expense on these advances amounted to $38,890 for the year ended December 31, 2004, which remains unpaid.

                                     PART IV

ITEM 13. EXHIBIT

a. Documents filed as part of this Report:

1. Financial Statements

See "Index to Financial Statements" at Item 8 to this Annual Report on Form 10-KSB.

b.   Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB.

EXHIBIT NO.   DESCRIPTION
 2. No. 31    Certification by Chief Executive Officer and Principal Financial
              Officer pursuant to Rule 13A-14 or 15D-14 of the Securities
              Exchange Act of 1934

 3. No. 32    Certification by Chief Executive Officer and Principal Financial
              Officer pursuant 18 U.S.C. 1350

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

               Years Ended December 31
               -----------------------
                  2004          2003
               ----------   ----------
Audit Fees      $  43,720   $   38,000
Audit Related           0            0
Tax Related             0            0

All of the services described above were approved by the Company's audit committee and prior to performance. The audit committee has determined that the payments made to its independent accountant for these services are compatible with maintaining such auditor's independence.

                                   SIGNATURES

Pursuant to the requirements of Section 31 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in Hong Kong, on March, 31, 2005.

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

SIGNATURE                          TITLE                              DATE
---------                          -----                              ----
/s/ Eberhard Schoeneburg           President, Chief Executive         March 31, 2005
-----------------------            Officer and Director (Principal
Eberhard Schoeneburg               Financial Officer)

/s/ Claudia Alsdorf                Director                           March 31, 2005
-----------------------
Claudia Alsdorf

/s/ Dr. Gert Hensel                Director                           March 31, 2005
-----------------------
Dr. Gert Hensel

/s/ T. Michael Rowan               Director                           March 31, 2005
--------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 31 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Amended Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in Hong Kong, on March 31, 2005.

                                      ARTIFICIAL LIFE, INC.

                                      By: /s/ Eberhard Schoeneburg
                                          --------------------------------
                                          Eberhard Schoeneburg,
                                          Chief Executive Officer
                                          (Principal Financial Officer)