Form 10QSB
period 2005-03-31
ARTIFICIAL LIFE INC
filed 2005-05-16
CIK 1070361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________  to  ________________

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State the number of shares of each of the Issuer's classes of common equity, as of the latest practicable date: As of May 9, 2005, there were 23,696,551 shares of Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [_] No [X]

                              ARTIFICIAL LIFE, INC.

              INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE
                          QUARTER ENDED March 31, 2005

                                                                                                               PAGE
                                                                                                               ----
                          PART I-FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)
          Condensed Consolidated Balance Sheet at March 31, 2005................................................3
          Condensed Consolidated Statements of Operations for the
                    Three Months Ended March 31, 2005 and March 31, 2004........................................4
          Condensed Consolidated Statements of Cash Flows for the three Months Ended
                    March 31, 2005 and March 31, 2004...........................................................5

         Notes to Condensed Consolidated Financial Statements...................................................6

Item 2 - Management's Discussion and Analysis ..................................................................8

Item 3 - Controls and Procedures................................................................................10

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings......................................................................................11

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds............................................11

Item 3 - Defaults Upon Senior Securities........................................................................11

Item 4 - Submission of Matters to a Vote of Security Holders....................................................12

Item 5 - Other Information......................................................................................12

Item 6 - Exhibits...............................................................................................12

Signatures......................................................................................................12

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              ARTIFICIAL LIFE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2005
                                   (UNAUDITED)

                         ASSETS
Current assets:
Cash and cash equivalents                                                                     $      8,186
Accounts receivable                                                                                129,918
Prepaid expenses                                                                                    45,000
                                                                                              ------------
        Total current assets                                                                       183,104
                                                                                              ------------

Fixed assets:
Office equipment, net of accumulated depreciation of $3,897                                          6,383
Computer equipment, net of accumulated depreciation of $29,289                                      32,501
Leasehold improvements, net of accumulated depreciation of $29,137                                  35,171
Office furniture, net of accumulated depreciation of $7,230                                         11,542
                                                                                              ------------
                                                                                                    85,597
                                                                                              ------------

Deposits and other assets                                                                           42,631
                                                                                              ------------


TOTAL ASSETS                                                                                  $    311,332
                                                                                              ============

           LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable                                                                              $  1,417,707
Note payable - officer/stockholder                                                                 467,419
Short term loan payable to stockholder                                                             113,010
Accrued expenses                                                                                   410,114
                                                                                              ------------
        Total current liabilities                                                                2,408,250
                                                                                              ------------

Stockholders' equity (deficit):
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding
Common stock, $.01 par value; 30,000,000 shares authorized,
         23,462,884 shares issued and outstanding                                                  234,629
Additional paid-in capital                                                                      29,643,836
Notes receivable from stockholders                                                                (19,577)
Accumulated deficit                                                                           (31,955,806)
                                                                                              ------------
        Total stockholders' deficit                                                            (2,096,918)
                                                                                              ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                   $    311,332
                                                                                              ============

See accompanying notes to unaudited condensed consolidated financial statements.

                              ARTIFICIAL LIFE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                      Three-month Period Ended
                                                                              March 31,
                                                                       -----------------------

                                                                       2005              2004
Revenues:
Software license agreements                                       $    127,015       $      9,690
                                                                  ------------       ------------

Operating expenses:
General and administrative                                             100,864             80,025
Engineering and cost of sales                                          223,025             47,845
Research and development                                                25,371             21,903
Sales and marketing                                                     80,975             24,789
                                                                  ------------       ------------
Total operating expenses                                               430,235            174,562
                                                                  ------------       ------------
Loss from operations                                                 (303,220)          (164,872)
                                                                  ------------       ------------

Other income (expenses):
Foreign exchange gain (loss) and other                                   (542)              (344)
Interest expense                                                       (5,779)           (18,637)
                                                                  ------------       ------------
                                                                       (6,321)           (18,981)
                                                                  ------------       ------------


Net loss                                                          $  (309,541)       $  (183,853)
                                                                  ============       ============

Basic and diluted net loss per share                              $     (0.01)       $     (0.01)
                                                                  ============       ============
Weighted average basic and diluted
     shares outstanding                                             23,417,721         16,853,281
                                                                  ============       ============

See accompanying notes to unaudited condensed consolidated financial statements

                              ARTIFICIAL LIFE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Three-month Period Ended
                                                                                            March 31,
                                                                                     -------------------------
                                                                                     2005                 2004

Cash flows from operating activities:
Net loss                                                                      $     (309,541)      $    (183,853)
Adjustments to reconcile net loss to net cash used by
        operating activities:
Depreciation and amortization                                                         19,394               9,465
Bad debt expense                                                                       6,460                  --
Interest expense accrued on advances
        from officer/stockholder                                                       5,768              18,637
Salary accrued to officer/stockholder                                                 12,500              12,500
Increase in accounts receivable, trade                                              (63,717)                  --
(Increase) decrease in prepaid expenses and other assets                            (43,077)              12,462
Increase (decrease) in accounts payable and accrued expenses                          84,429            (11,695)
                                                                              --------------      --------------
Net cash used in operating activities                                              (287,784)           (142,484)
                                                                              --------------      --------------
Cash flows from investing activities:
Purchase of fixed assets                                                            (31,641)            (41,985)
                                                                              --------------      --------------
Net cash used in investing activities                                               (31,641)            (41,985)
                                                                              --------------      --------------
Cash flows from financing activities:
Proceeds from issuance of common stock, net                                           21,820             313,500
Advances from officer/stockholder                                                         --               8,013
Payments on note payable - officer/stockholder                                         (649)            (75,896)
Proceeds from short-term loan payable to stockholder                                  38,011                  --
Repayment of short-term loan payable to stockholder                                       --            (15,000)
                                                                              --------------      --------------
Net cash provided by financing activities                                             59,182             230,617
                                                                              --------------      --------------

Net (decrease) increase in cash and cash equivalents                               (260,243)              46,148
Cash and cash equivalents at beginning of period                                     268,429               3,333
                                                                              --------------      --------------
Cash and cash equivalents at end of period                                    $        8,186      $       49,481
                                                                              ==============      ==============

Supplemental disclosure of non-cash financing activities:

Common stock issuances applied as a reduction of accounts payable             $        5,174                  --
                                                                              ==============      ==============

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

In the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements for the three-months ended March 31, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $309,541 for the three-months ended March 31, 2005, and has a stockholders' deficit and a working capital deficiency of $2,096,918 and $2,225,146, respectively, at March 31, 2005.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management continues to pursue short-term borrowings and direct share placement opportunities to meet its anticipated liquidity needs. In addition, the Company's CEO has agreed to postpone his claims for amounts owed to him by the Company.

2.   STOCK BASED COMPENSATION AND EARNINGS PER SHARE

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock-based employee compensation plans. Accordingly, no compensation expense has been recognized for options granted to employees at fair market value. There were no options granted to employees during the three months ended March 31, 2005 and 2004.

3    NET LOSS PER SHARE

Basic net loss per share is calculated based on the weighted average number of common shares outstanding for the three month period ended March 31, 2005. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. Basic and diluted net loss per share are the same for the three months ended March 31, 2005 and 2004 since the effect of inclusion of all outstanding options and warrants would be anti-dilutive.

4.   INCOME TAXES

There is no provision for income taxes for the three months ended March 31, 2005. During the three months ended March 31, 2005, the Company reported a net loss of $309,541 and at December 31, 2004, the Company had approximately $24,000,000 of federal and state net operating loss carry forwards expiring through 2022 and 2006, for U.S. income tax purposes. The net operating loss carry forwards may be subject to annual limitations based on ownership changes in the Company's common stock as provided by in Section 382 of the Internal Revenue Code. At December 31, 2004 approximately $1,500,000 of net operating loss carryforwards were available for Hong Kong income tax purposes that may be carried forward indefinitely.

5.   ADVANCES FROM SHAREHOLDER

At March 31, 2005 the Company owed its Chief Executive Officer $467,419 which reflected an increase of $17,619 during the three months then ended. Interest of $5,768 and salary of $12,500 were accrued and $649 was repaid during the three months ended March 31,

2005. The remaining advances bear interest at a rate of 5% per year, are unsecured and are due on demand.

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

8.   SALES OF COMMON STOCK

On January 11, 2005, the Company issued 2,500 shares of common stock to settle an account payable of $2,675.

On January 20, 2005, the Company issued 150,000 shares of common stock upon the exercise of options issued in 2001. The total proceeds to the Company were $15,000.

On March 15, 2005, the Company issued 3,049 shares of common stock to settle an account payable of $2,500.

On March 30, 2005, the Company sold 11,000 shares of common stock in connection with a private placement. The total proceeds to the Company were $6,820.

9.   SUBSEQUENT EVENTS

In April 2005, the Company sold 183,667 shares of common stock to two individual investors for $60,540.

On April 14, 2005, the Company issued 50,000 shares of common stock to an individual for $5,000 upon the exercise of options issued in 2004.

In April 2005, the Company entered into a loan agreement with a director. The loan is for $25,000, is unsecured, bears interest at 8% and is due on March 31, 2006.

Also in April 2005, the Company entered into a short-term loan agreement with a stockholder. The loan is for $18,000, is unsecured, bears interest at 5% and is due on June 12, 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following Management's Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-QSB. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section titled "Risk Factors" as well as other factors described in our Annual Report on Form 10-KSB for the year ended December 31, 2004. We do not intend to update any such forward-looking statements.

INTRODUCTION

OVERVIEW

In the first quarter of 2005 the Company was active with the preparation and the execution of the roll out of its main new 3G product line including "V-girl(TM)
- your virtual girlfriend", V-disco a 3G graphical music delivery system and the Virtual News Reporter with several telecom operators in Asia and Europe. Further new 3G products such as a Virtual Dance Studio and several 3G mobile entertainment products are currently under development.

In addition we are also developing and launching further 2G, 2.5G and 2.75G mobile entertainment and business applications (such as a mobile real estate alert and information system) especially for the Asian and European markets. Even though several of these new products and services have already successfully been launched, there can be no guarantee that these new products and services will contribute substantially to future revenues of the Company.

Revenues for the quarter ended March 31, 2005 were $127,015 as compared to $9,690 for the quarter ended March 31, 2004, an increase of over 1200%. The increase in revenues is mainly due to increased mobile license sales.

For the quarter ended March 31, 2005 we reported a net loss of $309,541 as compared to $183,853 for the first quarter of 2004. The increase of $125,688 or 68% is mainly due to new hires and costs incurred by the general business expansion.

As of March 31, 2005, we had total assets of $311,332 and total liabilities of $2,408,250. As of March 31, 2005, current assets were $183,104 as compared to $341,090 at December 31, 2004, and current liabilities were $2,408,250 as compared to $2,273,365 at December 31, 2004.

Net new funds raised in the first quarter of 2005 were $21,820.

During the first quarter of 2005 the Company converted 14 contract consultants to employees, and hired 2 new European employees to support the current efforts of developing new products. There were 4 contract consultants and 25 employees as at March 31, 2005.

In light of our restructuring towards mobile applications and technology and the resumption of R&D and new engineering efforts, results of operations to date are not indicative of our future results of operations. Moreover, we expect to experience significant fluctuations in our future operating results due to a variety of factors. Factors that may affect our operating results include the recovery of the global internet and mobile markets, the general market acceptance of our products, our ability to sell and license our intellectual property, the amount of software consulting we undertake in the future, success in creating and entering into strategic alliances, our mix of product and service sales, our response to competitive pressure, our ability to attract and retain qualified personnel, and our ability to execute business in the Asian and European markets. Gross profit margins will vary from product to product and between products and services and the countries in which we launch our products. Our sales mix may vary from period to period and our gross margins will fluctuate accordingly.

Our accumulated losses have severely impacted our liquidity and cash position which, in turn, have significantly impeded our ability to fund our operations in the past. Consequently, in connection with our Annual Reports on Form 10-K (Q) and 10-KSB (QSB) for the fiscal years ended December 31, 2000, 2001, 2002, 2003 and 2004 the opinion of our independent registered public accountants stated that there was substantial doubt about our ability to continue as a going concern. The aggregated losses since 1998 amount to $31,955,806 through the end of the first quarter of 2005.

To further improve the generation of revenues from the roll out of our mobile technology, we are seeking additional financing to increase liquidity and capital resources. If we are unable to obtain additional financing, this will have a material adverse effect on our business.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

REVENUES: Revenues for the quarter ended March 31, 2005 were $127,015 as compared to $9,690 for the quarter ended March 31, 2004. The increase of revenues of $117,325 was mainly due to the increase of product license fees for our mobile services and service fees.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consist of salary and administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the quarter ended March 31, 2005 were $100,864 as compared to $80,025 for the quarter ended March 31, 2004. The increase of $20,839 was primarily due to increases in personnel and general administrative costs.

ENGINEERING AND COST OF SALES: These costs generally consist of salary, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Engineering expenses for the quarter ended March 31, 2005 were $223,025 as compared to $47,845 for the quarter ended March 31, 2004. The increase of $175,180 was primarily due to increase in personnel.

RESEARCH & DEVELOPMENT: Research and development expenses are similar in nature to engineering expenses, but they relate to products in their initial stage and are anticipated to generate revenue at a later date. Research and development expenses for the quarter ended March 31, 2005 were $25,371 as compared to $21,903 for the quarter ended March 31, 2004. The increase of $3,468 was mainly traveling expenses of our CTO to Europe and Malaysia.

SALES AND MARKETING: Sales and marketing expenses consist of salary expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expense, traveling and public relations activities. Sales and marketing expenses for the quarter ended March 31, 2005 were $80,975 as compared to $24,789 for the quarter ended March 31, 2004. The increase of $56,186 was primarily due to increased staff cost, travel and sales and marketing activities in Europe and Asia during the quarter.

OTHER INCOME (EXPENSES): Other income (expenses) are income and expenses that were not generated from normal business activities. Other income (expense) for the quarter ended March 31, 2005 was ($6,321) as compared to ($18,981) for the quarter ended March 31, 2004. The decrease of expenses was mainly due to the decrease of interest on advances from a shareholder.

NET LOSS: As a result of the foregoing, the net loss for the quarter ended March 31, 2005 was $309,541 as compared to a loss of $183,853 for the quarter ended March 31, 2004. The increase in the net loss is mainly due to the general expansion of business activities and new staff. The basic and diluted net loss per share for the first quarter of 2005 was $0.01 as compared to $0.01 for the quarter ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we had a working capital deficit of $2,225,146 and a stockholders' deficit of $2,096,918.

In order to fund our cash needs we have borrowed funds from time to time from our chief executive officer, Eberhard Schoeneburg. As of March 31, 2005 we owed our CEO an aggregate amount of $467,419, as compared to $449,800 at December 31, 2004. The remaining advanced funds bear interest at a rate of 5% per year, are unsecured and are due with 6 months notice.

During the three months ended March 31, 2005 the Company received $21,820 and in April 2005 the Company received $65,540 from sales of newly issued stock.

Contractual obligations at March 31, 2005 are as follows:

                                Total             Less than 1 year          1 - 3 years
                          -----------------     --------------------     ----------------
     Operating Leases         $104,892                 $61,853                $43,039

ITEM 3. CONTROLS AND PROCEDURES

On May 1, 2005 ("Evaluation Date"), the Company's management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of the Evaluation Date, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company's reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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


ITEM 2 - CHANGES IN SECURITIES

On January 11, 2005, the Company issued 2,500 shares of common stock to settle an account payable of $2,675.

On January 20, 2005, the Company issued 150,000 shares of common stock upon the exercise of options issued in 2001. The total proceeds to the Company were $15,000.

On March 15, 2005, the Company sold 11,000 shares of common stock in connection with a private placement. The total proceeds to the Company were $6,820.

On March 30, 2005, the Company issued 3,049 shares of common stock to settle an account payable of $2,500.


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

                                   ARTIFICIAL LIFE, INC.

                                      /s/ Eberhard Schoeneburg
Date: May 16, 2005              By:______________________________
                                Name: Eberhard Schoeneburg
                                Title:Chief Executive Officer and
                                      Principal Financial Officer