Form 10QSB
period 2005-06-30
ARTIFICIAL LIFE INC
filed 2005-08-15
CIK 1070361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Check whether the issuer:(1)filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes[X] No[_]

State the number of shares of each of the Issuer's classes of common equity, as of the latest practicable date: As of August 10, 2005, there were 24,973,681 shares of Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes[_] No[X]

                              ARTIFICIAL LIFE, INC.

              INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE
                           QUARTER ENDED June 30, 2005

                                                                                                             PAGE
                                                                                                             ----
                          PART I-FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheet at June 30, 2005.................................................3
         Condensed Consolidated Statements of Operations for the
                 Three Months and Six Months Ended June 30, 2005 and June 30, 2004.............................4
         Condensed Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 2005 and June 30, 2004 ......................................................................5
         Notes to Condensed Consolidated Financial Statements..................................................6

Item 2 - Management's Discussion and Analysis .................................................................9

Item 3 - Controls and Procedures...............................................................................12

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.....................................................................................13

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds...........................................13

Item 3 - Defaults Upon Senior Securities.......................................................................13

Item 4 - Submission of Matters to a Vote of Security Holders...................................................14

Item 5 - Other Information.....................................................................................14

Item 6 - Exhibits..............................................................................................14

Signatures.....................................................................................................14

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              ARTIFICIAL LIFE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  June 30, 2005
                                   (UNAUDITED)


                         ASSETS
Current assets:
Cash and cash equivalents                                                                 $        312,437
Accounts receivable                                                                                188,200
Prepaid expenses                                                                                    30,961
                                                                                          ----------------
        Total current assets                                                                       531,598
                                                                                          ----------------

Fixed assets:
Office equipment, net of accumulated depreciation of $5,183                                          5,098
Computer equipment, net of accumulated depreciation of $37,013                                      24,777
Leasehold improvements, net of accumulated depreciation of $37,364                                  27,750
Office furniture, net of accumulated depreciation of $9,577                                          9,195
                                                                                          ----------------
                                                                                                    66,820
                                                                                          ----------------

Deposits and other assets                                                                           47,147
                                                                                          ----------------


TOTAL ASSETS                                                                              $        645,565
                                                                                          ================

           LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable                                                                          $      1,468,114
Note payable - officer/stockholder                                                                 477,213
Short term loans payable to stockholders                                                           156,000
Accrued expenses                                                                                   342,030
                                                                                          ----------------
        Total current liabilities                                                                2,443,357
                                                                                          ----------------

Stockholders' equity (deficit):
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding
Common stock, $.01 par value; 30,000,000 shares authorized,
         24,973,681 shares issued and outstanding                                                  249,737
Additional paid-in capital                                                                      30,256,769
Notes receivable from stockholders                                                                (19,577)
Accumulated deficit                                                                           (32,284,721)
                                                                                          ----------------
        Total stockholders' deficit                                                            (1,797,792)
                                                                                          ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                               $        645,565
                                                                                          ================

See accompanying notes to unaudited condensed consolidated financial statements.

                              ARTIFICIAL LIFE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                      Three-month Period Ended                    Six-month Period Ended
                                                            June 30,                                   June 30,
                                                           ----------                                 ----------

                                                       2005           2004                        2005        2004
Revenues:
Software license agreements                     $     81,579    $    53,180                 $   208,594  $   53,180
Application services and other                             -          6,460                          --      16,150
                                                ------------    -----------                 -----------  ----------
                                                      81,579         59,640                     208,594      69,330
                                                ------------    -----------                 -----------  ----------
Operating expenses:
General and administrative                           115,188         90,085                     216,052     170,110
Engineering and cost of sales                        211,482        115,956                     434,507     163,801
Research and development                              26,128         23,437                      51,499      45,340
Sales and marketing                                   50,365         76,017                     131,340     100,806
                                                ------------    -----------                 -----------  -----------
Total operating expenses                             403,163        305,495                     833,398     480,057
                                                ------------    -----------                 -----------  -----------
Loss from operations                               (321,584)      (245,855)                   (624,804)   (410,727)
                                                ------------    -----------                 -----------  -----------

Other income (expenses):
Foreign exchange loss                                  (185)        (2,877)                       (810)     (3,221)
Interest expense                                    (7, 204)        (6,098)                    (12,983)    (24,735)
Other                                                     58         40,400                         141      40,400
                                                ------------    -----------                 -----------  -----------
                                                     (7,331)         31,425                    (13,652)      12,444
                                                ------------    -----------                 -----------  -----------


Net loss                                        $  (328,915)    $ (214,430)                 $ (638,456)  $ (398,283)
                                                ============    ===========                 ===========  ===========

Basic and diluted net loss per share            $     (0.01)    $    (0.01)                 $    (0.03)  $    (0.02)
                                                ============    ===========                 ===========  ===========
Weighted average basic and diluted
     shares outstanding                           23,895,500     20,684,658                  23,657,930   18,768,969
                                                ============    ===========                 ==========   ===========


See accompanying notes to unaudited condensed consolidated financial statements

                              ARTIFICIAL LIFE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     Six-month Period Ended
                                                                                            June 30,
                                                                                   ---------------------------
                                                                                     2005                 2004

Cash flows from operating activities:
Net loss                                                                      $    (638,456)      $    (398,283)
Adjustments to reconcile net loss to net cash used by
        operating activities:
Depreciation and amortization                                                         38,876              21,017
Bad debt expense                                                                       6,460                  --
Interest expense accrued on advances
        from officer/stockholder                                                      11,657              19,786
Salary accrued to officer/stockholder                                                 25,000              12,500
Increase in accounts receivable, trade                                             (121,999)            (59,640)
(Increase) decrease in prepaid expenses and other assets                            (16,539)              12,337
Increase (decrease) in accounts payable and accrued expenses                          49,738           (108,187)
                                                                              --------------      --------------
Net cash used in operating activities                                              (645,263)           (500,470)
                                                                              --------------      --------------
Cash flows from investing activities:
Purchase of fixed assets                                                            (32,346)            (58,677)
                                                                              --------------      --------------
Net cash used in investing activities                                               (32,346)            (58,677)
                                                                              --------------      --------------
Cash flows from financing activities:
Proceeds from issuance of common stock, net                                          649,861             973,799
Advances from officer/stockholder                                                    (9,244)              14,992
Payments on note payable - officer/stockholder                                            --            (99,674)
Proceeds from short-term loan payable to stockholder                                  81,000                  --
Repayment of short-term loan payable to stockholder                                       --            (15,000)
                                                                              --------------      --------------
Net cash provided by financing activities                                            721,617             874,117
                                                                              --------------      --------------

Net increase in cash and cash equivalents                                             44,008             314,970
Cash and cash equivalents at beginning of period                                     268,429               3,333
                                                                              --------------      --------------
Cash and cash equivalents at end of period                                    $      312,437      $      318,303
                                                                              ==============      ==============

Supplemental disclosure of non-cash financing activities:

Common stock issuances applied as a reduction of accounts payable             $        5,174                  --

Debt converted to common stock                                                $           --      $    1,034,270
                                                                              ==============      ==============

See accompanying notes to unaudited condensed consolidated financial statements.

                              ARTIFICIAL LIFE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Artificial Life, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of information and footnotes required by generally accepted accounting principles for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The consolidated financial statements include the accounts of the Company, and it's wholly owned subsidiaries: Artificial Life Ventures, Inc. ("Artificial Life Ventures"), Artificial Life USA, Inc. ("Artificial Life USA"), Artificial Life Mobile Computing, Inc. ("Artificial Life Mobile Computing") and Artificial Life Asia Limited ("Artificial Life Asia"). All significant inter-company balances and transactions have been eliminated in consolidation.

Operating results for the six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

The financial information included in this report has been prepared in conformity with the accounting policies reflected in the financial statements included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

During the three months eneded June 30, 2005 the Company entered into an agreement with a major Asian mobile telecommunications provider. The agreement provides for revenues consisting of an exclusivity fee which has been recognized in the current quarter. In addition, the Company is to receive minimum guaranteed revenues over a six-month period, and this revenue will be recorded over the period of the agreement. The telecommunications provider has also agreed to incur a minimum of approximately $220,000 in directly marketing the Company's products. In accordance with SEC Staff Accounting Bulletin 104, the Company has not recorded the advertising benefit it is receiving from the telecom as either revenue or expense.

In the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements for the three and six-months ended June 30, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $328,915 for the three-month period ended June 30, 2005, and has a stockholders' deficit and a working capital deficiency of $1,797,792 and $1,911,759, respectively, at June 30, 2005.

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

2. STOCK BASED COMPENSATION AND EARNINGS PER SHARE

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock-based employee compensation plans. Accordingly, no compensation expense has been recognized for options granted to employees at fair market value. 100,000 options granted in the three-month period ended June 30, 2003 expired on May 13, 2005 and 40,000 options granted in the three-month period ended December 31, 2004 expired in the three-month period ended June 30, 2005 due to employee resignations. There were 300,000 options granted to the chief executive officer, 500,000 options granted to 3 directors and 625,000 options granted to 6 employees during the 3-month period ended June 30, 2005. 200,000 warrants were granted to a director in the three-month period ended June 30, 2005. There were no options or warrants issued to employees during the six months ended June 30, 2004.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation to its stock-based employee plans.

                                                             Three Months                        Six Months
                                                            Ended June 30,                     Ended June 30,
                                                    ------------------------------   -------------------------------
                                                         2005            2004               2005             2004
                                                     ------------  -------------      ----------------  ------------
Net loss, as reported                                $  (328,915)    $ (214,430)         $  (638,456)   $  (398,283)
Deduct: Total stock-based employee
compensation expense determined
under fair value based method                           (305,500)             --            (305,500)             --
                                                     ------------    -----------         ------------   ------------
--------------

Pro forma net loss                                   $  (634,415)    $ (214,430)         $  (943,956)   $  (398,283)
                                                     ============    ===========         ============   ============
Loss per share:

                  Basic - as reported                $     (0.01)    $    (0.01)         $     (0.03)   $     (0.02)
                                                     ============    ===========         ============   ============

                  Basic - pro forma                  $     (0.03)    $    (0.01)         $     (0.04)   $     (0.02)
                                                     ============    ===========         ============   ============

The fair value of options was determined using the Black-Scholes Option Pricing model with the following assumptions: volatility 123%, no dividend yield, risk free interest rate of 3.35% and an expected life of 1 year.

3    NET LOSS PER SHARE

Basic net loss per share is calculated based on the weighted average number of common shares outstanding for the three month and six month periods ended June 30, 2005. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. Basic and diluted net loss per share are the same for the three and six months ended June 30, 2005 and 2004 since the effect of inclusion of all outstanding options and warrants would be anti-dilutive.

4. INCOME TAXES

There is no provision for income taxes for the three and six months ended June 30, 2005. During the six months ended June 30, 2005, the Company reported a net loss of $638,456 and at December 31, 2004, the Company had approximately $24,000,000 of federal and state net operating loss carry forwards expiring through 2022 and 2006, for U.S. income tax purposes. The net operating loss carry forwards may be subject to annual limitations based on ownership changes in the Company's common stock as provided by in Section 382 of the Internal Revenue Code. At December 31, 2004 approximately $1,500,000 of net operating loss carryforwards were available for Hong Kong income tax purposes that may be carried forward indefinitely.

5. ADVANCES FROM SHAREHOLDERS

At June 30, 2005 the Company owed its chief executive officer $477,213 which reflected an increase of $9,794 during the three months then ended. Interest of $5,889 and salary of $12,500 were accrued and $8,595 was repaid during the three months ended June 30, 2005.

The remaining advances bear interest at a rate of 5% per year and are unsecured. On April 1, 2005, the chief executive officer terminated his loan agreement. The amount of $467,419 is to be repaid by October 1, 2005, unless the chief executive officer agrees to a renewal of the loan on or before this date.

On April 6, 2005, a shareholder and director of the Company advanced $25,000 to the Company. This advance bears interest at a rate of 8% per year, is unsecured and is due on March 31, 2006.

In April 2005, the Company entered into a short-term loan agreement with a stockholder. The loan was for $18,000 and was originally due on June 30, 2005. On June 30, 2005, advances of $106,000 representing this and 3 other loans from the stockholder were extended through September 30, 2005. These loans bear interest at a rate of 5% per year and are unsecured. On June 30, 2005, a convertible loan of $25,000 from the same stockholder was extended through September 30, 2005. This loan bears interest at a rate of 5% per year and is unsecured.

6. SEGMENT INFORMATION

The Company markets and supports "intelligent software robots," software programs and applications, mobile phone games and applications and related intellectual property. The products target web applications as well as mobile phone platforms. Products have the form of applications as well as enabling technology for the Internet and mobile devices. The Company believes that it currently operates in one main business segment: intelligent agents/smart bots for Internet and mobile platforms.

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

8. SALES OF COMMON STOCK

On April 1, 2005, the Company sold 17,000 shares of common stock in connection with a private placement. The total proceeds to the Company were $10,540.

On April 14, 2005, the Company issued 50,000 shares of common stock upon the exercise of options issued in 2004. The total proceeds to the Company were $5,000.

On April 25, 2005, the Company sold 166,667 shares of common stock in connection with a private placement. The total proceeds to the Company were $50,000.

On May 6, 2005, the Company sold 100,000 shares of common stock in connection with a private placement. The total proceeds to the Company were $30,000.

On May 13, 2005, the Company issued 50,000 shares of common stock upon the exercise of options issued in 2003. The total proceeds to the Company were $7,500.

On May 25, 2005, the Company sold 127,120 shares of common stock in connection with a private placement. The total proceeds to the Company were $75,001.

On June 21, 2005, the Company sold 1,000,000 shares of common stock and paid $50,000 commission in connection with a private placement. The net proceeds to the Company were $450,000.

9. RELATED PARTY TRANSACTIONS

The Company executed a license agreement in the third quarter of 2004 and augmented in the second quarter of 2005 with Intelligent Property Ltd., U.K. The agreed aggregate commercial transaction until the first quarter of 2005 was $194,480 and the aggregate transaction in the second quarter of 2005 was $42,500. A director and minority stockholder (approximately 2% of equity) of the Company is also a minority stockholder of Intelligent Property with a 3% equity interest.

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

INTRODUCTION

OVERVIEW

In the first quarter of 2005 the Company was active with the preparation and the execution of the roll out of its main new 3G products with several telecom operators in Asia and Europe. Further new 3G products such as a 3G Virtual Disco and a 3G Virtual News Reporter have been completed and offered to operators.

In the second quarter these activities continued and expanded as the Company signed an agreement with Taiwan Mobile Ltd., Taiwan, to roll out its 3G products in Taiwan. In accordance with this agreement, the Company received an exclusivity fee which has been recognized in the current quarter. In addition, the Company is to receive minimum guaranteed revenues over a six-month period, and this revenue will be recorded over the period of the agreement. The telecommunications provider has also agreed to incur a minimum of approximately $220,000 in directly marketing the Company's products.

The Company is currently developing additional innovative mobile products (mainly 2G, 2.5G and 3G entertainment and business applications) especially for the Asian and European markets. Even though several of these new products and services have already successfully been launched, there can be no guarantee that these new products and services will contribute substantially to future revenues of the Company.

Revenues for the quarter ended June 30, 2005 were $81,579 as compared to $59,640 for the quarter ended June 30, 2004, an increase of 37%. The increase in revenues is mainly due to increased mobile license sales.

For the quarter ended June 30, 2005 we reported a net loss of $328,915 as compared to $214,430 for the second quarter of 2004. The increase of $114,485 or 53% is mainly due to new hires and other costs incurred by the general business expansion.

As of June 30, 2005, we had total assets of $645,565 and total liabilities of $2,443,357. As of June 30, 2005, current assets were $531,598 as compared to $183,104 at March 31, 2005, and current liabilities were $2,443,357 as compared to $2,408,250 at March 31, 2005.

Net new funds raised in the second quarter of 2005 were $628,041.

There were 26 full time employees as of June 30, 2005. The Company also hires temporary staff and interns to support its operations.

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

Our accumulated losses have severely impacted our liquidity and cash position which, in turn, have significantly impeded our ability to fund our operations in the past. Consequently, in connection with our Annual Reports on Form 10-K (Q) and 10-KSB (QSB) for the fiscal years ended December 31, 2003 and 2004 the opinion of our independent registered public accountants stated that there was substantial doubt about our ability to continue as a going concern. The aggregated losses since 1998 amount to $32,284,721 through the end of the second quarter of 2005.

To further improve the generation of revenues from the roll out of our mobile technology, we are seeking additional financing to increase liquidity and capital resources. If we are unable to obtain additional financing, this will have a material adverse effect on our business.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

REVENUES: Revenues for the quarter ended June 30, 2005 were $81,579 as compared to $59,640 for the quarter ended June 30, 2004. The increase of revenues of $21,939 or 37% was mainly due to the increase of product license fees for our mobile services and service fees.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consist of salary and administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the quarter ended June 30, 2005 were $115,188 as compared to $90,085 for the quarter ended June 30, 2004. The increase of $25, 103 was primarily due to increases in personnel and general administrative costs.

ENGINEERING AND COST OF SALES: These costs generally consist of salary, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Engineering expenses for the quarter ended June 30, 2005 were $211,482 as compared to $115,956 for the quarter ended June 30, 2004. The increase of $95,526 was primarily due to an increase in personnel.

RESEARCH & DEVELOPMENT: Research and development expenses are similar in nature to engineering expenses, but they relate to products in their initial stage and are anticipated to generate revenue at a later date. Research and development expenses for the quarter ended June 30, 2005 were $26,128 as compared to $23,437 for the quarter ended June 30, 2004. The increase of $2,691 was mainly due to extended testing .

SALES AND MARKETING: Sales and marketing expenses consist of salary expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expense, traveling and public relations activities. Sales and marketing expenses for the quarter ended June 30, 2005 were $50,365 as compared to $76,017 for the quarter ended June 30, 2004. The decrease of $25,652 was primarily due to decrease of marketing activities in Europe during the quarter.

OTHER INCOME (EXPENSES): Other income (expenses) are income and expenses that were not generated from normal business activities. Other income (expense) for the quarter ended June 30, 2005 was ($7,331) as compared to $31,425 for the quarter ended June 30, 2004. The variance of $38,756 was primarily of the extinguishment of account payable pursuant to a settlement agreement with a vendor in 2004.

NET LOSS: As a result of the foregoing, the net loss for the quarter ended June 30, 2005 was $328,915 as compared to a loss of $214,430 for the quarter ended June 30, 2004. The increase in the net loss is mainly due to the general expansion of business activities, new staff and higher marketing expenses. The basic and diluted net loss per share for the first quarter of 2005 was $0.01 as compared to $0.01 for the quarter ended June 30, 2004.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

REVENUES: Revenues for the six month period ended June 30, 2005 were $208,594 as compared to $69,330 for the six month period ended June 30, 2004. The increase of $139,264 was primarily due to revenue generated from product licenses for our mobile services and service fees.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consist of salary expenses of administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the six month period ended June 30, 2005 were $216,052 as compared to $170,110 for the six month period ended June 30, 2004. The increase of $45,942 was due primarily to an increase in personnel and general administrative costs.

ENGINEERING AND COST OF SALES: These costs generally consist of salary, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Engineering expenses for the six month period ended June 30, 2005 were $434,507 as compared to $163,801 for the six month period ended June 30, 2004. The increase of $270,706 was primarily due to new personnel and the reallocation of human resources from research and development to engineering.

RESEARCH & DEVELOPMENT: Research and development expenses are similar in nature to engineering expenses, but they relate to products in their initial stage and are anticipated to generate revenue at a later date. Research and development expenses for the six month period ended June 30, 2005 were $51,499 as compared to $45,340 for the six month period ended June 30, 2004. The increase of $6,159 was primarily due to traveling expense and games testing expense in the second quarter.

SALES AND MARKETING: Sales and marketing expenses consist of salary and expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expense, traveling and public relations activities. Sales and marketing expenses for the six month period ended June 30, 2005 were $131,340 compared to $100,806 for the six month period ended June 30, 2004. The increase of $30,534 was primarily due to increased staff cost, travel and sales and marketing activities in Europe and Asia in the first quarter 2005.

OTHER INCOME (EXPENSES): Other income (expenses) are income and expenses that were not generated from normal business activities. Other income (expense) for the six month period ended June 30, 2005 was ($13,652) as compared to$12,444 for the six months ended June 30, 2004, and consisted primarily of interest expense in 2005 and the extinguishment of accounts payable pursuant to a settlement agreement with the vendor in 2004.

NET LOSS: The net loss for the six month period ended June 30, 2005 was $638,456 as compared to a loss of $398,283 for the six month period ended June 30, 2004. The generation of losses is mainly due to the resumption and extension of engineering and sales and marketing activities. The basic and diluted net loss per share for the period ended June 30, 2005 was $0.03 as compared to $0.02 per share for the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of June, 2005, we had a working capital deficit of $1,911,759 and a stockholders' deficit of $1,797,792.

In order to fund our cash needs we have borrowed funds from time to time from our chief executive officer, Eberhard Schoeneburg. As of June 30, 2005 we owed our CEO an aggregate amount of $477,213, as compared to $467,419 at March 31, 2005. The advanced funds bear interest at a rate of 5% per year, are unsecured and are due with 6 months notice. On April 1, 2005, the chief executive officer terminated his loan agreement. The amount of $467,419 is to be repaid by October 1, 2005, unless the chief executive officer agrees to a renewal of the loan on or before this date.

As of the date of this report, management is evaluating the effect the revenue and marketing agreement signed with Taiwan Mobile Ltd. during the three months ended June 30, 2005 will have on future liquidity and capital resources.

During the three months ended June 30, 2005 the Company received $628,041 from sales of newly issued stock.

Contractual obligations at June 30, 2005 are as follows:

                                                               Total        Less than 1 year      1 - 3 years
                                                         ------------- ---------------------     -------------
          Operating Leases                                  $   79,980         $   63,138         $   16,842
          Note payable, officer/stockholder                    477,213            477,213                 --
          Short term loans payable to stockholders             156,000            156,000                 --
                                                            ----------         ----------         ----------
                                                            $  713,193         $  696,351         $   16,842
                                                               =======            =======            =======

         ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report ("Evaluation Date"), the Company's management concluded its evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of the Evaluation Date, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company's reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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


ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 1, 2005, the Company sold 17,000 shares of common stock in connection with a private placement. The total proceeds to the Company were $10,540.

On April 14, 2005, the Company issued 50,000 shares of common stock upon the exercise of options issued in 2004. The total proceeds to the Company were $5,000.

On April 25, 2005, the Company sold 166,667 shares of common stock in connection with a private placement. The total proceeds to the Company were $50,000.

On May 6, 2005, the Company sold 100,000 shares of common stock and issued 100,000 shares of stock options to the same individual in connection with a private placement. The total proceeds to the Company were $30,000.

On May 13, 2005, the Company issued 50,000 shares of common stock upon the exercise of options issued in 2003. The total proceeds to the Company were $7,500.

On May 25, 2005, the Company sold 127,120 shares of common stock in connection with a private placement. The total proceeds to the Company were $75,001.

On June 21, 2005, the Company sold 1,000,000 shares of common stock, issued to an individual and a corporation 250,000 shares of stock options each and paid $50,000 commission in connection with a private placement. The net proceeds to the Company were $450,000.


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

                              ARTIFICIAL LIFE, INC.

                                             /s/ Eberhard Schoeneburg
Date: August 15, 2005                By:_____________________________________

                                     Name:  Eberhard Schoeneburg
                                     Title: Chief Executive Officer and
                                            Principal Financial Officer