Form 10QSB
period 2005-09-30
ARTIFICIAL LIFE INC
filed 2005-11-14
CIK 1070361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State the number of shares of each of the Issuer's classes of common equity, as of the latest practicable date: As of November 4, 2005, there were 26,209,618 shares of Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [_] No [X]

                              ARTIFICIAL LIFE, INC.

              INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE
                        QUARTER ENDED September 30, 2005

                                                                                               PAGE
                                                                                               ----
                          PART I-FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheet at September 30, 2005.............................3
         Condensed Consolidated Statements of Operations for the
             Three Months and Nine Months Ended September 30, 2005 and September 30, 2004.......4
         Condensed Consolidated Statements of Cash Flows for the Nine Months
             Ended September 30, 2005 and September 30, 2004....................................5
              Notes to Condensed Consolidated Financial Statements..............................6

Item 2 - Management's Discussion and Analysis ..................................................10

Item 3 - Controls and Procedures................................................................15

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings......................................................................16

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds............................16

Item 3 - Defaults Upon Senior Securities........................................................16

Item 4 - Submission of Matters to a Vote of Security Holders....................................16

Item 5 - Other Information......................................................................16

Item 6 - Exhibits...............................................................................17

Signatures......................................................................................17

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                              ARTIFICIAL LIFE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2005
                                   (UNAUDITED)

                                 ASSETS
Current assets:
Cash and cash equivalents                                                     $     40,851
Accounts receivable                                                                164,717
Prepaid expenses                                                                    15,000
                                                                              ------------
        Total current assets                                                       220,568
                                                                              ------------

Fixed assets:
Office equipment, net of accumulated depreciation of $6,578                          5,961
Computer equipment, net of accumulated depreciation of $43,770                      21,866
Leasehold improvements, net of accumulated depreciation of $45,390                  19,623
Office furniture, net of accumulated depreciation of $11,924                         6,849
                                                                              ------------
                                                                                    54,299
                                                                              ------------

Deposits and other assets                                                           47,146
                                                                              ------------

TOTAL ASSETS                                                                  $    322,013
                                                                              ============

        LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable                                                               $ 1,416,014
Note payable - officer/stockholder                                                 533,589
Short term loans payable to stockholders                                           156,000
Accrued expenses                                                                   355,523
                                                                              ------------
        Total current liabilities                                                2,461,126
                                                                              ------------

Stockholders' equity (deficit):
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding
Common stock, $.01 par value; 30,000,000 shares authorized,
         24,973,681 shares issued and outstanding                                  249,737
Additional paid-in capital                                                      30,256,769
Notes receivable from stockholders                                                (19,577)
Accumulated deficit                                                           (32,626,042)
                                                                              ------------
        Total stockholders' deficit                                            (2,139,113)
                                                                              ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   $    322,013
                                                                              ============

See accompanying notes to unaudited condensed consolidated financial statements.

                              ARTIFICIAL LIFE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         Three-month Period Ended               Nine-month Period Ended
                                              September 30,                          September 30,
                                              -------------                          -------------

                                             2005           2004                  2005        2004
Revenues:
Software license agreements            $     36,137    $     70,824          $    244,731    $    124,004
Application services and other                1,500            --                   1,500          16,150
                                       ------------    ------------          ------------    ------------
                                             37,637          70,824               246,231         140,154
                                       ------------    ------------          ------------    ------------
Operating expenses:
General and administrative                   95,782         124,847               311,834         294,957
Engineering and cost of sales               205,911         113,943               640,418         277,744
Research and development                     27,236          23,930                78,735          69,270
Sales and marketing                          40,511          76,730               171,851         177,536
                                       ------------    ------------          ------------    ------------
Total operating expenses                    369,440         339,450             1,202,838         819,507
                                       ------------    ------------          ------------    ------------
Loss from operations                       (331,803)       (268,626)             (956,607)       (679,353)
                                       ------------    ------------          ------------    ------------

Other income (expenses):
Foreign exchange loss                          (485)           (545)               (1,295)         (3,766)
Interest expense                             (9,223)         (8,420)              (22,206)        (33,161)
Other                                           190            --                     331          40,406
                                       ------------    ------------          ------------    ------------
                                             (9,518)         (8,965)              (23,170)          3,479
                                       ------------    ------------          ------------    ------------

Net loss                               $   (341,321)   $   (277,591)         $   (979,777)   $   (675,874)
                                       ============    ============          ============    ============

Basic and diluted net loss per share   $      (0.01)   $      (0.01)         $      (0.04)   $      (0.03)
                                       ============    ============          ============    ============
Weighted average basic and diluted
     shares outstanding                  24,973,681      21,791,454            24,101,293      19,783,818
                                       ============    ============          ============    ============


See accompanying notes to unaudited condensed consolidated financial statements

                              ARTIFICIAL LIFE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Nine-month Period Ended
                                                                                          September 30,
                                                                              ----------------------------------
                                                                                     2005                2004
Cash flows from operating activities:
Net loss                                                                      $  (979,777)           $  (675,874)
Adjustments to reconcile net loss to net cash used by
        operating activities:
Depreciation and amortization                                                      57,501                 33,419
Bad debt expense                                                                    6,460                     --
Interest expense accrued on advances
        from officer/stockholder                                                   18,242                 33,161
Salary accrued to officer/stockholder                                              37,500                 25,000
Increase in accounts receivable, trade                                            (98,516)               (79,258)
(Increase) decrease in prepaid expenses and other assets                          (17,592)                 9,980
Increase (decrease) in accounts payable and accrued expenses                       28,146               (140,377)
                                                                              -----------            -----------
Net cash used in operating activities                                            (948,036)              (793,949)
                                                                              -----------            -----------
Cash flows from investing activities:
Purchase of fixed assets                                                          (38,450)               (65,469)
                                                                              -----------            -----------
Net cash used in investing activities                                             (38,450)               (65,469)
                                                                              -----------            -----------
Cash flows from financing activities:
Proceeds from issuance of common stock, net                                       649,861              1,073,799
Advances from officer/stockholder                                                  52,261                 36,438
Payments on note payable - officer/stockholder                                    (24,214)              (148,418)
Proceeds from short-term loan payable to stockholder                               81,000                     --
Repayment of short-term loan payable to stockholder                                    --                (15,000)
                                                                              -----------            -----------
Net cash provided by financing activities                                         758,908                946,819
                                                                              -----------            -----------

Net (decrease)  increase in cash and cash equivalents                            (227,578)                87,401
Cash and cash equivalents at beginning of period                                  268,429                  3,333
                                                                              -----------            -----------
Cash and cash equivalents at end of period                                    $    40,851            $    90,734
                                                                              ===========            ===========

Supplemental disclosure of cash flow information:

Interest paid                                                                 $        --            $    44,949
                                                                              ===========            ===========
Supplemental disclosure of non-cash investing and financing activities:

Common stock issuances applied as a reduction of accounts payable             $     5,174            $        --
                                                                              ===========            ===========

Debt converted to common stock                                                $        --            $ 1,034,270
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

Operating results for the nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the year ending December 31, 2005. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company's annual Report on Form 10-KSB for the year ended December 31, 2004.

The financial information included in this report has been prepared in conformity with the accounting policies reflected in the financial statements included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

During the three months ended June 30, 2005 the Company entered into an agreement with a major Asian mobile telecommunications provider. The agreement provides for revenues consisting of an exclusivity fee which was recognized in the second quarter. In addition, the Company is to receive minimum guaranteed revenues over a six-month period, and this revenue will be recorded over the period of the agreement. The telecommunications provider has also agreed to incur a minimum of approximately $220,000 in directly marketing the Company's products. In accordance with SEC Staff Accounting Bulletin 104, the Company has not recorded the advertising benefit it is receiving from the telecom as either revenue or expense.

In the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements for the three and nine-months ended September 30, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $341,321 for the three-month period ended September 30, 2005, and has a stockholders' deficit and a working capital deficiency of $2,139,113 and $2,240,558, respectively, at September 30, 2005.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Management continues to pursue short-term borrowings and direct share placement opportunities to meet its anticipated liquidity needs. In addition, during the three months ended September 30, 2005, the Company's CEO injected $52,261 to fund the Company's operations and has agreed to postpone his claims for amounts owed to him by the Company.

2.   STOCK BASED COMPENSATION AND EARNINGS PER SHARE

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock-based employee compensation plans. Accordingly, no compensation expense has been recognized for options granted to employees at fair market value. 50,000 options granted in the three-month period ended September 30, 2001 expired on August 21, 2005. 117,833 and 235,294 options granted in the three-month periods ended September 30, 2002 and 2003, respectively, expired in August 2005. 20,000 options granted in the three-month period ended September 30, 2004 and 60,000 options granted in the three-month period ended December 31, 2004 expired in the three-month period ended September 30, 2005. There were no options or warrants issued to employees during the three months ended September 30, 2005.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation to its stock-based employee plans.

                                                     Three Months                       Nine Months
                                                  Ended September 30,              Ended September 30,
                                            ---------------------------------------------------------------
                                                 2005            2004               2005             2004
                                            -----------      -----------      -----------      -----------
Net loss, as reported                       $  (341,321)     $  (277,591)     $  (979,777)     $  (675,874)
Deduct: Total stock-based employee
compensation expense determined
under fair value based method                      --           (333,440)        (305,500)        (333,440)
                                            -----------      -----------      -----------      -----------

Pro forma net loss                          $  (341,321)     $  (611,031)     $(1,285,277)     $(1,009,314)
                                            ===========      ===========      ===========      ===========
Loss per share:

       Basic - as reported                  $     (0.01)     $     (0.01)     $     (0.04)     $     (0.03)
                                            ===========      ===========      ===========      ===========

       Basic - pro forma                    $     (0.01)     $     (0.03)     $     (0.05)     $     (0.05)
                                            ===========      ===========      ===========      ===========

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (R), "Share-Based Payment", which addresses the accounting for share-based payment transactions. SFAS No. 123 (R) eliminates the ability to account for share-based compensation transactions using APB 25, and generally requires instead that such transactions be accounted for and recognized in the statement of operations based on their fair value. SFAS No. 123 (R) will be effective for public companies that file as small business issuers as of the first interim period of the annual reporting period that begins after December 15, 2005. The Company is currently evaluating the provisions of this standard. Depending upon the number of and terms of options that may be granted in future periods, the implementation of this standard could have a significant impact on the Company's financial position and results of operations in future periods.

3.   NET LOSS PER SHARE

Basic net loss per share is calculated based on the weighted average number of common shares outstanding for the three month and nine month periods ended September 30, 2005 and 2004. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. Basic and diluted net loss per share are the same for the three and nine months ended September 30, 2005 and 2004 since the effect of inclusion of all outstanding options and warrants would be anti-dilutive.

4.   INCOME TAXES

There is no provision for income taxes for the three and nine months ended September 30, 2005. During the nine months ended September 30, 2005, the Company reported a net loss of $979,777 and at December 31, 2004, the Company had approximately $24,000,000 of federal and state net operating loss carry forwards expiring through 2022 and 2006, for U.S. income tax purposes. The net operating loss carry forwards may be subject to annual limitations based on ownership changes in the Company's common stock as provided by in Section 382 of the Internal Revenue Code. At December 31, 2004 approximately $1,500,000 of net operating loss carryforwards were available for Hong Kong income tax purposes that may be carried forward indefinitely.

5.   ADVANCES FROM SHAREHOLDERS

At September 30, 2005 the Company owed its chief executive officer $533,589 which reflected an increase of $56,376 during the three months then ended. Advances of $52,261 were injected, interest of $6,585 and salary of $12,500 were accrued and $14,970 was repaid during the three months ended September 30, 2005. The remaining advances bear interest at a rate of 5% per year and are unsecured.

On April 1, 2005, the chief executive officer terminated his loan agreement and $467,419 was to be repaid by October 1, 2005. On October 1, 2005, the chief executive officer extended his loan until sufficient funds for repayment are available.

On April 6, 2005, a shareholder and director of the Company advanced $25,000 to the Company. This advance bears interest at a rate of 8% per year, is unsecured and is due on Mach 31, 2006.

In April 2005, the Company entered into a short-term loan agreement with a stockholder. The loan was for $18,000 and was originally due on June 30, 2005. On June 30, 2005, advances of $106,000 representing this and 3 other loans from the stockholder were extended through September 30, 2005 and on September 30, 2005, the stockholder agreed to extend all these loans (totalling $131,000) through December 31, 2005. These loans bear interest at a rate of 5% per year and are unsecured.

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

8.   RELATED PARTY TRANSACTIONS

The Company executed a license agreement in the third quarter of 2004 and augmented in the second quarter of 2005 with Intelligent Property Ltd., U.K. The agreed aggregate commercial transaction through the first quarter of 2005 was $194,480. The aggregate transaction in the second quarter of 2005 was $42,500 and in the third quarter of 2005 was $15,000. A director and minority stockholder (approximately 2% of equity) of the Company is also a minority stockholder of Intelligent Property with a 3% equity interest.

9.   SUBSEQUENT EVENT

On October 12, 2005, the Company sold 1,235,937 shares of common stock in connection with a private placement. The total proceeds to the Company were $370,781.

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

INTRODUCTION

OVERVIEW

In the third quarter of 2005 the Company was mainly active with the preparation and the execution of the international roll out of its 3G products with several telecom operators in Asia and Europe. Due to the standard operating procedures of some of these telecom operators, the launch of some of the products has been delayed until the fourth quarter of 2005.

The Company is currently developing new 3G products, such as massive multi player mobile games. Detailed announcements of these activities will be released during the fourth quarter of 2005.

The Company is also in talks with several global media and game companies to license and cross-license intellectual properties.

Even though several of the new products and services have already successfully been launched, there can be no guarantee that these new products and services will contribute substantially to future revenues of the Company.

In the second quarter these activities continued and expanded as the Company signed an agreement with a major Asian mobile telecommunications provider to roll out its 3G products in Taiwan. In accordance with this agreement, the Company received an exclusivity fee which was recognized in the second quarter. In addition, the Company is to receive minimum guaranteed revenues over a six-month period, and this revenue will be recorded over the period of the agreement. The telecommunications provider has also agreed to incur a minimum of approximately $220,000 in directly marketing the Company's products.

For the quarter ended September 30, 2005 we reported a net loss of $341,321 as compared to $277,591 for the third quarter of 2004. The increase of $63,730 or 23% is mainly due to new hires and other costs incurred by the general business expansion.

As of September 30, 2005, we had total assets of $322,013 and total liabilities of $2,461,126. As of September 30, 2005, current assets were $220,568 as compared to $531,598 at June 30, 2005, and current liabilities were $2,461,126 as compared to $2,443,357 at June 30, 2005.

There were 33 full time employees as of September 30, 2005. The Company also hires temporary staff and interns to support its operations.

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

Our accumulated losses have severely impacted our liquidity and cash position which, in turn, have significantly impeded our ability to fund our operations in the past. Consequently, in connection with our Annual Reports on Form 10-KSB
(QSB) for the fiscal years ended December 31, 2003 and 2004, the opinion of our independent registered public accountants stated that there was substantial doubt about our ability to continue as a going concern. The aggregated losses since 1998 amount to $32,626,042 through the end of the third quarter of 2005.

To further improve the generation of revenues from the roll out of our mobile technology, we are seeking additional financing to increase liquidity and capital resources. If we are unable to obtain additional financing, this will have a material adverse effect on our business.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

REVENUES: Revenues for the quarter ended September 30, 2005 were $37,637 as compared to $70,824 for the quarter ended September 30, 2004. The decrease of revenues of $33,187 or 47% was mainly due to the delays of product launch due to operating procedures of telecom operators.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consist of salary and administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the quarter ended September 30, 2005 were $95,782 as compared to $124,847 for the quarter ended September 30, 2004. The decrease of $29,065 was primarily due to savings in traveling and general administrative costs.

ENGINEERING AND COST OF SALES: These costs generally consist of salary, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Engineering expenses for the quarter ended September 30, 2005 were $205,911as compared to $113,943 for the quarter ended September 30, 2004. The increase of $91,968 was primarily due to an increase in personnel.

RESEARCH & DEVELOPMENT: Research and development expenses are similar in nature to engineering expenses, but they relate to products in their initial stage and are anticipated to generate revenue at a later date. Research and development expenses for the quarter ended September 30, 2005 were $27,236 as compared to $23,930 for the quarter ended September 30, 2004. The increase of $3,306 was mainly due to extended testing.

SALES AND MARKETING: Sales and marketing expenses consist of salary expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expense, traveling and public relations activities. Sales and marketing expenses for the quarter ended September 30, 2005 were $40,511 as compared to $76,730 for the quarter ended September 30, 2004. The decrease of $36,219 was primarily due to eliminating of sub-contracting fee to a director and decrease of marketing expenses during the quarter.

OTHER INCOME (EXPENSES): Other income (expenses) are income and expenses that were not generated from normal business activities. Other income (expense) for the quarter ended September 30, 2005 was ($9,518) as compared to ($8,965) for the quarter ended September 30, 2004. The variance of ($553) was mainly due to increased loan interest.

NET LOSS: As a result of the foregoing, the net loss for the quarter ended September 30, 2005 was $341,321 as compared to a loss of $277,591 for the quarter ended September 30, 2004. The increase in the net loss is mainly due to the decrease of product license fees for our mobile services due to telecom operator delays and an increase in personnel. The basic and diluted net loss per share for the third quarter of 2005 was $0.01 as compared to $0.01 for the quarter ended September 30, 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

REVENUES: Revenues for the nine month period ended September 30, 2005 were $246,231 as compared to $140,154 for the nine month period ended September 30, 2004. The increase of $106,077 was primarily due to revenue generated from product licenses for our mobile services and service fees.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consist of salary expenses of administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the nine month period ended September 30, 2005 were $311,834 as compared to $294,957 for the nine month period ended September 30, 2004. The increase of $16,877 was due primarily to an increase in general administrative costs.

ENGINEERING AND COST OF SALES: These costs generally consist of salary, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Engineering expenses for the nine month period ended September 30, 2005 were $640,418 as compared to $277,744 for the nine month period ended September 30, 2004. The increase of $362,674 was primarily due to new personnel and the reallocation of human resources from research and development to engineering.

RESEARCH & DEVELOPMENT: Research and development expenses are similar in nature to engineering expenses, but they relate to products in their initial stage and are anticipated to generate revenue at a later date. Research and development expenses for the nine month period ended September 30, 2005 were $78,735 as compared to $69,270 for the nine month period ended September 30, 2004. The increase of $9,465 was primarily due to games testing expense in the third quarter.

SALES AND MARKETING: Sales and marketing expenses consist of salary and expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expense, traveling and public relations activities. Sales and marketing expenses for the nine month period ended September 30, 2005 were $171,851 as compared to $177,536 for the nine month period ended September 30, 2004. The decrease of $5,685 was primarily due to decreased travel and marketing expenses in the third quarter 2005.

OTHER INCOME (EXPENSES): Other income (expenses) are income and expenses that were not generated from normal business activities. Other income (expense) for the nine month period ended September 30, 2005 was ($23,170) as compared to ($3,479) for the nine months ended September 30, 2004, and consisted primarily of interest expense in 2005 and the extinguishment of accounts payable pursuant to a settlement agreement with the vendor in 2004.

NET LOSS: The net loss for the nine month period ended September 30, 2005 was $979,777 as compared to a loss of $675,874 for the nine month period ended September 30, 2004. The generation of losses is mainly due to the resumption and extension of engineering and sales and marketing activities. The basic and diluted net loss per share for the period ended September 30, 2005 was $0.04 as compared to $0.03 per share for the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As of September, 2005, we had a working capital deficit of $2,240,558 and a stockholders' deficit of $2,139,113.

In order to fund our cash needs we have borrowed funds from time to time from our chief executive officer, Eberhard Schoeneburg. As of September 30, 2005 we owed our CEO an aggregate amount of $533,589, as compared to $477,213 at June 30, 2005. The advanced funds bear interest at a rate of 5% per year, are unsecured and are due with 6 months notice. On April 1, 2005, the chief executive officer terminated his loan agreement. The amount of $467,419 is to be repaid by October 1, 2005, unless the chief executive officer agrees to a renewal of the loan on or before this date. On October 1, 2005, the chief executive officer extended his loan until sufficient new funding for pay back is available.

As of the date of this report, management is evaluating the effect the revenue and marketing agreement signed with the Asian mobile telecommunications provider during the three months ended June 30, 2005 will have on future liquidity and capital resources.

Contractual obligations at September 30, 2005 are as follows:

                                                         Total        Less than 1 year      1 - 3 years
                                                      ----------      ----------------      -----------
    Operating leases                                  $   58,810        $   53,196           $    5,614
    Note payable, officer/stockholder                    533,589           533,589                   --
    Short term loans payable to stockholders             156,000           156,000                   --
                                                      ----------        ----------           ----------
                                                      $  748,399        $  742,785           $    5,614
                                                      ==========        ==========           ==========

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

On September 5, 2001 Copley Place Associates filed suit against the Company alleging that the Company breached its commercial lease by vacating its former Boston, Massachusetts corporate headquarters prior to the expiration of the lease term. Copley Place Associates has alleged damages of approximately $585,000 and the court granted their motion for summary judgment on March 4, 2002. Damages assessed by the court in July 2002 have confirmed the summary judgment. The Company has offered Copley Place Associates a complete settlement of the matter for $50,000 and Copley Place Associates counter-offered $100,000. No final settlement has been achieved. The Company has accrued $100,000 in connection with this matter.

In connection with the claims of $115,000 for certain unpaid wages and vacation pay made by former employees of its former U.S. operations in 2002, the Company received a summary judgment from the Commonwealth of Massachussetts and has accrued $108,000 representing the potential liability for these asserted claims. In January 2005 the Company received a court claim and a default judgment from the pending cases against some of these former US employees. The Company has filed a counter claim and a motion to void the default judgment. The company currently has not increased its liabilities as it believes it can defend its claims and support its counterclaim. The issue is still pending.

It is possible that we may become a party to legal proceedings arising from the settlement of our outstanding liabilities.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

                                              ARTIFICIAL LIFE, INC.

                                                   /s/ Eberhard Schoeneburg
Date: November 14, 2005                       By:______________________________
                                              Name:  Eberhard Schoeneburg
                                              Title: Chief Executive Officer and
                                                     Principal Financial Officer