Form 10KSB
period 2005-12-31
ARTIFICIAL LIFE INC
filed 2006-03-31
CIK 1070361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
                                       OR
     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

As of March 23, 2006, the Registrant had 30,932,160 shares of Common Stock outstanding.

The aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq OTC Market System, of voting stock held by non-affiliates of the Registrant on March 23, 2006 was approximately $30,805,244.

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

Since 2003 we provide leading edge entertainment products, games and technologies for the latest 2nd and 3rd generation (2G and 3G) telecommunications devices and mobile phones. In December 2004 we won the global Best Mobile Game Award by Ericsson and in March 2005 the Hong Kong Digital Entertainment Excellence Award for the Best Mobile Entertainment Product.

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

INDUSTRY BACKGROUND

We have developed our ALife SmartBot(TM) products and product suites to assist in solving problems relating to information retrieval, Web navigation, customer self-help, self-service applications and direct marketing on the Internet as well as wealth building and investment portfolio management. Since 2002 we have enhanced our web technology and since 2003 we are able to also serve and handle a wide variety of mobile devices and mobile phones with a focus on leading edge 3G network applications and devices. Some of our products are designed to even allow communication in natural language and to respond "intelligently" and human like using avatar interfaces to a user's command or inquiry, and in some cases, to even act autonomously.

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

PRODUCTS

Artificial Life, Inc. currently offers the following main products released in 2005:

Mobile Products

"V-Girl(TM) - your virtual girlfriend" Vol I

During 2004 and 2005 we have developed and released several products for 3G mobile services. Our flagship product is "V-Girl(TM) - your virtual girlfriend" Vol I a highly interactive game for 3G phones. This product has won several major media awards such as the Best Mobile Game Award by Ericsson in December 2004 and the Hong Kong Digital Entertainment Excellence Award in March 2005 as the Best Mobile Entertainment Software. The product has received immediate global media attention after its release. It has been prominently featured and covered by dozens of TV stations around the globe and hundreds of major newspapers and magazines.

V-Girl(TM) is a very unique and innovative mobile entertainment product. It is based on thousands of high quality 3 dimensional animations and short interactive animated video clips of several virtual girls. The virtual characters "live" in a 3 dimensional animated world accessible only on mobile phones. Players can interact with the V-Girls through real time chat and several interactive game functions and dozens of build in mini games.

V-Girl(TM) is also based on a simulated real time calendar and real time events and features. Players have to interact with the virtual character to achieve access to higher levels of the game. For corporate partners and clients we offer sophisticated product placement opportunities within the game.

As of March 2006 V-Girl(TM) has been launched in Hong Kong, Taiwan, Malaysia and Brunei and is scheduled for launch in several more countries globally during 2006. V-Girl(TM) is also available in scaled down versions for 2.5G and 2.75G networks.

More details about the product are available at: WWW.V-GIRL.COM
                                                 --------------

"V-boy(TM) - your virtual boyfriend"

The V-boy product is similar in concept and user experience to the V-girl product however it targets more the younger female audiences. Technically it is even more advanced then the V-girl product as it uses full scale motion capture data and motion capture technology to enhance the visual animations of the virtual characters in the game to make their appearance even more human like.

More details about this product are available at: WWW.VIRTUAL-BOYS.COM
                                                  --------------------

V-disco(TM)

Our V-disco is another highly innovative 3G mobile application. Users of the V-disco can watch and create 3D dancing avatar animations that match certain songs. The V-disco therefore provides not only a high functionality for listening to modern music on a phone but also allows the users to interactively create sophisticated animations matching the selected songs. The user created animations can also be shared with other users or friends.

More details about the product are available at: WWW.V-DISCO.COM
                                                 ---------------

V-penguins(TM)

The virtual penguin game is the first massive multi player game we have designed and developed. The game is also available as a single player game. The virtual penguin game mimics the life of the famous Emperor penguins in the Antarctica. Players take on the role of penguins and have to find mates, breed and hatch eggs and survive in the hostile environment. In the multi player version players can interact or compete with each other in raising as many chicks as possible.

More details about the product are available at: WWW.V-PENGUINS.COM
                                                 ------------------

ALIFE - SMARTENGINE MOBILE PLATFORM (SEMP):

In 2003 we developed a next generation mobile technology platform called SmartEngine Mobile Platform (SEMP) for 2G and 3G phones and mobile devices. The technology was first launched in February 2004 with a major Hong Kong operator and was rolled out in several other countries in 2005. The SEMP is continuously being developed further to allow the serving of new upcoming phone types and other platforms such as Brew.

The SEMP allows the use of interactive intelligent agents and interactive video applications on mobile devices such as 2G or 3G phones or personal digital assistants.

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

All our current 3G mobile products are based on the SEMP platform.

INTERNET PRODUCTS

Artificial Life, Inc. has developed several other major Internet based products. We are still offering these to potential clients, however, the sale and development of these products is no longer part of our core business activities.

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

CONSULTING AND PRODUCT SERVICES

We provide consulting and custom specific project and product development services either directly or by utilizing the resources of partners, resellers and consultants. In addition, we provide support for the creation and maintenance of our mobile products and upon request customer specific back-office tools for analyzing client profiles gathered by our bots either ourselves or through our partners and resellers.

BUSINESS STRATEGY

In 2003 we developed several new products and technologies and re-focused our efforts towards developing and selling applications for mobile communication devices. Our target markets are mostly Asia and Europe. Since 2004 the Company has become a leading provider of content, intelligent applications and technology for mobile devices with a strong focus on 3G network applications by winning the global Best Mobile Game Award.

With the successful release of a series of leading edge 3G entertainment products such as "V-Girl(TM) - your virtual girlfriend", V-boy(TM) - your virtual boyfriend, V-disco(TM) and Virtual Penguins(TM) we started targeting specifically the global 3G network operators and the countries in which 3G networks have been launched or are currently being launched. We expect this to be our main focus for 2006 and 2007.

Our business strategy for 2006 and 2007 is to roll out our new products and services and to co-operate with global as well as local channel partners and resellers in Asia, Europe and the USA, such as telecommunication operators and major content aggregators and media companies including The Walt Disney Company, to attract a larger number of end users and clients for our products and services.

We continue to work towards becoming a worldwide leader for 3G mobile games and applications and technology. To achieve this objective, our strategy includes the following key elements:

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

ESTABLISHING OF M-COMMERCE PORTAL: To be more independent from third party providers, resellers and operators we believe that establishing an m-commerce website which allows end users to purchase products directly from us is a key strategic component. Therefore we plan to launch a general m-commerce portal for most of our products in the second quarter of 2006.

PARTNERSHIP WITH MEDIA COMPANIES: We have just signed a major publishing agreement with The Walt Disney Company for the USA, Canada and the UK. The co-operation with such global media companies allows us to use their client base as well as their content. We will pursue similar publishing agreements with other media companies in the future.

FUTURE PRODUCT ENHANCEMENT

Through all of 2005 we have expanded our R&D efforts essentially to develop more leading edge 3G products and to customize and localize our products for the target markets and to develop new mobile computing server technologies. We intend to continue these efforts to achieve our goal of becoming the leader in mobile games for 3G networks. R&D expense for 2004 and 2005 was approximately $110,000 and $104,000, respectively.

MARKETING AND SALES

We are currently selling and marketing our products through a variety of methods and channels, including but not limited to direct sales, distribution and channel agreements, strategic relationships and third party providers and plan to continue to do so going forward. We believe that partner networks and strategic relationships, such as our co-operation with The Walt Disney Company, and alliances especially in Asia and Europe provide an effective means of entering targeted vertical markets while targeted direct sales are instrumental for obtaining large, must-have clients. It is our belief that this strategy will provide a cost effective means of achieving maximum exposure for our products and services.

In 2005 two European customers generated 82% of total revenues.

STRATEGIC ALLIANCES AND JOINT VENTURES

In the BENELUX countries we partner with MBE Mercier and ThinkBusiness BVBA in Brussels, Belgium, and with Mobile Digital Media B.V., in Amsterdam, Holland.

In 2003 we signed a partnership and reseller agreement with Ericsson Hong Kong for the mobile phone industry. This partnership was extended to a global co-operation with Ericsson in 2004.

In 2004 we signed up Cape Town based Maxiwise Ltd. in South Africa as a reseller for Africa and Spinova Ltd. for the North African countries.

In 2005 we signed reseller and distribution agreements with several major telecommunications operators in Asia such as Hutchison 3 in Hong Kong, Taiwan Mobile in Taiwan, Singtel in Singapore, Maxis in Malaysia and B-Mobile in Brunei. We expect to sign up more operators in several more countries during the coming months and years.

In early 2006 we signed a major and exclusive publishing agreement with The Walt Disney Company for our V-girl(TM) and V-boy(TM) games.

Furthermore, we are constantly evaluating additional strategic potential alliances with companies in Hong Kong, Taiwan, Singapore, Peoples Republic of China, Japan, Korea, the United States of America, Europe, and South East Asia for marketing and re-selling our products and applications.

PRODUCT DEVELOPMENT

In 2003 we pursued certain R&D efforts, mainly to customize and localize our products to the Asian markets and to make them available on mobile communications platforms. As a result of these efforts, we have released and are continuously improving our SmartEngine Mobile Platform(TM) (SEMP) for the deployment of 3G and other mobile applications. During 2004 and 2005 we developed our current flagship V-Girl(TM) and other sub-modules of V-Girl(TM), including our V-boy(TM), V-disco(TM) and Virtual Penguins(TM) products that we released in 2005.We intend to further adapt and improve our technology through in-house R&D efforts in the coming months and years. To date we have not generated any major revenues from these efforts and there can be no guarantee that we will be able to generate substantial revenues from sales of these new products.

COMPETITION

The market for most of our products and services is still emerging and constantly evolving. Competition may intensify as the markets mature and more established software companies may become increasingly involved. Barriers to market entry may be considered as relatively insubstantial. However, we believe that the principal competitive factors for companies seeking to become involved in the software robot and intelligent agent mobile applications business are our core technology, delivery methods and platforms, a leading edge technology, a global brand recognition for our flagship games, and the ease of use and integration in existing environments and legacy systems.

We use our core technology, the ALife-SmartEngine(TM) and SEMP, in a wide variety of business areas but mostly in the 3G network business. Although we have not yet identified any direct competitors in exactly the same areas in which we are active, companies that have overlapping activities and therefore could potentially be regarded as our competition. Such firms include, among others, Active Buddy, Inc; Anthropics; Ask Jeeves; Autonomy, Inc.; Brightware, Inc.; Cybird; Digital Marketing Concepts, Inc.; eGain, Inc.; eAssist Global Solutions, Inc; Electronic Arts, Inc.; General Magic, Inc.; GK Intelligent Systems, Inc.; Green Tomato; Haptek, Inc.; Headpedal, Inc.; Intellix A/S; Kinetoscope, Inc.; Kiwi Logic AG; Microsoft Corporation; Netsage Corp.; Nintendo, Nuance, Inc.; Novomind AG; Pulse; Sega; Sony; SRA International, Inc. THQ, Inc. and Virtual Personalities, Inc. In addition, there is also certain free-ware available such as ALICE provided and supported by universities or non-profit organizations.

In the mobile area the following companies may be considered potential competitors even though none of them has - to our knowledge - yet produced any direct competing product to us: Bandai Networks Co., Ltd.; BANPRESTO Co., Ltd.; Capcom Co., Ltd; Com2uS Corp.; CYBIRD Co., Ltd.; Digital Chocolate, Inc.; Digital-Red Mobile Software Co., Ltd.; Eidos Interactive Ltd. (under SCi Entertainment Group); Electronic Arts, Inc.; Entaz Co., Ltd.; Gameloft GAMEVIL, Inc.; Glu Mobile; G-mode Co., Ltd.; iFone Ltd.; InfoSpace, Inc.; IN-FUSIO; I-Play (under Digital Bridges Limited); Jaleco Ltd.; JAMDAT Mobile Inc.; Konami Digital Entertainment, Inc.; KongZhong Corp.; Kuju Mobile; M DREAM Co., Ltd.;

MFORMA Group, Inc.; Mr. Goodliving Ltd. by RealNetworks, Inc.;Namco Networks America Inc.; Pearl-in-Palm Information Technology Ltd.; Player One Ltd.:
Reakosys, Inc.; Sammy Corp.; SEGA Mobile, division of SEGA Corporation; Square Enix Co., Ltd.; Square Enix, Inc.; Superscape Group plc; Taito Corp.; THQ Wireless Inc.; Tianjin Mammoth Technology Co., Ltd.

These lists may not be complete and may change and substantially increase over time. Some of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us. Such competitors are able to commit operating resources to product development and enhancement, engage in more thorough marketing campaigns for their products and services, be more aggressive from a pricing standpoint and make more attractive offers to potential employees and partners.

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

In 2001 we filed for three patent applications pertaining primarily to our core ALife-SmartEngine. However, in the second half of 2002 we decided to no longer maintain two of our patent applications out of cost considerations and because we believe that our current technology has been improved, modified and enhanced strongly since we first applied for the original patent applications. The continuous change of the technology markets and especially the fast moving mobile technology markets forces technology providers to continuously enhance and improve their technology on a timely and close to market basis.

EMPLOYEES

We adjusted our employment strategy and policy during the global market downturn in 2001 and 2002 to reduce cost and overhead expenses. In 2003 we slowly and carefully re-expanded and hired new employees and consultants. We also have maintained access to former employees to assist us on a contractual basis as we may require from time to time. As of December 31, 2004 we had 11 full time employees and contractually engaged 16 full time consultants. As of December 31, 2005 full time employees and contractual consultants were 30 and 7 respectively. We expect to substantially increase the number of employees in 2006.

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

MINIMAL REVENUES AND RECENT LOSSES; PERIOD TO PERIOD COMPARISONS; LIMITED OPERATING HISTORY; ANTICIPATION OF CONTINUED LOSSES. In the years ended December 31, 2004 and 2005 we incurred net losses of $945,809 and $1,684,449 respectively. Our limited operating history, our downsizing in the past years, our move to Asia in 2002 and our entry into the mobile business sector leads us to believe that period-to-period comparisons of our operating results are not meaningful and that the results for any period should not be relied upon as an indication of future performance. We face the risks and problems associated with pursuing a new business strategy in a new market and have a limited operating history on which to evaluate our future prospects. Such prospects should be considered in light of the risks, expenses and difficulties frequently encountered in marketing and supporting new products in a new and emerging industry and markets characterized by rapid technological change, a number of potential market entrants and changing competition. There can be no assurance that we will achieve or sustain significant revenues or become cash flow positive or profitable in the near future.

CORPORATE RESTRUCTURING AND NEED FOR ADDITIONAL FINANCING. Based on our substantial restructuring that commenced in the second quarter of 2001 and our ability to maintain stringent cost controls, we achieved profitability in the third and fourth quarters of 2001 and the first and second quarters of 2002, but faced severe liquidity shortfalls due to the insolvency of several clients in the third and fourth quarters of 2002. In 2003 we had only marginal revenues and substantial losses due to the resumption of R&D efforts and a stronger focus on new product developments for the mobile markets. In 2004 we started to sell some of our mobile products, however, the generated income was not high enough to cover the increased R&D efforts and product costs. In 2005 we were still mainly preoccupied with the development of new products and the first initial roll out activities in several countries with only minor revenue effect. Therefore, there can be no assurances that we will be able to obtain short term profits from operations. Our continued losses have severely impacted our liquidity and cash position in the past years.

In 2001, our founder and chief executive officer, Mr. Schoeneburg, advanced approximately $1,100,000 to the Company to cover our liquidity shortfalls. In 2002, 2003, 2004 and 2005, Mr. Schoeneburg advanced an additional $566,500, $325,359, $36,439 and $78,096, respectively, to the Company to provide liquidity for operations. We have not paid our chief executive officer his salary earned to date in 2001, 2002, 2003, 2004 and 2005 in the amounts of $319,435, $149,727,
$50,000, $37,500 and $50,000 respectively. In 2004 and 2005 the Company repaid $1,209,537 and $48,415, respectively (this includes the conversion of $1,000,000 of the advances into the Company's shares and the repayment of $85,263 loan interest in 2004) to Mr. Schoeneburg. The total amount remaining outstanding and payable to Mr. Schoeneburg at December 31, 2005 was $529,481. The advances bear interest at 5%, are unsecured and are due with 6 months notice.

Our current cash liquidity is still partly provided by our founder and chief executive officer and through certain private placements. Historically, we have depended on Mr. Schoeneburg's ability and further willingness to provide future funds for continuing operations and on further funding by external investors. To reduce this dependence we pursue other short-term borrowings and direct share placement opportunities to meet our anticipated liquidity requirements. In February and March 2006, the Company issued 3,802,181 shares of common stock resulting in total proceeds to the Company of approximately $2.1 million. Management believes that these proceeds, together with any cash flows generated from operations will be sufficient to fund the Company's operations and working capital needs at least through December 31, 2006. However, we cannot assure that we will be successful in our attempts to raise capital, or that such sources of financing will be adequate to meet our needs. If we are unsuccessful in our efforts to raise sufficient capital and strengthen our liquidity, this will have a material adverse effect on our ability to continue operations.

DE-LISTING FROM NASDAQ. As a consequence of our shares being de-listed from Nasdaq in 2001our common stock was trading on the Over The Counter market (OTC) in the "pink sheets" segment for almost 3 years and was traded with less frequency and was less liquid. It had also become more difficult to obtain accurate, current information concerning market prices for our common stock. As of January 2006 our stock resumed trading on the OTC Bulletin Board (OTC BB).

DEPENDENCE ON EMERGING MARKETS; ACCEPTANCE OF OUR PRODUCTS. Our future financial performance will depend in large part on the growth in demand for our 3G mobile entertainment products V-Girl(TM), V-boy(TM), V-disco(TM) and Virtual Penguins(TM). This market and the 3G networks are still relatively new and emerging. The markets are therefore rapidly evolving and are characterized by a number of market entrants and will be subject to frequent and continuing changes in customer preferences and technology. As is typical in new and evolving markets, demand and market acceptance for our technologies is subject to a high level of uncertainty. Because the market for our products is evolving and because we now target a different geographic region as well, it is difficult to assess or predict with any assurance the size or growth rate, if any, of this market. There can be no assurance that a significant market for our products will develop, or that it will develop at an acceptable rate or that new competitors will not enter the market. In addition, even if a significant market develops for such products, there can be no assurance that our products will be successful in such market. If a significant market fails to develop, develops more slowly than expected or attracts new competitors, or if our products do not achieve market acceptance, our business, prospects, financial condition and results of operations will be materially adversely affected.

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

In the mobile area the following companies may be considered potential competitors even though none of them has - to our knowledge - yet produced any direct competing product to us: Bandai Networks Co., Ltd; BANPRESTO Co., Ltd; Capcom Co., Ltd; Com2uS Corp.; CYBIRD Co., Ltd.; Digital Chocolate, Inc.; Digital-Red Mobile Software Co., Ltd.; Eidos Interactive Ltd. (under SCi Entertainment Group); Electronic Arts, Inc. ; Entaz Co., Ltd.; Gameloft; GAMEVIL, Inc. ; Glu Mobile;G-mode Co., Ltd.; iFone Ltd.; InfoSpace, Inc.; IN-FUSIO; I-Play (under Digital Bridges Limited); Jaleco Ltd.; JAMDAT Mobile, Inc.; Konami Digital Entertainment, Inc.; KongZhong Corp.; Kuju Mobile; M DREAM Co., Ltd.; MFORMA Group, Inc.; Mr. Goodliving Ltd. by RealNetworks, Inc.; Namco Networks America Inc.; Pearl-in-Palm Information Technology Ltd.; PlayerOneLtd.; Reakosys Inc.; Sammy Corp.; SEGA Mobile, division of SEGA Corporation; Square Enix Co. Ltd.; Square Enix, Inc.; Superscape Group plc.; Taito Corp.; THQ Wireless Inc.; Tianjin Mammoth Technology Co., Ltd.

These lists may not be complete and may change and substantially increase over time. Some of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than us. Such competitors are able to commit operating resources to product development and enhancement, engage in more thorough marketing campaigns for their products and services, be more aggressive from a pricing standpoint and make more attractive offers to potential employees and partners.

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

PRODUCT CONCENTRATION. We expect to derive the majority of our revenues from sales of our mobile 3G products and associated services. Broad market acceptance of these products is critical to our success. As a result, failure to achieve broad market acceptance, or, if achieved, future declines in demand of these products as a result of competition, technological change, ease of use, failure to meet the local customization standards or otherwise may have a material adverse effect on our business, prospects, financial condition and results of operations. In addition, our future financial performance may depend in part on the successful development, introduction and customer acceptance of future Asian versions of our products, and there can be no assurance that any such future products or localized versions of existing products will achieve the necessary market acceptance.

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

DEPENDENCE ON KEY PERSONNEL; NEED FOR ADDITIONAL PERSONNEL. Our performance is substantially dependent on the continued services and performance of its senior management and outside consultants and other key personnel, particularly Eberhard Schoeneburg, our chief executive officer and chairman, and Ernest Axelbank our CTO. Historically we have depended on Mr. Schoeneburg's willingness and ability to provide sufficient funds for the ongoing operations. We have entered into an employment agreement with Mr. Schoeneburg which expired in September 2003 and was renewed through December 2006. For cost reasons, we do not maintain key man life insurance on any of our senior management or key personnel. Our performance and success also depends upon our ability to continue to retain and motivate our other key employees and outside consultants. The loss of the services of, and the failure to promptly replace, any of our key employees or consultants could have a material adverse effect on our business, prospects, financial condition and results of operations. Our future success also depends on our ability to continue to identify, attract, hire, train, retain and motivate other highly skilled software engineers, consultants and managerial and sales personnel.

DEPENDENCE ON THIRD PARTY CONTRACTORS. Since the restructuring efforts and downsizing in 2001 and 2002 we often utilize consultants to perform portions of the work on our software products and to assist customers in the installation and support of our products. There can be no assurance that we will continue to be successful in attracting or retaining such consultants. In addition, our ability to provide our software consulting services and introduce our products is dependent, in part, on the ability of these independent consultants to complete their engagements in a timely and cost-effective manner. In particular, consulting resources could be required to install, support, localize and customize our software products, including creating new 3G mobile products. Therefore, the availability of such resources could directly impact sales of such products. Some of these consultants will be employees of other companies who will only be able to work on our products on a part-time basis. If we are not successful in continuing to attract necessary consultants or if such consultants cannot complete the necessary tasks in a timely and cost-effective manner, our business, prospects, financial condition and results of operations could be materially adversely affected.

DEPENDENCE ON RESELLERS AND TELECOMMUNICATION OPERATORS. We are currently selling most of our mobile applications and games through resellers or international telecommunication operators in various countries. These resellers or operators then resell our products to their end users in their territories of operation and collect the royalties or end user fees through their billing mechanisms (usually the phone bill of the end user). There can be no assurance that we will be able to sign up more operators or resellers in the future or that we are able to retain the current resellers or operators we are working with. Even though we are usually able to monitor the performance and billing transactions of these resellers and operators, with certain operators and reseller in certain territories we have only limited technical and/or legal ability to check and verify all transactions or to verify the correctness of certain provisions such as bad debt provisions or certain billing transaction on game downloads if our back-office servers are not involved in the download process. Therefore, there can be no assurance that all billing mechanisms are correctly implemented and reported to us by these resellers and operators. There can also be no assurance that the operators and resellers or able to provide the services or know-how to maintain or operate the necessary infrastructure to support our products. There can also be no assurance that the resellers or operators are able to perform the product roll out or the necessary product testing or their reselling function in a timely manner. It is possible that shortage of personnel or other resource problems of these resellers and operators may slow down significantly our ability to roll out our products to the respective markets. Therefore, the non availability or resource restrictions of such resellers or operators could directly impact the sales of our products. If we are not successful in continuing to attract high quality resellers and operators or if such resellers or operators cannot complete the necessary tasks in a timely manner or do not provide for full verification of accounts, our business, prospects, financial condition and results of operations could be materially adversely affected.

RISKS ASSOCIATED WITH INTERNATIONAL SALES. A key component of our strategy is contingent on our ability to generate sales in foreign markets, especially in Asia, the People's Republic of China, Taiwan, Singapore, Hong Kong, Japan, Korea, Europe and the Americas. If the revenues generated from these markets are insufficient to offset the expense of establishing and maintaining our business, prospects, financial condition and results of operations could be materially adversely affected. There can be no assurance that we will be able to expand our sales in foreign markets. Our international sales are subject to certain risks not inherent in our domestic sales, including political and economic instability in foreign markets, restrictive trade policies of foreign governments, copyright infringements, local economic or negative living and health conditions in our local and foreign markets, potentially adverse tax consequences and the burdens on customers of complying with a variety of applicable laws. All of these factors may suppress demand for our services and products. The impact of such factors on our business is inherently unpredictable. There can be no assurance that these factors will not have a material adverse effect upon our revenues from international sales and, consequently, our business, prospects, financial condition and results of operations.

In 2002 and 2003 the SARS (severe acute respiratory syndrome) disease had a negative impact on the economies of Asia and especially Hong Kong and our major target markets of Greater China. It must be expected that this disease or other infectious diseases like Avian flu will emerge or re-emerge and may have a substantial negative impact on the general business climate in our target markets. As a result of this our general business, prospects, financial condition and results of operations may be materially adversely affected.

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

The Internet or mobile channels may not be accepted by consumers as a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements or general economic conditions. To the extent that online and mobile services continue to experience significant growth in the number of users, their frequency of use or an increase in their bandwidth requirements, there can be no assurance that the infrastructure of the Internet and other online and mobile services will be able to support the demands placed upon them. In addition, Internet and mobile services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of online activity or due to increased government regulation. Changes in or insufficient availability of telecommunications services to support Internet and mobile services also could result in slower response times and adversely affect usage of the Internet and other online and mobile services generally. If use of the Internet and other online and mobile services does not continue to grow or grows more slowly than expected, if the infrastructure for these services does not effectively support the growth that may occur, or if the Internet or mobile platforms do not become a viable commercial marketplace, our business, prospects, financial condition and results of operations would be materially adversely affected.

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

RISKS ASSOCIATED WITH BRAND DEVELOPMENT. We believe that establishing and maintaining brand identity is an important aspect of our strategy. Furthermore, we believe that brand recognition is becoming increasingly important as low barriers to entry encourage competition in the mobile industry. In order to continue to attract and retain customers and strategic partners, and in response to competitive pressures, we are attempting to increase our financial commitment to the creation and maintenance of brand development. We plan to accomplish this, although not exclusively, through advertising campaigns in several forms of media, our own m-commerce portal, speaking engagements, trade shows, with a particular emphasis on mobile and 3G applications and games. If we do not generate a corresponding increase in revenue as a result of our branding efforts or otherwise fail to promote our brand successfully, or if we incur excessive expenses in attempting to promote and maintain our brand, our business, prospects, financial condition and results of operations would be materially adversely affected.

RISKS OF DOING BUSINESS ABROAD. Some of the consultants we contract to complete portions of the development work on our products are or, in the future, may be located in foreign countries. In addition, we may re-establish subsidiaries in foreign countries as we deem advisable and as supported by existing business conditions. As a result, we may be subject to a number of risks, including, among other things, difficulties relating to administering our business globally, managing foreign operations, exposing employees and contractors to local health risks, currency fluctuations, restrictions against the repatriation of earnings, export requirements and restrictions, and multiple and possibly overlapping tax structures. The realization of any of the foregoing could have a material adverse effect on our business, prospects, financial condition and results of operations.

Local government regulations especially in the People's Republic of China and Hong Kong, some of our key target markets, change continuously. The entrance of China to the WTO (World Trade Organization) has further imposed new regulations and legal changes on business' operating in China. These and other general uncertainties associated with the developing Chinese economy, legal system and society may have a material adverse effect on our business, prospects, financial condition and results of operations.

DEPENDENCE ON THIRD PARTY LICENSES. We are avoiding as much as possible the use of and dependency on third party licenses or technologies. However, in certain cases such as BREW applications for mobile phones we may need to base our applications on third party technology. There can be no assurance that we will be successful in identifying third party software which will successfully interact with our products or that we will be able to license such software products on commercially reasonable terms, or at all. Our failure to successfully identify viable software or enter into license agreements could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

With the establishment of our global headquarters in Hong Kong, Artificial Life, Inc. may be influenced by certain laws and regulations imposed by the Peoples Republic of China on Hong Kong that may limit our ability to do business in general and/or limit the sales of our technology in the Chinese markets. Any such new legislation or regulations, especially legislation or regulations related to limiting or restricting the use of the Internet or mobile communication devices, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to online services could have a material adverse effect on our business, prospects, financial condition and results of operations.

Tax authorities in a number of states are currently reviewing the appropriate tax treatment of companies engaged in Internet and mobile commerce. New state tax regulations may subject us to additional state sales and income taxes. As some of our products will be available over the Internet or mobile devices in multiple states and foreign countries, such jurisdictions may claim that we are required to qualify to do business as a foreign corporation in each such state and foreign country. The failure by us to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to do so. It is possible that the governments of other states and foreign countries also might attempt to regulate our transmissions of content on its Web sites or prosecute us for violations of their laws. There can be no assurance that violations of local laws will not be alleged or charged by state or foreign governments, that we might not unintentionally violate such laws or that such laws will not be modified, or new laws enacted, in the future.

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

INTERNET AND MOBILE COMMERCE SECURITY RISKS. A significant barrier to electronic commerce and communications is the secure transmission of confidential information over public networks. We rely on encryption and authentication and safe payment technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the algorithms that we use to protect data. If any such compromise of our security were to occur it could have a material adverse effect on our business, prospects, financial condition and results of operations. We may be required to spend significant capital and other resources to protect against the threat of such security breaches or to alleviate problems caused by such breaches. Concerns over the security of Internet and mobile transactions and the privacy of users may also inhibit the growth of the Internet and mobile industry generally, especially as a means of conducting commercial payment transactions. To the extent that our activities or those of third party contractors involve the storage and transmission of proprietary information, security breaches could expose us to a risk of loss or litigation and liability. There can be no assurance that our security measures will prevent security breaches or that our failure to prevent such security breaches would not have a material adverse effect on our business, prospects, financial condition and results of operations.

ITEM 2. DESCRIPTION OF PROPERTY

On December 31, 2003 we moved to a permanent office located at suite 4601 China Online Centre, 333 Lockhart Road, Hong Kong under a 2-year office lease expiring December 14, 2005. On November 16, 2004 we entered into a 2-year lease for additional office located at the same building. Upon the expiration of the first lease on December 14, 2005 we have extended the term for 11 months to match the expiration date of the second lease. Effective rental plus property management fee for the two offices is $10,835 per month.

ITEM 3. LEGAL PROCEEDINGS

On June 8, 2001, we filed for bankruptcy protection for Artificial Life Deutschland, the Company's former German subsidiary in the Insolvenzgericht Frankfurt. These proceedings are currently still pending.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of shareholders during the year ended December 31, 2005.

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

                                                        HIGH          LOW
                                                        ----          ---
2004:

First Quarter                                           $0.51        $0.16
Second Quarter                                          $0.95        $0.47
Third Quarter                                           $1.10        $0.70
Fourth Quarter                                          $1.35        $0.80

2005:

First Quarter                                           $1.20        $0.40
Second Quarter                                          $0.80        $0.30
Third Quarter                                           $0.75        $0.25
Fourth Quarter                                          $0.66        $0.35

As of December 31, 2005, there were approximately 119 holders of record of the Company's common stock. To date, we have neither declared nor paid any cash dividends on shares of our Common Stock and do not anticipate doing so for the foreseeable future.

CHANGES IN SECURITIES

On January 11, 2005, the Company issued 2,500 shares of common stock for $1.07 a share to settle an account payable.

On January 20, 2005, the Company issued 150,000 shares of common stock for $15,000 being execution of option granted to an individual in June 2001 with an exercised price of $0.10 a share.

On March 15, 2005, the Company issued 3,049 shares of common stock for $0.82 a share to settle an account payable.

On March 3, 2005, the Company issued 11,000 shares of common stock for $0.62 a share to a private investor.

On April 1, 2005, the Company issued 17,000 shares of common stock for $0.62 a share to a private investor.

On April 14, 2005, the Company issued 50,000 shares of common stock for $5,000 being execution of option granted to an investor in January 2004 with an exercised price of $0.10 a share.

On April 25, 2005, the Company issued 166,667 shares of common stock for $0.30 a share to a private investor.

On May 6, 2005, the Company issued 100,000 shares of common stock for $0.30 a share to a private investor and granted the same investor an option to purchase 100,000 shares of common stock with an exercise price of $0.30 per share which vested immediately and expires in May 2007.

On May 13, 2005, the Company issued 50,000 shares of common stock for $7,500 being execution of option granted to a consultant in May 2003 with an exercised price of $0.10 a share.

On May 25, 2005, the Company issued 127,120 shares of common stock for $0.59 a share to a private investor.

On June 21, 2005, the Company issued 1,000,000 shares of common stock for $0.50 a share to a private investor and granted the same investor and an individual options to purchase 500,000 shares of common stock with an exercise price of $0.40 a share which vested immediately and expires in June 2007. In connection with this sale, the Company paid $50,000 to an individual as commission for raising capital.

On October 12, 2005, the Company issued 1,235,937 shares of common stock for $0.30 a share to a private investor and granted the same investor an option to purchase 755,200 shares of common stock with an exercise price of $0.50 per share which vested immediately and expires in October 2007.

On December 12, 2005, a short-term convertible loan plus accrued interest of total $26,389 due to a director and stockholder was converted into 73,302 shares of the Company's common stock for $0.36 a share.

On December 15, 2005, the Company issued 700,000 shares of common stock for $0.44 a share to a private investor and granted the same investor an option to purchase 1,400,000 shares of common stock with an exercise price of $0.44 a share which vested immediately and expires in December 2007.

On December 30, 2005, a short-term convertible loan of $25,000 due to a stockholder was converted into 147,059 shares of the Company's common stock for $0.17 a share.

On February 14, 2006, the Company issued 1,818,000 shares of common stock for $0.55 a share to an institutional and three private investors and granted the same investors options to purchase 1,399,860 shares of common stock with an exercise price of $1.00 a share which vest immediately and expire in August 2007. In connection with these sales of shares, the Company granted an option to purchase 100,000 shares of common stock with an exercise price of $0.70 a share which vested immediately and expires in August 2007 to an individual as commission for raising capital.

On February 27, 2006, the Company issued 1,818,181 shares of common stock for $0.55 a share to an institutional investor and granted the same investor an option to purchase 454,545 shares of common stock with an exercise price of $0.70 a share which vested immediately and expires in February 2008. In connection with this sale of shares, the Company granted an option to purchase 100,000 shares of common stock with an exercise price of $0.70 a share which vests immediately and expires in February 2008 to an individual as commission for raising capital.

On March 9, 2006, the Company issued 166,000 shares of common stock for $69,720 being execution of an option for 85,000 shares of common stock and a warrant of 81,000 shares common stock both granted to an individual in November 2001 with an exercised price of $0.42 a share.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

For the year ended December 31, 2005, the Company reported a net loss of $1,684,449, and at December 31, 2005 has a stockholder's deficit and a working capital deficit of $2,661,616 and $2,740,923 respectively. The Company has experienced difficulty and uncertainty in meeting its liquidity needs and the Company anticipates that its liquidity and capital resources needs for the next 12 months may not be satisfied solely from cash flows generated from operating activities. At December 31, 2005, short-term loans amounted to $88,000 and funds raised from issuance of shares in 2005 amounted to $1,328,640. The company's CEO has agreed to postpone his claim for a total sum of $529,481 owed to him by the Company at December 31, 2005.

In February and March 2006, the Company issued 3,802,181 shares of common stock resulting in total proceeds to the Company of approximately $2.1 million. Management believes that these proceeds, together with any cash flows generated from operations will be sufficient to fund the Company's operations and working capital needs at least through December 31, 2006.

On March 6, 2006, Artificial Life, Inc. signed an agreement with Starwave Mobile, a unit of the Buena Vista Internet Group (BVIG), the online and mobile division of The Walt Disney Company, to exclusively publish its 3G games "V-girl(TM) - your virtual girlfriend" and "V-boy(TM) - your virtual boyfriend" in the USA, Canada and the UK.

Artificial Life, Inc. announced that it intends to publish the 3G games with Starwave Mobile during 2006 and 2007 in all three target markets. However, the games will still be localized in co-operation with Starwave Mobile before the launches to adapt to the local cultures and user preferences. Contingent upon the achievement of certain revenue targets, the publishing contract is exclusive for at least 18 months up to 36 months after launch of the products for the target territories.

The Company intends to expand its business to the mobile communication markets of Hong Kong, the People's Republic of China, Taiwan, Malaysia, Singapore, India, Japan, Korea, Australia, Europe and the Americas seeking to leverage the unique features of its core Smart Engine (TM) language processing technology that allows new types of applications in all major languages as well as its newly developed SmartEngine Mobile Platform(TM) (SEMP) and its new mobile 3G entertainment products. However, the nature, speed and extent of these activities is contingent on the availability of funds and our ability to generate sufficient revenues. There can be no assurance that the Company will be able to raise sufficient funds on acceptable terms to finance the future re-expansion nor that we are able to generate sufficient revenues in the new target markets.

Revenues in 2005 show no significant changes as compared to 2004.

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

The effort of developing various innovative mobile products has substantially increased our operating cost in 2005. The increase in operating costs together with losses from derivative liabilities has resulted in an increase in net loss of 78.1% compared to 2004.

As of December 31, 2005, we had cash and cash equivalents of $311,220 and accounts payable of $1,422,777.

Throughout 2005 the company has partly been financed by continuous cash injections from our founder and CEO, E. Schoeneburg (provided as a working capital loan) as well as certain private placements. As of December 31, 2005 Mr. Schoeneburg has provided $529,481 in cash or cash equivalents as loans to the Company. Mr. Schoeneburg has also postponed the receipt of his 2005 salary of $50,000 to further improve the financial situation of the Company

We are continuing to seek additional financing to increase liquidity and capital resources. If we are unable to obtain additional financing, this will have a material adverse effect on our business. In February and March 2006, the Company issued 3,802,181 shares of common stock resulting in total proceeds to the Company of approximately $2.1 million. Management believes that these proceeds, together with any cash flows generated from operating revenues will be sufficient to fund the Company's operations and working capital needs at least through December 31, 2006.

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

REVENUE RECOGNITION

The Company generates revenues from the following sources.

     (a)  Software agreements from the licensing of the Company's software

     (b) Fees from mobile products sold to end users via telecommunications operators and carriers

     (c)  Application, consulting and implementation services

Revenues from the licensing of the Company's software are accounted for in accordance with The American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, Software Revenue Recognition. Software agreements may include multiple elements. Fees are allocated to the various elements based on vendor-specific objective evidence ("VSOE") of fair value and the portion of the fees allocated to each element is recognized as revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. If VSOE does not exist for the allocation of revenues to the various elements of the arrangement, all revenues from the arrangement are deferred until the earlier of (1) when VSOE exists, or (2) when all elements of the arrangement have been delivered. Historically, the majority of our software agreements have not included multiple elements nor has the Company had any continuing obligations or involvement under the agreements. In accordance with SOP 97-2, revenues from such licensing agreements have been recognized at the time the licenses were granted.

Revenues from entertainment products, games and technologies used in mobile phones are recognized net in accordance with Emerging Issues Task Force ("EITF") issue 99-19. Recognition is net as (1) the Company is not the primary obligor in the arrangements (2) the amount the Company earns is fixed (the download rate), and (3) the telecommunications carrier and the Company both have credit risk. Revenues are recognized only after the applications have been downloaded by mobile users from the carriers and such downloads have been charged by carriers to end users and these charges are supported by statements received from the carriers.

Revenues from application, consulting and implementation services are recognized as services are performed.

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

DERIVATIVES

We follow the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133") along with related interpretations EITF No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19") and EITF No. 05-2 "The Meaning of `Conventional Convertible Debt Instrument' in Issue No. 00-19" ("EITF 05-2"). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the Balance Sheet as either an asset or liability measured at its fair value, with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met. We value these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings. We continue to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock. We utilize the Black-Scholes option-pricing model to determine fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instruments expected remaining life. These assumptions require significant management judgment.

RESULTS OF OPERATIONS

In the fiscal year ended December 31, 2005, revenues increased compared with the revenues generated in the fiscal year 2004 by $4,731.

Net loss for the year ended December 31, 2005 increased by 78.1% compared to 2004, mainly due to the costs generated from the development of various new mobile products and the related higher expenses for engineering, together with losses from derivative liabilities.

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

Revenues: Revenues for the year ended December 31, 2005 were $266,757 as compared to $262,026 for the year ended December 31, 2004. The increase of $4,731 was primarily due to license sales and income generated from our new mobile communication products and technologies.

Engineering and Cost of Sales: These costs generally consist of salary and payroll tax expenses, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Engineering expenses for the year ended December 31, 2005 were $865,036 as compared to $414,914 for the year ended December 31, 2004. The increase of $450,122 or 108% was due to new hires and the increase of efforts in engineering.

Research & Development Expenses: Research and Development expenses are similar in nature to engineering expenses with the exception being that they relate to products in their initial development stage and are expected to generate revenue at a later date. Research and Development expenses for the year ended

December 31, 2005 were $103,841 compared to $109,555 in the year ended December 31, 2004. The minor decrease of $5,714 is primarily due to the reduction of traveling expense in 2005.

General and Administrative Expenses: General and Administrative expenses consist of salary and payroll tax expenses of administrative personnel, rent, and professional fees and costs associated with employee benefits, supplies, communications, and travel. General and Administrative expenses for the year ended December 31, 2005 were $476,929 as compared to $421,231 for the year ended December 31, 2004. The increase of $55,698 or 13.2% was primarily due to an increase in depreciation costs on office equipment and furniture and fixtures.

Sales and Marketing Expenses: Sales and Marketing expenses consist of salary, and payroll tax expenses of marketing personnel, and costs relating to marketing materials, promotional videos, advertising, trade show related expense, and public relation activities. Marketing expenses for the year ended December 31, 2005 were $257,344 as compared to $254,928 for the year ended December 31, 2004. The less then 1% increase was the effort of tight control of traveling and entertaining expenses on marketing activities.

Loss on Value of Derivative Liability: Loss on value of derivative liability of $214,000 in 2005 resulted from the fair value of options and warrants reclassified as derivative liabilities being marked to market at December 31, 2005.

Net Loss: Net Loss for the year ended December 31, 2005 was $1,684,449 as compared to $945,809 for the year ended December 31, 2004. This increase of $783,640 or 78.1% was primarily due to the increase in employees to cope with the development and engineering of new products and the depreciation costs of office equipment and furniture and fixtures together with losses from derivative liabilities. The net loss per share for the year ended 31 December, 2005 was $0.07 compared to $0.05 for 2004.

LIQUIDITY AND CAPITAL RESOURCES

OVERVIEW

For the year ended December 31, 2005, the Company reported a net loss of $1,684,449, and at December 31, 2005 has a stockholders' deficit and a working capital deficit of $2,661,616 and $2,740,923, respectively. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs in the past. Management continues to pursue short-term borrowings and direct share placement opportunities to meet potential future liquidity shortfalls. At December 31, 2005, short-term loans amounted to $88,000 and funds raised from issuance of shares in 2005 amounted to $1,328,640.

In February 2006, the Company sold 3,090,681 shares of common stock in connection with 5 private placements. The total proceeds to the company were $1,999,900. In March 2006, the Company issued 166,000 shares of common stock for $69,720 upon exercise of an option and a warrant issued in November 2001. The Company's CEO has agreed to postpone his claim for a total sum of $529,481 owed to him by the Company at December 31, 2005.

OTHER

We have incurred losses for income tax purposes for fiscal years 2004 and 2005. These losses will be available to carry forward and may reduce income taxes, if any, in future periods.

ITEM 7. FINANCIAL STATEMENTS

Consolidated Financial Statements appear at pages F-1 through F-15 of this report on Form 10-KSB.

Index to Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm                      F-1

Consolidated Financial Statements:

Consolidated Balance Sheet as of December 31, 2005                           F-2

Consolidated Statements of Operations for the years ended
December 31, 2004 and 2005                                                   F-3

Consolidated Statements of Changes in Stockholders' Deficit for
the years ended December 31,  2004 and 2005                                  F-4

Consolidated Statements of Cash Flows for the years ended
December 31, 2004 and 2005                                                   F-5

Notes to Consolidated Financial Statements                            F-6 - F-17

             REPORT OF INDEPENENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Shareholders

Artificial Life, Inc.


We have audited the accompanying consolidated balance sheet of Artificial Life, Inc. and subsidiaries as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the two years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Artificial Life, Inc. and subsidiaries as of December 31, 2005, and the consolidated results of their operations and cash flows for each of the two years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.



GHP Horwath, P.C.
Denver, Colorado
March 8, 2006

                              ARTIFICIAL LIFE, INC.

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2005

ASSETS
Current assets:
Cash and cash equivalents                                                        $     311,220
Accounts receivable                                                                    132,962
                                                                                 -------------
        Total current assets                                                           444,182
                                                                                 -------------

Deposits and other assets                                                               41,237
                                                                                 -------------
        Total other assets                                                              41,237
                                                                                 -------------
Fixed assets:
Office equipment, net of accumulated depreciation of $7,671                              4,815
Computer equipment, net of accumulated depreciation of $50,683                          17,256
Leasehold improvements, net of accumulated depreciation of $53,517                      11,496
Office furniture, net of accumulated depreciation of $14,270                             4,503
                                                                                 -------------
                                                                                        38,070
                                                                                 -------------

TOTAL ASSETS                                                                     $     523,489
                                                                                 =============

           LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable                                                                 $   1,422,777
Note payable to officer/stockholder                                                    529,481
Short term loan payable to stockholder                                                  88,000
Accrued expenses                                                                       382,847
Derivative liability                                                                   762,000
                                                                                 -------------
        Total liabilities (all current)                                              3,185,105
                                                                                 -------------

COMMITMENTS AND CONTINGENCIES

Stockholders' deficit:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding
Common stock, $.01 par value; 30,000,000 shares authorized,
         27,129,979 shares issued and outstanding                                      271,299
Additional paid-in capital                                                          30,417,376
Notes receivable from stockholders                                                     (19,577)
Accumulated deficit                                                                (33,330,714)
                                                                                 -------------
        Total stockholders' deficit                                                 (2,661,616)
                                                                                 -------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                      $     523,489
                                                                                 =============

See accompanying notes to consolidated financial statements

                              ARTIFICIAL LIFE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2004 AND 2005


                                                                      2004                        2005
                                                                      ----                        ----

Revenue:
Software license agreements                                     $     245,876               $      265,257
Application services and other                                         16,150                        1,500
                                                                -------------               --------------
Total revenues                                                        262,026                      266,757
                                                                -------------               --------------
Operating expenses:
General and administrative                                            421,231                      476,929
Engineering and cost of sales                                         414,914                      865,036
Research and development                                              109,555                      103,841
Sales and marketing                                                   254,928                      257,344
                                                                -------------               --------------
Total operating expenses                                            1,200,628                    1,703,150
                                                                -------------               --------------
Loss from operations                                                 (938,602)                  (1,436,393)
                                                                -------------               --------------

Other income (expenses):
Interest expense                                                      (38,890)                     (30,768)
Gain on elimination of payables                                        27,428                           --
Other                                                                   4,255                       (3,288)
Loss on value of derivative liability                                      --                     (214,000)
                                                                -------------               --------------
                                                                       (7,207)                    (248,056)
                                                                -------------               --------------

Net loss                                                        $    (945,809)              $   (1,684,449)
                                                                =============               ==============

Basic and diluted net loss per share                            $       (0.05)              $        (0.07)
                                                                =============               ==============
Weighted average basic and diluted
     shares outstanding                                            20,348,640                   24,632,914
                                                                =============               ==============

See accompanying notes to consolidated financial statements

                              ARTIFICIAL LIFE, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                     YEARS ENDED DECEMBER 31, 2004 AND 2005

                                   Common Stock              Additional                                            Total
                            ---------------------------       Paid-in          Notes         Accumulated      Stockholders'
                                Shares       Amount           Capital        Receivable        Deficit           Deficit
                             -----------    --------        -----------     ------------    --------------   ----------------
Balance at January 1,
2004                          16,188,738    $161,888       $27,138,513       $(19,577)     $(30,700,456)       $(3,419,632)
Issuance of common
  stock in private
  placements                   3,454,281      34,543         1,299,257             --                --          1,333,800
Issuance of common
  stock upon conversion
  of note payable to
  officer/stockholder          2,272,727      22,727           977,273             --                --          1,000,000
Issuance of common
  stock upon conversion of
  short-term loan payable
  to stockholder                 147,059       1,470            23,530             --                --             25,000
Common stock issued
  upon exercise of options       830,000       8,300           122,200             --                --            130,500
Common stock issued
  upon exercise of warrants      385,000       3,850            48,650             --                --             52,500
Common stock issued
  for reduction of
  accounts payable                18,540         185             9,085             --                --              9,270
Net loss                              --          --                --             --          (945,809)          (945,809)
                             ----------- -----------       -----------    -----------      ------------        -----------

Balance at December 31
2004                          23,296,345     232,963        29,618,508        (19,577)      (31,646,265)        (1,814,371)
Issuance of common
  stock in private
  placements                   3,357,724      33,577         1,267,563             --                --          1,301,140
Issuance of common
  stock upon conversion of
  short-term loan payable
  to stockholder                 220,361       2,204            49,185             --                --             51,389
Common stock issued
  upon exercise of options       250,000       2,500            25,000             --                --             27,500
Common stock issued
  for reduction of
  accounts payable                 5,549          55             5,120             --                --              5,175
Reclassification of options
  and warrants to derivative
  liabilities                         --          --          (548,000)            --                --           (548,000)
Net loss                              --          --                --             --        (1,684,449)        (1,684,449)
                             ----------- -----------       -----------    -----------      ------------        -----------

Balance at December 31
2005                          27,129,979    $271,299       $30,417,376       $(19,577)     $(33,330,714)       $(2,661,616)
                             =========== ===========       ===========    ===========      ============        ===========

See accompanying notes to consolidated financial statements.

                              ARTIFICIAL LIFE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2004 AND 2005

                                                                                             2004           2005
                                                                                             ----           ----
Cash flows from operating activities:
Net loss                                                                               $   (945,809)    $ (1,684,449)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                                                 46,724           75,981
Interest expense accrued on advances from officer / stockholder                              38,890           26,168
Loss on value of derivative liability                                                            --          214,000
Salary accrued to officer / stockholder                                                      37,500           50,000
Increase in accounts receivable, trade                                                      (72,661)         (60,301)
(Increase) / decrease in deposits and other assets                                          (10,872)           3,317
(Decrease) / increase in accounts payable and accrued expenses                             (117,607)          62,234
                                                                                       ------------     ------------
Net cash used in operating activities                                                    (1,023,835)      (1,313,050)
                                                                                       ------------     ------------
Cash flows from investing activities:
Purchases of fixed assets                                                                   (89,771)         (40,701)
                                                                                       ------------     ------------
Net cash used in investing activities                                                       (89,771)         (40,701)
                                                                                       ------------     ------------
Cash flows from financing activities:
Proceeds from issuance of common stock, net                                               1,516,800        1,328,640
Proceeds from short-term loan from stockholder                                               50,000           81,000
Repayment of short-term loan from stockholder                                               (15,000)         (18,000)
Advances from officer / stockholder                                                          36,439           53,317
Payments on advances from officer / stockholder                                            (209,537)         (48,415)
                                                                                       ------------     ------------
Net cash provided by financing activities                                                 1,378,702        1,396,542
                                                                                       ------------     ------------

Net increase in cash and cash equivalents                                                   265,096           42,791
Cash and cash equivalents at beginning of period                                              3,333          268,429
                                                                                       ------------     ------------
Cash and cash equivalents at end of period                                             $    268,429     $    311,220
                                                                                       ============     ============

Supplemental disclosure of cash flow information:
Interest paid                                                                          $     85,263     $         --
                                                                                       ============     ============

Supplemental disclosure of non-cash financing activities:
Debt converted to common stock                                                         $  1,025,000     $     51,389
                                                                                       ============     ============

Common stock issued for a reduction of accounts payable                                $      9,270     $      5,175
                                                                                       ============     ============

Reclassification of options and warrants as derivative liabilities
                                                                                                       $    548,000
                                                                                                        ============

See accompanying notes to consolidated financial statements

                              ARTIFICIAL LIFE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2005


1.   Organization, Background and Nature of Operations, and Management's Plans:

Organization, Background, and Nature of Operations

Artificial Life, Inc. ("Artificial Life") develops, supports and markets software and games for mobile phones and devices.

Artificial Life Asia Limited is a wholly-owned subsidiary of Artificial Life formed to enter and serve Asian markets. The subsidiary concentrates on the support of Artificial Life, Inc. in the Asian markets.

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

Management's Plans

For the year ended December 31, 2005, the Company reported a net loss of $1,684,449, cash used in operations of $1,313,050, and at December 31, 2005 has a stockholders' deficit and a working capital deficit of $2,661,616 and $2,740,923 respectively. The Company has experienced difficulty and uncertainty in meeting its liquidity needs and the Company anticipates that its liquidity and capital resources needs for the next 12 months may not be satisfied solely from cash flows generated from operating activities. At December 31, 2005, short-term loans amounted to $88,000 and funds raised from issuance of shares in 2005 amounted to $1,328,640. The Company's CEO has agreed to postpone his claim for a total sum of $529,481 owed to him by the Company at December 31, 2005.

In February and March 2006, the Company issued 3,802,181 shares of common stock resulting in total proceeds to the Company of approximately $2.1 million. Management believes that these proceeds, together with any cash flows generated from operating revenues will be sufficient to fund the Company's operations and working capital needs at least through December 31, 2006.

2.   Summary of Significant Accounting Policies:

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

Fixed Assets

Fixed Assets are stated at cost. Depreciation and amortization is provided on the straight-line basis over the estimated useful lives of the respective assets (two years). Expenditures for maintenance, repairs and minor renewals are charged to expenses as incurred. Betterments and major renewals are added to the fixed asset accounts at cost.

Revenue Recognition, Concentrations and Credit Risk

The Company generates revenues from the following sources.

     (a)  Software agreements from the licensing of the Company's software

     (b) Fees from mobile products sold to end users via telecommunications operators and carriers

     (c)  Application, consulting and implementation services

Revenues from the licensing of the Company's software are accounted for in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, Software Revenue Recognition. Software agreements may include multiple elements. Fees are allocated to the various elements based on vendor-specific objective evidence ("VSOE") of fair value and the portion of the fees allocated to each element is recognized as revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. If VSOE does not exist for the allocation of revenues to the various elements of the arrangement, all revenues from the arrangement are deferred until the earlier of (1) when VSOE exists, or (2) when all elements of the arrangement have been delivered. Historically, the majority of our software agreements have not included multiple elements nor has the Company had any continuing obligations or involvement under the agreements. In accordance with SOP 97-2, revenues from such licensing agreements have been recognized at the time the licenses were granted.

Revenues from entertainment products, games and technologies used in mobile phones are recognized net in accordance with Emerging Issues Task Force ("EITF") issue 99-19. Recognition is net as (1) the Company is not the primary obligor in the arrangements (2) the amount the Company earns is fixed (the download rate), and (3) the telecommunications carrier and the Company both have credit risk. Revenues are recognized only after the applications have been downloaded by mobile users from the carriers and such downloads have been charged by carriers to end users and these charges are supported by statements received from the carriers.

Revenues from application, consulting and implementation services are recognized as services are performed.

There are no significant future costs associated with any of the Company's revenue transactions. Development costs which are not required to be capitalized, primarily marketing and installation costs, are charged to earnings as incurred.

The Company extends credit to its customers in the normal course of business. The Company performs ongoing credit evaluations and generally does not require collateral. The Company maintains reserves for potential credit losses based upon its loss history and its aging analysis.

In 2004, two European customers each generated 38% of total revenues.

In 2005, 18% of total revenues were generated from 10 Asian companies and 62% and 20% of total revenues were generated from 2 European companies.

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

                                                                            2004               2005
                                                                        ------------       ------------
         Net loss, as reported                                          $   (945,809)      $ (1,684,449)
         Add: Total stock-based employee compensation
                expense determined under fair-value method                  (885,950)          (754,375)
                                                                        ------------       ------------

                                                                        $ (1,831,759)      $ (2,438,824)
                                                                        ============       ============
         Loss per share:
         Basic and diluted-reported                                          $ (0.05)      $      (0.07)
                                                                        ============       ============
         Basic and diluted-pro forma                                         $ (0.09)      $      (0.10)
                                                                        ============       ============

The fair value was estimated at the date of grant using the following weighted average assumptions:

                                                                            2004               2005
                                                                        ------------       ------------
         Risk free interest rate                                       2.15% to 2.53%     3.35% to 4.33%
         Dividend yield                                                         None               None
         Expected life of options in years.                                        1                  1
         Expected volatility.                                        118.1% to 226.2%   123.0% to 174.7%

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

The pro forma net loss per share above is calculated using the weighted average number of shares of common stock outstanding as described in Note 2. The weighted average fair value of options granted during the years ended December 31, 2004 and 2005 was $0.49 and $0.52, respectively.

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

Derivatives

We follow the provisions of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133") along with related interpretations EITF No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" ("EITF 00-19") and EITF No. 05-2 "The Meaning of `Conventional Convertible Debt Instrument' in Issue No. 00-19" ("EITF 05-2"). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the Balance Sheet as either an asset or liability measured at its fair value, with changes in the derivative's fair value recognized currently in earnings unless specific hedge accounting criteria are met. We value these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings. We continue to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock. We utilize the Black-Scholes option-pricing model to determine fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instruments expected remaining life. These assumptions require significant management judgment.

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

3.   Related Party Transactions:

During 2004 and 2005, the Company received total advances of $36,439 and $53,317, respectively, plus unpaid 2004 salary of $37,500 and unpaid 2005 salary of $50,000 from, and repaid $209,537 and $48,415 respectively, to the Chief Executive Officer. In addition, $1,000,000 was converted into 2,272,727 shares of the Company's common stock in 2004. The total amount remaining outstanding and payable to the CEO at December 31, 2005 including accrued 2005 interest of $24,779, was $529,481. The advances bear interest at 5%, and are unsecured.

At December 31, 2004, the Company owed $75,000 to a stockholder for amounts borrowed under a short-term loan agreement. During 2005 an additional $81,000 was borrowed, $18,000 was repaid and $50,000 plus accrued interest of $1,389 was converted into 220,361 shares of common stock.

At December 31, 2005, the Company owed $88,000 to the stockholder for amounts borrowed under short-term loan agreements. These loans bear interest at 5% and are due on December 31, 2006.

4.   Income Taxes:

Pre-tax losses from operations for the years ended December 31, 2004 and 2005 were generated only in Hong Kong. It is management's intention to reinvest all income earned outside the United States of America ("the U.S."). Accordingly, no U.S. corporate income taxes have been provided in the consolidated financial statements. At December 31, 2005, the Company had federal and state net operating loss carry forwards of approximately $24,200,000 for U.S. income tax purposes expiring through 2022 and 2006, respectively. The net operating loss ("NOL") carry forwards may be subject to annual limitations based on ownership changes in the Company's common stock as provided by in Section 382 of the Internal Revenue Code.

At December 31, 2005 the Company had NOL'S amounting to approximately $3,000,000 for Hong Kong income tax purposes that may be carried forward indefinitely. The difference between actual income tax expense and expected income tax expense computed by applying the U.S. federal income tax rate of 34% to loss before provision for income taxes is explained as follows:

                                                                           Year Ended       Year Ended
                                                                           December 31,     December 31,
                                                                               2004             2005
                                                                               ----             ----

         Expected income tax benefit at U.S. federal


            income tax rate                                             $    (321,600)       $  (572,700)
         Effect of Hong Kong's 17.5% income tax rate                          165,500            294,800
         Change in valuation reserve on deferred tax asset                    156,100            277,900
                                                                        -------------        -----------

         Provision for income taxes                                     $          --        $        --
                                                                        =============        ===========

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 2005 are presented below:

                                                                                          December 31,
                                                                                              2005
                                                                                              ----
         Deferred tax assets:
         U.S. Federal net operating loss carryforwards                                    $   8,291,400
         U.S. State net operating loss carryforwards                                          3,634,000
         Hong Kong net operating loss carryforwards                                             525,000
         Federal and State R&D credit carryforwards                                              50,000
         Other                                                                                   50,000
                                                                                          -------------

                                                                                             12,550,400

         Valuation allowance on deferred tax asset                                          (12,550,400)
                                                                                          -------------

         Net deferred tax asset                                                           $          --
                                                                                          =============

No undistributed earnings of the Company's foreign subsidiaries were available at December 31, 2004 and 2005 as the Company incurred losses. Upon distribution of future earnings (if any) in the form of dividends or otherwise, the Company would be subject to U.S. income taxes. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

5.   Derivative Stock Option and Warrant Liability:

In October and December 2005, the Company issued 2,156,298 shares of common stock and 4,150,000 options which resulted in the Company's authorized and unissued shares being insufficient to settle all then outstanding and exercisable options and warrants. On March 8, 2006, the Company had issued a total of 30,932,160 shares and exceeded its authorized capital. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the Company has recorded a partial reclassification of outstanding and exercisable options and warrants issuable to non-employees as derivatives. The Company has elected to reclassify options and warrants with the latest maturity date first. Through December 31, 2005, options and warrants to non-employees with a fair value of $548,000 were reclassified. At December 31, 2005, the fair value of the reclassified options and warrants was $762,000 resulting in a loss of $214,000.

On February 14, 2006, the Company's Board of Directors (the "Board") approved an amendment to the Company's Articles of Incorporation to increase the Company's authorized common stock to 50,000,000 shares. The increase is subject to shareholder approval which the Company intends to obtain at the Annual Shareholders' Meeting during the second quarter of 2006.

6.   Commitments and Contingencies:

Leases

During 2003 the Company leased office and living space in Hong Kong on a month-to-month basis. The two-year office lease entered into in December 2003 was extended to match the expiry date November 15, 2006 of another two-year office lease (in the same building) entered into in November 2004. The total monthly charges of $10,830 for the two offices includes rent, building management and air-conditioning fees. Rent expense for the years ended December 31, 2004 and December 31, 2005 was approximately $97,000 and $120,000.

Future minimum lease payments for the year ending December 31, 2006 amount to $113,700 under these office leases.

Employment Contract

The Company has an employment agreement with its Chief Executive Officer which expired in 2003 and was renewed to December 31, 2006. The agreement provides for a minimum salary level and includes severance payments (under certain conditions) of approximately three times the officer's annual compensation. In addition, the Chief Executive Officer of the Company is entitled to receive an annual incentive bonus of 3% of the Company's profits from operations. In 2003 the Chief Executive Officer agreed to a reduced salary of $50,000 and has postponed payment of all salary amounts due to him.

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

In March 2005, the Company sold 11,000 shares of common stock in connection with a private placement. The total proceeds to the Company were $6,820.

Also in March 2005, the Company issued 3,049 shares of common stock to settle in full an account payable of $2,500..

In April 2005, the Company sold 183,667 shares of common stock in connection with two private placements. The total proceeds to the company were $60,540.

In April 2005, the Company issued 50,000 shares of common stock upon the exercise of options issued in 2004. The total proceeds to the Company were $5,000.

In May 2005, the Company sold 227,120 shares of common stock in connection with two private placements. The total proceeds to the company were $105,000.

In May 2005, the Company issued 50,000 shares of common stock upon the exercise of options issued in 2003. The total proceeds to the Company were $7,500.

In June 2005, the Company sold 1,000,000 shares of common stock in connection with a private placement and paid $50,000 cash to an individual as commission. The net proceeds to the Company were $450,000.

In October 2005, the Company sold 1,235,937 shares of common stock in connection with a private placement. The total proceeds to the company were $370,780.

In December 2005, the Company sold 700,000 shares of common stock in connection with a private placement. The total proceeds to the company were $308,000.

In December 2005, two short-term loans totaling $51,389 payable to two stockholders were converted into 220,361 shares of the Company's common stock.

In February 2006, the Company sold 3,636,181 shares of common stock in connection with 5 private placements. The total proceeds to the company were $1,999,900.

In March 2006, the Company issued 166,000 shares of common stock for $69,720 upon exercise of an option and a warrant issued in November 2001.

Stock Option Plan

On April 1, 1998, the Company adopted the 1998 Equity Incentive Plan (the "Plan") which, as amended, provides for the issuance of both non-statutory and incentive stock options to employees, officers, directors and consultants of the Company. On February 14, 2006, the Board approved an amendment to the Plan to increase the number of shares reserved under the Plan from 3,700,000 shares of common stock to 20,000,000 shares of common stock.

On January 9, 2004, in connection with the sale of common stock, the Company granted an investor an option to purchase 50,000 shares of common stock for a strike price of $0.10 per share. The option has a two-year term and vested immediately.

On March 15, 2004, in connection with the sale of common stock, the Company granted an investor options to purchase 800,000 shares of common stock for a strike price of $0.15 per share. The options have a two-year term and vested immediately. These options were exercised in 2004.

On May 6, 2004, the Company granted a consultant an option to purchase 500,000 shares of common stock for a strike price of $0.40 per share. The option has a two-year term and vested immediately.

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

During 2004, options to acquire 830,000 shares of common stock were exercised for $130,500 and options to acquire 170,000 shares of common stock expired.

On April 27, 2005, the Company granted options to 6 employees to purchase 625,000 shares of common stock and granted options to 4 directors to purchase 800,000 shares of common stock, for a strike price of $0.40 per share. These options have a three-year term and vested immediately.

On May 6, 2005, in connection with the sale of common stock, the Company granted an investor options to purchase 100,000 shares of common stock for a strike price of $0.30 per share. The options have a two-year term and vested immediately.

On June 21, 2005, in connection with the sale of common stock, the Company granted two investors each options to purchase 250,000 shares of common stock for a strike price of $0.40 per share. The options have a two-year term and vested immediately.

On October 12, 2005, in connection with the sale of common stock, the Company granted an investor options to purchase 755,200 shares of common stock for a strike price of $0.50 per share. The options have a two-year term and vested immediately.

On December 9, 2005, the Company granted options to 30 employees to purchase 1,595,000 shares of common stock and granted options to 4 directors to purchase 400,000 shares of common stock, for a strike price of $0.36 per share. These options have a two-year term and vested immediately.

On December 15, 2005, in connection with the sale of common stock, the Company granted an investor options to purchase 1,400,000 shares of common stock for a strike price of $0.44 per share. The options have a two-year term and vested immediately.

During 2005, options to acquire 250,000 shares of common stock were exercised for $27,500 and options to acquire 1,333,127 shares of common stock expired.

On February 14, 2006, in connection with the sale of common stock, the Company granted the same investors options to purchase 1,399,860 shares of common stock for a strike price of $1.00 per share and granted an option to purchase 100,000 shares of common stock with a strike price of $0.70 a share to an individual as commission for raising capital. These options vested immediately and will expire in August 2007.

On February 27, 2006, in connection with the sale of common stock, the Company granted the same investor an option to purchase 454,545 shares of common stock with a strike price of $0.70 a share and granted an option to purchase 100,000 shares of common stock with a strike price of $0.70 a share to an individual as commission for raising capital. These options vested immediately and will expire in February 2008.

A summary of the status of the Company's stock options under the Plan as of December 31, 2004 and 2005 and the changes during the years then ended is presented below:

                                                            2004                               2005
                                                 ---------------------------      -----------------------------

                                                                  Weighted                          Weighted
                                                                   Average                           Average
                                                                  Exercise                          Exercise
                                                    Shares          Price             Shares           Price

       Outstanding at beginning of year            1,134,816        $0.35            3,487,316         $0.68
       Granted                                     3,352,500         0.65            6,875,200          0.47
       Exercised                                    (830,000)        0.16             (250,000)         0.11
       Cancelled or expired                         (170,000)        0.50           (1,333,127)         0.72
                                                   ---------       ------          -----------        ------

       Outstanding at end of year                  3,487,316        $0.68            8,779,389         $0.52
                                                  ==========       ======          ===========        ======

       Options exercisable at end of year          3,487,316                         8,779,389
                                                  ==========                       ===========

The following table summarizes information about stock options outstanding under the Plan at December 31, 2005:

                                    Options Outstanding and Exercisable
                      -------------------------------------------------
Range of                                            Weighted Average                  Weighted
Exercise                   Number                      Remaining                       Average
Price                   Outstanding                 Contractual Life               Exercise Price
-----                   -----------                 ----------------               --------------

$0.30-$1.50              8,779,389                        1.76                          $0.52

Warrants

During 2004, warrants to acquire 385,000 shares of common stock were exercised for $52,500 and 150,000 warrants expired.

During 2005, warrants to acquire 200,000 shares of common stock were issued.

A summary of the status of the Company's warrants as of December 31, 2004 and 2005 and the changes during the years then ended is presented below:

                                                    2004                                       2005
                                   -----------------------------------------   ---------------------------------------
                                                       Weighted Average                             Weighted Average
                                    Warrants            exercise price            Warrants           exercise price
                                    --------            --------------            --------           --------------
        Outstanding at
            beginning of year        616,000                 $0.64                 81,000                 $0.42
        Issued                            --                    --                200,000                  0.40


        Exercised                   (385,000)                 0.14                     --                    --
        Expired/canceled            (150,000)                 3.82                                           --
                                   ---------             ---------              ---------             ---------
                                                                                       --
        Outstanding at
            end of year               81,000                 $0.42                281,000                 $0.41
                                   =========             =========              =========             =========

All warrants outstanding are exercisable as of December 31, 2005 and have a weighted average remaining contractual life of approximately 1.9 years.

8.   Notes Receivable From Stockholders:

At December 31, 2005, notes receivable from stockholders consist of amounts due from stockholders in connection with the exercise of options in 2000.

9.   Accrued Expenses:

     Accrued expenses at December 31, 2005 consist of the following:


         Accrued payroll and related expenses                        $197,422
         Other liabilities                                            185,425
                                                                   ----------

         Total accrued expenses                                      $382,847
                                                                   ==========

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31 2005 ("Evaluation Date"), the Company's management concluded its re-evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. As of the Evaluation Date, the Company's Chief Executive Officer and Principal Financial Officer concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company's reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives. There were no significant changes in the Company's internal controls over financial reporting or in other factors in the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect the Company's internal controls over financial reporting.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS OF THE REGISTRANT.

DIRECTORS. The following table sets forth certain information regarding our directors as of December 31, 2005:

NAME                                    AGE       POSITION

Eberhard Schoeneburg                     49        Chairman of the Board, President,
                                                   Chief Executive Officer and Treasurer
Dr. Gert Hensel                          51        Director, audit committee
Claudia Alsdorf                          39        Director, audit committee
Michael T Rowan                          39        Director

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

EXECUTIVE OFFICERS. The following table sets forth certain information regarding our executive officers as of December 31, 2005:

NAME                                       AGE        POSITION

Eberhard Schoeneburg                        49       Chairman of the Board, Chief Executive Officer
Ernest Axelbank                             27       Chief Technology Officer

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Our executive officers and directors are required under Section 16(a) of the Exchange Act to file reports of ownership of our securities and changes in ownership with the Securities and Exchange Commission. Copies of those reports must also be furnished to us. Based solely on a review of the copies of reports furnished to us and written representations that no other reports were required, we believe that during 2005 our executive officers and directors complied with all applicable Section 16(a) filing requirements.

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

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION. The following tables set forth certain information with respect to compensation paid or accrued for services rendered to us in all capacities for the fiscal year ended December 31, 2005 by our chief executive officer.

SUMMARY COMPENSATION TABLE

                                          ANNUAL COMPENSATION                          LONG TERM COMPENSATION
                                          -------------------                          ----------------------
                                                                             OTHER ANNUAL             SECURITIES
NAME AND PRINCIPAL POSITION         YEAR    SALARY($)       BONUS            COMPENSATION ($)      UNDERLYING OPTIONS
---------------------------         ----    ---------       -----            ----------------      ------------------
Eberhard Schoeneburg                2005    50,000(1)         0                      0                      0
President and Chief                 2004    37,500(2)         0                      0                      0
Executive Officer

(1)      Salary for $50,000 was deferred and was unpaid as of today.
(2)      Salary for $37,500 was deferred and was unpaid as of today.

OPTION GRANTS IN LAST FISCAL YEAR. 400,000 shares of options have been granted to Eberhard Schoneburg during the year ended December 31, 2005.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES.

                                                          NUMBER OF SECURITIES
                                                         UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                                                OPTIONS AT                 IN-THE-MONEY OPTIONS
                            SHARES                         FISCAL YEAR-END (#)            AT FISCAL YEAR-END ($)
                         ACQUIRED ON        VALUE        ---------------------            ----------------------
NAME                     EXERCISE (#)   REALIZED ($)    EXERCISABLE    UNEXERCISABLE     EXERCISABLE  UNEXERCISABLE
----                     ------------   ------------    -----------    -------------     -----------  -------------
Eberhard Schoeneburg                0              0       600,000                0                0              0
Dr. Gert Hensel                     0              0       500,000
Claudia Alsdorf                     0              0       500,000
T. Michael Rowan                    0              0       600,000

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2005 by (i) each person known by us who beneficially owns 5% or more of our common stock; (ii) each named executive officer; (iii) each of our directors and (iv) all of our current directors and executive officers as a group.

SHARES OF COMMON STOCK
BENEFICIALLY OWNED (1)

NAME AND ADDRESS OF BENEFICIAL OWNER (2)                                        SHARES         PERCENT(3)

Eberhard Schoeneburg  (4)..........................................................   6,540,104          21.1%
Claudia Alsdorf (5)................................................................     500,000           1.6%
Dr. Gert Hensel (6)................................................................     500,000           1.6%
Michael Rowan (7)..................................................................     947,861           3.1%
Ernest Axelbank (8)................................................................     630,000           2.0%
Accelera Ventures Ltd..............................................................   2,544,118           8.2%
Ajmal Rahman (9)...................................................................   2,100,000           6.8%
Bruno Gabriel (10).................................................................   1,739,426           5.6%
Christian Gloe (11)................................................................   1,991,137           6.4%
Tong Nguen Khoong (12).............................................................   2,716,666           8.8%
All current directors and executive officers as a group of 5 persons (13)..........   9,117,965          29.5%

(1) Shares of our common stock that an individual or group has the right to acquire within 60 days of March 9, 2006, pursuant to the exercise of options are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the beneficial owners named in this table have sole voting and investment power with respect to all shares of our common stock shown to be beneficially owned by them based on information these individuals have provided to us.

(2) The address of each of our executive officers and directors listed in the table above is: c/o Artificial Life, Inc., 4601 China Online Center, 333 Lockhart Road, Wanchai, Hong Kong.

(3) Percentage of ownership is based on 30,932,160 shares of our common stock outstanding as of March 9, 2006 and all stock options which are exercisable within 60 days of March 9, 2006 for the respective individual(s) listed in the table above.

(4) Includes 600,000 shares subject to stock options which are exercisable within 60 days of March 9, 2006.

(5) Includes 500,000 shares subject to stock options which are exercisable within 60 days of March 9, 2006.

(6) Includes 50,000 shares subject to stock options which are exercisable within 60 days of March 9, 2006.

(7) Includes 600,000 shares subject to stock options which are exercisable within 60 days of March 9, 2006.

(8) Includes 600,000 shares subject to stock options which are exercisable within 60 days of March 9, 2006.

(9) Includes 1,400,000 shares subject to stock options which are exercisable within 60 days of March 9, 2006.

(10) Includes 200,000 shares held by DARUM Holding AG, a Swiss corporation in which Mr. Gabriel is a majority stockholder. Mr. Gabriel disclaims any beneficial ownership of the 200,000 shares held by DARUM Holding AG, except to the extent of his pecuniary interest in these shares, if any.

(11) Includes 755,200 shares subject to options, all of which are exercisable within 60 days of March 9, 2006.

(12) Includes 300,000 indirectly owned shares subject to stock options which are exercisable within 60 days of March 9, 2006 and 2,000,000 indirectly owned shares of common stock.

(13) Includes 2,800,000 shares subject to options, all of which are exercisable with 60 days of March 9, 2006.

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

Under an Executive Employment Agreement dated July 1, 1998, and amended and restated as of September 1, 1998 and October 1, 2001 we have agreed to employ Mr. Schoeneburg as president, chief executive officer and chairman of the board of directors. This employment agreement expired on September 1, 2001 and on October 1, 2001, our compensation committee voted to extend the term of this agreement through September 1, 2003. This contract was extended by our board of directors again on March 12, 2004 until December 31, 2006 with the same terms. This agreement also provides that Mr. Schoeneburg's annual base salary will increase as determined by our board of directors but at not less than 10% per year and includes an incentive bonus equal to 3% of our income from operations. As a result of our history of operating losses, however, Mr. Schoeneburg has not received a bonus in any of our previous fiscal years. For the fiscal years ended December 31, 1999, 2000, 2001 and 2002, under the terms of this employment agreement, Mr. Schoeneburg's base salary was increased from $240,000 to $264,000, $290,400, $319,440 and $352,000 respectively, in accordance with the terms of this employment agreement. Mr. Schoeneburg voluntarily agreed to a reduced salary of $149,727 for 2002 and to a salary reduction to $50,000 per year effective January 1, 2003. If Mr. Schoeneburg is terminated without cause (including a failure to renew the agreement) or if he terminates his employment for "good reason" (as defined in the agreement), he will be entitled to receive a lump sum payment of one to three times (depending upon whether such termination occurs before or after a change of control) the sum of (i) his base salary plus (ii) the greater of the average of his two most recent annual bonuses or his annual bonus payable in the year of termination. The agreement also contains a non-compete and non-solicitation provision which covers the longer of the term of his employment or any time period during which he serves on our board of directors, plus a period of one year thereafter.

Mr. Schoeneburg has not received any salary owed to him by the Company for the year ended December 31, 2005.

In addition, during 2000, 2001, 2002, 2003, 2004 and the year ended 31, 2005,
Mr. Eberhard Schoeneburg advanced funds to us to provide for working capital for the Company. The aggregate advanced funds as of December 31, 2005 amount to $529,481. Funds advanced in the year ended December 31, 2005 were $128,096 and repayment of funds was $48,415. The net funds advanced are used as a working capital loan and bear cumulative interest at 5% per year, are unsecured and are due with 6 months notice. Interest expense on these advances amounted to $24,779 for the year ended December 31, 2005, which remains unpaid.

The Company has a license agreement with Intelligent Property Ltd., U.K. During 2005 revenues from this agreement totaled $266,980. A director and minority stockholder (approximately 2% of equity) of the Company is also a minority stockholder (approximately 3% of equity) of Intelligent Property.




                                     PART IV

ITEM 13. EXHIBITS

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

3.  No. 32  Certification by Chief Executive Officer and Principal Financial
            Officer pursuant 18 U.S.C. 1350

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

                                                         Years Ended December 31
                                                        -------------------------
                                                         2005              2004
                                                        ------            -------
Audit Fees                                             $44,900           $43,700
Audit Related                                                0                 0
Tax Related                                                  0                 0

All of the services described above were approved by the Company's audit committee prior to performance. The audit committee has determined that the payments made to its independent accountant for these services are compatible with maintaining such auditor's independence.

                                   SIGNATURES

Pursuant to the requirements of Section 31 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in Hong Kong, on March 31, 2006.

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

SIGNATURE                          TITLE                                   DATE
                                   -----                                   ----

/s/ Eberhard Schoeneburg           President, Chief Executive             March 31, 2006
------------------------           Officer and Director (Principal
Eberhard Schoeneburg               Financial Officer)

/s/ Claudia Alsdorf                Director                               March 31, 2006
------------------------
Claudia Alsdorf

/s/ Dr. Gert Hensel                Director                               March 31, 2006
------------------------
Dr. Gert Hensel

/s/ T. Michael Rowan               Director                               March 31, 2006
------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 31 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Amended Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in Hong Kong, on March 31, 2006.



                                       ARTIFICIAL LIFE, INC.

                                       By: /s/ Eberhard Schoeneburg
                                          -----------------------------
                                          Eberhard Schoeneburg,
                                          Chief  Executive Officer
                                          (Principal Financial Officer)