Form 10QSB
period 2006-03-31
ARTIFICIAL LIFE INC
filed 2006-05-15
CIK 1070361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2006

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State the number of shares of each of the Issuer's classes of common equity, as of the latest practicable date: As of May 5, 2006, there were 30,932,160 shares of Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                              ARTIFICIAL LIFE, INC.

              INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE
                          QUARTER ENDED March 31, 2006

                                                                                      PAGE
                          PART I-FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheet at March 31, 2006........................3
         Condensed Consolidated Statements of Operations for the
           Three Months Ended March 31, 2006 and March 31, 2005........................4
         Condensed Consolidated Statements of Cash Flows for the Three Months Ended
           March 31, 2006 and March 31, 2005 ..........................................5
         Notes to Condensed Consolidated Financial Statements..........................6

Item 2 - Management's Discussion and Analysis .........................................9

Item 3 - Controls and Procedures.......................................................12

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.............................................................13

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds...................13

Item 3 - Defaults Upon Senior Securities...............................................14

Item 4 - Submission of Matters to a Vote of Security Holders...........................14

Item 5 - Other Information.............................................................14

Item 6 - Exhibits......................................................................14

Signatures.............................................................................14

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              ARTIFICIAL LIFE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2006
                                   (UNAUDITED)

                         ASSETS
Current assets:
Cash and cash equivalents                                            $  1,879,489
Accounts receivable                                                       232,839
                                                                     ------------
        Total current assets                                            2,112,328
                                                                     ------------

Fixed assets:
Office equipment, net of accumulated depreciation of $8,987                 5,735
Computer equipment, net of accumulated depreciation of $56,677             14,747
Leasehold improvements, net of accumulated depreciation of $56,557          8,457
Office furniture, net of accumulated depreciation of $15,409                3,364
                                                                     ------------
                                                                           32,303
                                                                     ------------

Deposits and other assets                                                  62,223
                                                                     ------------


TOTAL ASSETS                                                         $  2,206,854
                                                                     ============

           LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable                                                     $  1,422,416
Note payable - officer/stockholder                                        483,828
Short term loans payable to stockholders                                   88,000
Accrued expenses                                                          322,123
Derivative liability                                                    4,867,000
                                                                     ------------
        Total current liabilities                                       7,183,367
                                                                     ------------

Stockholders' equity (deficit):
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding
Common stock, $.01 par value; 30,000,000 shares authorized,
         30,932,160 shares issued and outstanding                         309,322
Additional paid-in capital                                             30,955,974
Notes receivable from stockholders                                        (19,577)
Accumulated deficit                                                   (36,222,232)
                                                                     ------------
        Total stockholders' deficit                                    (4,976,513)
                                                                     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $  2,206,854
                                                                     ============

See accompanying notes to unaudited condensed consolidated financial statements.

                              ARTIFICIAL LIFE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three-month Period Ended
                                                           March 31,
                                                 ------------------------------
                                                      2006              2005
Revenues:
Software license agreements                      $    170,223      $    127,015
Application services and other                         15,000                --
                                                 ------------      ------------
                                                      185,223           127,015
                                                 ------------      ------------
Operating expenses:
General and administrative                            122,287           100,864
Engineering and cost of sales                         225,410           223,025
Research and development                               31,100            25,371
Sales and marketing                                    76,390            80,975
                                                 ------------      ------------
Total operating expenses                              455,187           430,235
                                                 ------------      ------------
Loss from operations                                 (269,964)         (303,220)
                                                 ------------      ------------

Other income (expenses):
 Interest expense                                      (7,073)           (5,779)
Other                                                  (2,481)             (542)
Loss on value of derivative liability              (2,612,000)               --
                                                 ------------      ------------
                                                   (2,621,554)           (6,321)
                                                 ------------      ------------


Net loss                                         $ (2,891,518)     $   (309,541)
                                                 ============      ============

Basic and diluted net loss per share             $      (0.10)     $      (0.01)
                                                 ============      ============
Weighted average basic and diluted
     shares outstanding                            28,766,423        23,417,721
                                                 ============      ============


See accompanying notes to unaudited condensed consolidated financial statements.

                              ARTIFICIAL LIFE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Three-month Period Ended
                                                                                   March 31,
                                                                          --------------------------
                                                                              2006           2005
Cash flows from operating activities:
Net loss                                                                  $(2,891,518)   $  (309,541)
Adjustments to reconcile net loss to net cash used by
        operating activities:
Depreciation and amortization                                                  11,488         19,394
Bad debt expense                                                                   --          6,460
Interest expense accrued on advances
        from officer/stockholder                                                5,972          5,768
Loss on value of derivative liabilities                                     2,612,000             --
Salary accrued to officer/stockholder                                              --         12,500
Increase in accounts receivable, trade                                        (99,877)       (63,717)
Increase in deposits and other assets                                         (20,986)       (43,077)
(Decrease) / increase in accounts payable and accrued expenses                (61,085)        84,429
                                                                          -----------    -----------
Net cash used in operating activities                                        (444,006)      (287,784)
                                                                          -----------    -----------
Cash flows from investing activities:
Purchase of fixed assets                                                       (5,721)       (31,641)
                                                                          -----------    -----------
Net cash used in investing activities                                          (5,721)       (31,641)
                                                                          -----------    -----------
Cash flows from financing activities:
Proceeds from issuance of common stock, net                                 2,069,621         21,820
Payments on note payable - officer/stockholder                                (51,625)          (649)
Proceeds from short-term loan payable to stockholder                               --         38,011
                                                                          -----------    -----------
Net cash provided by financing activities                                   2,017,996         59,182
                                                                          -----------    -----------

Net increase (decrease) in cash and cash equivalents                        1,568,269       (260,243)
Cash and cash equivalents at beginning of period                              311,220        268,429
                                                                          -----------    -----------
Cash and cash equivalents at en d of period                               $ 1,879,489    $     8,186
                                                                          ===========    ===========

Supplemental disclosure of non-cash investing and financing activities:

Common stock issuances applied as a reduction of accounts payable         $        --    $     5,174
                                                                          ===========    ===========

Reclassification of options and warrants as derivative liabilities        $ 1,493,000    $        --
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

Operating results for the three months ended March 31 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company's annual Report on Form 10-KSB for the year ended December 31, 2005.

The financial information included in this report has been prepared in conformity with the accounting policies reflected in the financial statements included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.


2.   STOCK BASED COMPENSATION

On April 1, 1998, the Company adopted the 1998 Equity Incentive Plan (the "Plan") which, as amended, provides for the issuance of both non-statutory and incentive stock options to employees, officers, directors and consultants of the Company. On February 14, 2006, the Board approved an amendment to the Plan to increase the number of shares reserved under the Plan from 3,700,000 shares of common stock to 20,000,000 shares of common stock. All options and warrants issued under the 1998 Plan vested before December 31, 2005.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation plans under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. We adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). At January 1, 2006 and 2005, all outstanding options and warrants were fully vested and no options or warrants were issued to employees during the three months ended March 31, 2006 and 2005. Therefore, there is no stock based compensation during the 3 months ended March 31, 2006 and there was no pro forma expense under SFAS No. 123 during the three months ended March 31, 2005. At March 31, 2006, the Company had outstanding and exercisable options and warrants to purchase 5,345,000 shares of common stock under the Plan as follows:

Outstanding and exercisable options issued to employees:               5,145,000
Weighted average exercise price:                                       $0.55
Aggregate intrinsic value:                                             $1,345,662
Weighted average remaining contractual term                            1.63 years

Outstanding and exercisable warrants issued to employees:              200,000
Weighted average exercise price:                                       $0.40
Aggregate intrinsic value:                                             $60,000
Weighted average remaining contractual term                            1.07 years


3.   NET LOSS PER SHARE

Basic net loss per share is calculated based on the weighted average number of common shares outstanding for the three month periods ended March 31, 2006 and 2005. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. Basic and diluted net loss per share are the same for the three months ended March 31, 2006 and 2005 since the effect of inclusion of all outstanding options and warrants would be anti-dilutive.

4.   INCOME TAXES

There is no provision for income taxes for the three months ended March 31, 2006. During the three months ended March 31, 2006, the Company reported a net loss of $2,891,518 and at December 31, 2005, the Company had approximately $24,200,000 of federal and state net operating loss carry forwards expiring through 2022 and 2006, for U.S. income tax purposes. The net operating loss carry forwards may be subject to annual limitations based on ownership changes in the Company's common stock as provided by in Section 382 of the Internal Revenue Code. At December 31, 2005 approximately $3,000,000 of net operating loss carryforwards were available for Hong Kong income tax purposes that may be carried forward indefinitely.

5.   DERIVATIVE STOCK OPTION AND WARRANT LIABILITY

In October and December 2005, the Company issued 2,156,298 shares of common stock and 4,150,000 options which resulted in the Company's authorized and unissued shares being insufficient to settle all then outstanding and exercisable options and warrants. In February and March 2006, the Company issued an additional 3,802,181 shares of common stock and 2,054,405 options. On March 31, 2006, the Company had issued a total of 30,932,160 shares and exceeded its authorized capital. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the Company has recorded a partial reclassification of outstanding and exercisable options and warrants issuable to non-employees as derivatives. The Company has elected to reclassify options and warrants with the latest maturity date first. During the three months ended March 31, 2006, options and warrants to non-employees with a fair value of $1,493,000 were reclassified. At March 31, 2006, the fair value of all reclassified options and warrants was $4,867,000 resulting in a loss of $2,612,000 during the three months ended March 31, 2006. The reclassified options and warrants have strike prices ranging from $0.30 to $1.50, were granted on various dates between April 2001 and February 2006, and are exercisable on various dates between May 2006 and April 2011.

On February 14, 2006, the Company's Board of Directors (the "Board") approved an amendment to the Company's Articles of Incorporation to increase the Company's authorized common stock to 50,000,000 shares. The increase is subject to shareholder approval which the Company intends to obtain at the Annual Shareholders' Meeting during the third quarter of 2006.

6.   ADVANCES FROM SHAREHOLDERS

At March 31, 2006 the Company owed its chief executive officer $483,828 which reflected a net decrease of $45,653 during the three months then ended. Interest of $5,972 was accrued during the three months ended March 31, 2006. The remaining advances bear interest at a rate of 5% per year and are unsecured.

At March 31, 2006, the Company owed $88,000 to a stockholder for amounts borrowed under short-term loan agreements. These loans bear interest at a rate of 5% per year and are unsecured. The loans were repaid on April 30, 2006.

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

8.   CONTINENCY

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

9.   SALES OF COMMON STOCK

On February 14, 2006, the Company sold 1,818,000 shares of common stock in connection with 4 private placements. The total proceeds to the Company were $999,900. In connection with these sales of shares, the Company granted the same investors options to purchase 1,399,860 shares of common stock and granted to an individual 100,000 shares of common stock as commission for raising capital.

On February 27, 2006, the Company sold 1,818,181 shares of common stock in connection with a private placement. The total proceeds to the Company were $1,000,000. In connection with this sale of shares, the Company granted the same investor an option to purchase 454,545 shares of common stock and granted to an individual 100,000 shares of common stock as commission for raising capital.

On March 9, 2006, the Company issued 166,000 shares of common stock for $69,720 upon exercise of an option and a warrant issued in November 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following Management's Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-QSB. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section titled "Risk Factors" as well as other factors described in our Annual Report on Form 10-KSB for the year ended December 31, 2005. We do not intend to update any such forward-looking statements.

INTRODUCTION

OVERVIEW

In the first quarter of 2006 the Company was mainly active with the continuation and the execution of the international roll out of its 3G products with several telecom operators in Asia, Europe and North America. Due to the standard operating procedures of some of these telecom operators, the launch of some of the products has been delayed.

The Company has signed an exclusive publishing contract with Starwave Mobile, a division of The Walt Disney Company, to distribute and market the games V-girl(TM) and V-boy(TM) in the USA, Canada and the UK.

In the first quarter of 2006 the V-girl game has been successfully been launched in Brunei with B-Mobile and in Taiwan with Taiwan Mobile.

The Company is currently developing further new 3G products, such as massive multi player mobile games. The Company is also in talks with several global media and game companies to license and cross-license intellectual properties.

Even though several of the new products and services have successfully been launched in several countries, there can be no guarantee that these new products and services will contribute substantially to future revenues of the Company.

For the quarter ended March 31, 2006 we reported a net loss of $2,891,518 as compared to $309,541 for the first quarter of 2005. The increase of $2,581,977 is mainly due to losses of $2,612,000 on derivative liabilities.

As of March 31, 2006, we had total assets of $2,206,854 and total liabilities of $7,183,367. As of March 31, 2006, current assets were $2,112,328 as compared to $444,182 at December 31, 2005, and current liabilities were $7,183,367 as compared to $3,185,105 at December 31, 2005.

There were 32 full time employees as of March 31, 2006. The Company also hires temporary staff and interns to support its operations.

As we are in the early phase of the global roll out of the key mobile products in several countries around the world and as we resume R&D and new engineering efforts, results of operations to date are not indicative of our future results of operations. Moreover, we expect to experience significant fluctuations in our future operating results due to a variety of factors. Factors that may affect our operating results include the speed of the expansion of the 3G mobile markets, the general market acceptance of our products, our ability to sell and license our intellectual property, the amount of software consulting we undertake in the future, success in creating and entering into strategic alliances, our mix of product and service sales, our response to competitive pressure, our ability to attract and retain qualified personnel, and our ability to execute business in the Asian and European markets. Gross profit margins will vary from product to product and between products and services and the countries in which we launch our products. Our sales mix may vary from period to period and our gross margins will fluctuate accordingly.

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation plans under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. We adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). At January 1, 2006 and 2005, all outstanding options and warrants were fully vested and no options or warrants were issued to employees during the three months ended March 31, 2006 and 2005. Therefore, there is no stock based compensation during the 3 months ended March 31, 2006 and there was no pro forma expense under SFAS No. 123 during the three months ended March 31, 2005.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

REVENUES: Revenues for the quarter ended March 31, 2006 were $185,223 as compared to $127,015 for the quarter ended March 31, 2005. The increase of revenues of $58,208 or 46% was mainly due to product license fees recognized for newly signed contracts with publishers and operators.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consist of salary and administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the quarter ended March 31, 2006 were $122,287 as compared to $100,864 for the quarter ended March 31, 2005. The increase of $21,423 was primarily due to an increase in legal and accounting fees.

ENGINEERING AND COST OF SALES: These costs generally consist of salary, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Engineering expenses for the quarter ended March 31, 2006 were $225,410 as compared to $223,025 for the quarter ended March 31, 2005. The slight increase of $2,385 was the result of a decrease in traveling expenses and an increase in personnel.

RESEARCH & DEVELOPMENT: Research and development expenses are similar in nature to engineering expenses, but they relate to products in their initial stage and are anticipated to generate revenue at a later date. Research and development expenses for the quarter ended March 31, 2006 were $31,100 as compared to $25,371 for the quarter ended March 31, 2006. The increase of $5,729 was mainly due to an increase in overseas travel.

SALES AND MARKETING: Sales and marketing expenses consist of salary expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expense, traveling and public relations activities. Sales and marketing expenses for the quarter ended March 31, 2006 were $76,390 as compared to $80,975 for the quarter ended March 31, 2005. The decrease of $4,585 was primarily due to the elimination of staff quarter rental in the quarter.

LOSS ON VALUE OF DERIVATIVE LIABILITY: Loss on value of derivative liability of $2,612,000 in the first quarter of 2006 resulted from the fair value of options and warrants reclassified as derivative liabilities being marked to market at March 31, 2006.

OTHER INCOME (EXPENSES): Other income (expenses) are income and expenses that were not generated from normal business activities. Other income (expense) for the quarter ended March 31, 2006 was ($9,554) as compared to ($6,321) for the quarter ended March 31, 2005. The variance of ($3,233) was mainly due to an increase in foreign exchange losses.

LOSS FROM OPERATIONS AND NET LOSS: Loss from operations for the quarter ended March 31, 2006 was $269,964, as compared to loss from operations of $303,220 for the quarter ended March 31, 2005. Th e crease in loss from operations resulted from increased revenue, of $58,208 offset by increased expenses of $24,952. Net loss for the quarter ended March 31, 2006 was $2,891,518 as compared to a loss of $309,541 for the quarter ended March 31, 2005. The increase in the net loss is mainly due to losses of $2,612,000 from derivative liabilities. The basic and diluted net loss per share for the first quarter of 2006 was $0.10 as compared to $0.01 for the quarter ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of March, 2006, we had a working capital deficit of $5,071,039 and a stockholders' deficit of $4,976,513.

In order to fund our cash needs we have borrowed funds from time to time from our chief executive officer, Eberhard Schoeneburg. As of March 31, 2006 we owed our CEO an aggregate amount of $483,828, as compared to $529,481 at December 31, 2005. The advanced funds bear interest at a rate of 5% per year, are unsecured and are due with 6 months notice. On October 1, 2005, the chief executive officer extended his loan until sufficient new funding for pay back is available.

Contractual obligations at March 31, 2006 are as follows:

                                                  Total    Less than 1 year   1 - 3 years
                                                -----------------------------------------
     Operating leases                           $ 81,260       $ 81,260          $  --
     Note payable, officer/stockholder           483,829        483,828             --
     Short term loans payable to stockholders     88,000         88,000             --
                                                --------       --------          -----
                                                $653,089       $653,088          $  --
                                                ========       ========          =====

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

In connection with the claims of $115,000 for certain unpaid wages and vacation pay made by former employees of its former U.S. operations in 2002, the Company received a summary judgment from the Commonwealth of Massachusetts and has accrued $108,000 representing the potential liability for these asserted claims. In January 2005 the Company received a court claim and a default judgment from the pending cases against some of these former US employees. The Company has filed a counter claim and a motion to void the default judgment. The company currently has not increased its liabilities as it believes it can defend its claims and support its counterclaim. The issue is still pending.

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

On March 9, 2006, the Company issued 166,000 shares of common stock for $69,720 being execution of an option for 85,000 shares of common stock and a warrant of 81,000 shares common stock both granted to an individual in November 2001 with an exercise price of $0.42 a share.

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

                              ARTIFICIAL LIFE, INC.

Date: May 15, 2006                           By:   /s/ Eberhard Schoeneburg
                                                --------------------------------
                                             Name:  Eberhard Schoeneburg
                                             Title: Chief Executive Officer and
                                                    Principal Financial Officer