Form 10QSB
period 2006-06-30
ARTIFICIAL LIFE INC
filed 2006-08-14
CIK 1070361

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

State the number of shares of each of the Issuer's classes of common equity, as of the latest practicable date: As of August 11, 2006, there were 30,952,160 shares of Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                              ARTIFICIAL LIFE, INC.

              INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE
                          QUARTER ENDED JUNE, 30, 2006

                                                                                              PAGE
                          PART I-FINANCIAL INFORMATION
Item 1 - Financial Statements (Unaudited)
         Condensed Consolidated Balance Sheet at June 30, 2006...................................3
         Condensed Consolidated Statements of Operations for the
            Three Months and Six Months Ended June 30, 2006 and June 30, 2005....................4
         Condensed Consolidated Statements of Cash Flows for the Six Months Ended
            June 30, 2006 and June 30, 2005 .....................................................5
         Notes to Condensed Consolidated Financial Statements....................................6

Item 2 - Management's Discussion and Analysis ..................................................10

Item 3 - Controls and Procedures................................................................14

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings......................................................................15

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds............................15

Item 3 - Defaults Upon Senior Securities........................................................16

Item 4 - Submission of Matters to a Vote of Security Holders....................................16

Item 5 - Other Information......................................................................16

Item 6 - Exhibits...............................................................................16

Signatures......................................................................................16

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              ARTIFICIAL LIFE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2006
                                   (UNAUDITED)

                         ASSETS
Current assets:
Cash and cash equivalents                                            $  1,188,644
Accounts receivable                                                       330,043
                                                                     ------------
        Total current assets                                            1,518,687
                                                                     ------------

Fixed assets:
Office equipment, net of accumulated depreciation of $10,641                4,807
Computer equipment, net of accumulated depreciation of $65,538             17,758
Leasehold improvements, net of accumulated depreciation of $59,346          5,667
Office furniture, net of accumulated depreciation of $16,548                2,225
                                                                     ------------
                                                                           30,457
                                                                     ------------

Deposits and other assets                                                  69,388
                                                                     ------------


TOTAL ASSETS                                                         $  1,618,532
                                                                     ============

           LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable                                                     $  1,422,112
Note payable - officer/stockholder                                        468,846
Accrued expenses                                                          279,684
Derivative liability                                                    3,712,000
                                                                     ------------
        Total current liabilities                                       5,882,642
                                                                     ------------

Stockholders' equity (deficit):
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding
Common stock, $.01 par value; 30,000,000 shares authorized,
         30,952,160 shares issued and outstanding                         309,522
Additional paid-in capital                                             30,962,974
Notes receivable from stockholders                                        (19,577)
Accumulated deficit                                                   (35,517,029)
                                                                     ------------
        Total stockholders' deficit                                    (4,264,110)
                                                                     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $  1,618,532
                                                                     ============

See accompanying notes to unaudited condensed consolidated financial statements.

                              ARTIFICIAL LIFE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three-month Period Ended        Six-month Period Ended
                                                            June 30,                       June 30,
                                                ----------------------------    ----------------------------
                                                    2006            2005            2006            2005
                                                ------------    ------------    ------------    ------------
Revenues:
Software license agreements                     $    221,532    $     81,579    $    391,755    $    208,594
Application services and other                            --              --          15,000              --
                                                ------------    ------------    ------------    ------------
                                                     221,532          81,579         406,755         208,594
                                                ------------    ------------    ------------    ------------
Operating expenses:
General and administrative                           292,460         115,188         414,747         216,052
Engineering and cost of sales                        259,442         211,482         484,852         434,507
Research and development                              58,141          26,128          89,241          51,499
Sales and marketing                                   62,005          50,365         138,395         131,340
                                                ------------    ------------    ------------    ------------
Total operating expenses                             672,048         403,163       1,127,235         833,398
                                                ------------    ------------    ------------    ------------
Loss from operations                                (450,516)       (321,584)       (720,480)       (624,804)
                                                ------------    ------------    ------------    ------------

Other income (expenses):
Interest expense                                      (6,204)         (7,204)        (13,277)        (12,983)
Other                                                  6,923            (127)          4,442            (669)
Gain/ (loss) on value of derivative liability      1,155,000              --      (1,457,000)             --
                                                ------------    ------------    ------------    ------------
                                                   1,155,719          (7,331)     (1,465,835)        (13,652)
                                                ------------    ------------    ------------    ------------

Net Income (loss)                               $    705,203    $   (328,915)   $ (2,186,315)   $   (638,456)
                                                ============    ============    ============    ============

Net income (loss) per share

Basic                                           $       0.02    $      (0.01)   $      (0.07)   $      (0.03)
                                                ============    ============    ============    ============
Diluted                                         $       0.02    $      (0.01)   $      (0.07)   $      (0.03)
                                                ============    ============    ============    ============

Weighted average shares outstanding

Basic                                             30,944,028      23,895,500      29,861,241      23,657,930
                                                ============    ============    ============    ============
Diluted                                           34,811,325      23,895,500      29,861,241      23,657,930
                                                ============    ============    ============    ============

See accompanying notes to unaudited condensed consolidated financial statements

                              ARTIFICIAL LIFE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Six-month Period Ended
                                                                                   June 30,
                                                                          --------------------------
                                                                              2006           2005
                                                                          -----------    -----------
Cash flows from operating activities:
Net loss                                                                  $(2,186,315)   $  (638,456)
Adjustments to reconcile net loss to net cash used by
        operating activities:
Depreciation and amortization                                                  22,298         38,876
Bad debt expense                                                               72,539          6,460
Interest expense accrued on advances
        from officer/stockholder                                               11,810         11,657
Loss on value of derivative liabilities                                     1,457,000             --
Salary accrued to officer/stockholder                                          12,500         25,000
Increase in accounts receivable, trade                                       (269,620)      (121,999)
Increase in deposits and other assets                                         (28,151)       (16,539)
(Decrease) / increase in accounts payable and accrued expenses               (103,828)        49,738
                                                                          -----------    -----------
Net cash used in operating activities                                      (1,011,767)      (645,263)
                                                                          -----------    -----------
Cash flows from investing activities:
Purchase of fixed assets                                                      (14,685)       (32,346)
                                                                          -----------    -----------
Net cash used in investing activities                                         (14,685)       (32,346)
                                                                          -----------    -----------
Cash flows from financing activities:
Proceeds from issuance of common stock, net                                 2,076,821        649,681
Repayment of advance from officer/stockholder                                 (84,945)        (9,244)
(Repayment) / proceeds of short-term loan payable to stockholder              (88,000)        81,000
                                                                          -----------    -----------
Net cash provided by financing activities                                   1,903,876        721,617
                                                                          -----------    -----------

Net increase in cash and cash equivalents                                     877,424         44,008
Cash and cash equivalents at beginning of period                              311,220        268,429
                                                                          -----------    -----------
Cash and cash equivalents at end of period                                $ 1,188,644    $   312,437
                                                                          ===========    ===========

Supplemental disclosure of non-cash investing and financing activities:

Common stock issuances applied as a reduction of accounts payable         $        --    $     5,174
                                                                          ===========    ===========

Reclassification of options and warrants as derivative liabilities        $ 1,493,000    $        --
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

Operating results for the three months ended June 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company's annual Report on Form 10-KSB for the year ended December 31, 2005.

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). At January 1, 2006 and 2005, all outstanding options and warrants were fully vested and no options or warrants were issued to employees during the three months ended June 30, 2006. Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation plans under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). 300,000 options were granted to the chief executive officer; 500,000 options were granted to 3 directors, 200,000 warrants were granted to a director and 625,000 options were granted to 6 employees during the 3-month period ended June 30, 2005. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

                                        Three Months            Six Months
                                     Ended June 30, 2005   Ended June 30, 2005
                                     -------------------   -------------------
Net loss, as reported                     $(328,915)            $(638,456)
Deduct: Total stock-based employee
compensation expense determined
under fair value based method              (305,500)             (305,500)
                                          ---------             ---------

Pro forma net loss                        $(634,415)            $(943,956)
                                          =========             =========
Loss per share:

         Basic - as reported              $   (0.01)            $   (0.03)
                                          =========             =========
         Basic - pro forma                $   (0.03)            $   (0.04)
                                          =========             =========

At June 30, 2006, the Company had outstanding and exercisable options and warrants to purchase 4,820,000 shares of common stock under the Plan as follows:

Outstanding and exercisable options issued to employees:             4,620,000
Weighted average exercise price:                                     $0.58
Aggregate intrinsic value:                                           $850,188
Weighted average remaining contractual term                          1.37 years

Outstanding and exercisable warrants issued to employees:            200,000
Weighted average exercise price:                                     $0.40
Aggregate intrinsic value:                                           $49,600
Weighted average remaining contractual term                          0.82 years

3.   NET INCOME / (LOSS) PER SHARE

Basic net income / (loss) per share is calculated based on the weighted average number of common shares outstanding for the three and six month periods ended June 30, 2006 and 2005. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method.

For all periods presented, except for the three months ended June 30, 2006, the basic and diluted loss per share is the same, as the impact of potential dilutive common shares is anti-dilutive. The following table sets forth the computation of fully diluted shares for the three months ended June 30, 2006:

Shares used in basic per share calculation:                           30,944,028
Effect of dilutive securities
       Stock options                                                   3,747,297
       Warrants                                                          120,000
                                                                      ----------
Shares used in dilutive per share calculation                         34,811,325
                                                                      ==========

4.   INCOME TAXES

There is no provision for income taxes for the three and six months ended June 30, 2006. During the six months ended June 30, 2006, the Company reported a net loss of $2,186,315 and at December 31, 2005, the Company had approximately $24,200,000 of federal and state net operating loss carry forwards expiring through 2022 and 2006, for U.S. income tax purposes. The net operating loss carry forwards may be subject to annual limitations based on ownership changes in the Company's common stock as provided by in Section 382 of the Internal Revenue Code. At December 31, 2005 approximately $3,000,000 of net operating loss carryforwards were available for Hong Kong income tax purposes that may be carried forward indefinitely.

5.   DERIVATIVE STOCK OPTION AND WARRANT LIABILITY

In October and December 2005, the Company issued 2,156,298 shares of common stock and 4,150,000 options which resulted in the Company's authorized and unissued shares being insufficient to settle all then outstanding and exercisable options and warrants. In February and March 2006, the Company issued an additional 3,802,181 shares of common stock and 2,054,405 options. In May 2006, the Company issued an additional 20,000 shares of common stock. On June 30, 2006, the Company had issued a total of 30,952,160 shares and exceeded its authorized capital. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the Company has recorded a partial reclassification of outstanding and exercisable options and warrants issuable to non-employees as derivatives. The Company has elected to reclassify options and warrants with the latest maturity date first. During the three and six months ended June 30, 2006, options and warrants to non-employees with a fair value of $0 and $1,493,000, respectively, were reclassified. At June 30, 2006, the fair value of all reclassified options and warrants was $3,712,000 resulting in gains(losses) of $1,155,000 and ($1,457,000) during the three and six months ended June 30, 2006, respectively. The reclassified options and warrants have strike prices ranging from $0.30 to $1.50, were granted on various dates between April 2001 and February 2006, and are exercisable on various dates between December 2006 and April 2011.

The Company has proposed an amendment to the Company's Articles of Incorporation to increase the Company's authorized common stock to 130,000,000 shares. The increase is subject to shareholder approval which the Company intends to obtain at the Annual Shareholders' Meeting during the third quarter of 2006.

6.   ADVANCES FROM SHAREHOLDERS

At June 30, 2006 the Company owed its chief executive officer $468,846 which reflected a net decrease of $14,982 during the three months then ended. Interest of $5,837 was accrued during the three months ended June 30, 2006. The remaining advances bear interest at a rate of 5% per year and are unsecured.

On April 30, 2006, the Company repaid an amount of $88,000 owed to a stockholder for amounts borrowed under a short-term loan agreement. These loans bore interest at a rate of 5% per year and were unsecured.

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

9.   SALES OF COMMON STOCK

On May 8, 2006, the Company issued 20,000 shares of common stock for $7,200 upon the exercise of an option issued in December 2005.

10.  SUBSEQUENT EVENT

Under a new executive employment Agreement dated July 1, 2006 we have agreed to employ Eberhard Schoneburg as president, chief executive officer and chairman of the Board. This employment agreement expires on December 31, 2009. This agreement also provides for an initial annual base salary of $120,000, and certain performance bonuses. If Mr. Schoneburg's employment is terminated without cause he will be entitled to receive a lump sum payment of equivalent to 18 months of base salary, bonuses and other benefits to which he is entitled under the employment agreement. If his employment is terminated in connection with a change of control, Mr. Schoneburg will be entitled to termination payments based on a 36 month period.

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

INTRODUCTION

OVERVIEW

In the second quarter of 2006 the Company was primarily active with the continuation and the execution of the international roll out of its 2.5G and 3G products with several telecom operators in Asia, Europe and North America. Due to the standard operating procedures of some of these telecom operators, the launch of some of the products has been delayed.

In the first quarter of 2006 the Company signed an exclusive publishing contract with Starwave Mobile, a division of The Walt Disney Company, to distribute and market the games V-girl(TM) and V-boy(TM) in the USA, Canada and the UK.

In the second quarter of 2006 a new version of the V-girl(TM) game was announced and the 2.5G and 3G versions of the V-boy(TM) game have been released as well as a 2.5G version of the Virtual Penguins(TM) game.

In June 2006 the Company also launched an m-commerce website portal:
WWW.BOTME.COM. This Internet portal allows the Company to sell mobile products directly to end users globally.

In the second quarter of 2006 the Company also signed the first pre-installment contract to allow mobile games to be pre-installed in mobile phones when they are sold to customers.

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

For the quarter ended June 30, 2006 we reported net income of $705,203 as compared to a net loss of $328,915 for the second quarter of 2005. The change from a loss to an income is primarily due to increased revenues and to the gain of $1,155,000 on the value of derivative liabilities.

For the six months ended June 30, 2006 we reported a net loss of $2,186,315 as compared to $638,456 for the first half of 2005. The increase is primarily due to losses of $1,457,000 on derivative liabilities.

As of June 30, 2006, we had total assets of $1,618,532 and total liabilities of $5,882,642. As of June 30, 2006, current assets were $1,518,687 as compared to $2,112,328 at March 31, 2006, and current liabilities were $5,882,642 as compared to $7,183,367 at March 31, 2006.

There were 34 full time employees as of June 30, 2006. The Company also hires temporary staff and interns to support its operations.

As we are still in the early phase of the global roll out of the key mobile products in several countries around the world and as we resume R&D and new engineering efforts, results of operations to date are not indicative of our future results of operations. Moreover, we expect to experience significant fluctuations in our future operating results due to a variety of factors. Factors that may affect our operating results include the speed of the expansion of the 3G mobile markets, the general market acceptance of our products, our ability to sell and license our intellectual property, the amount of software consulting we undertake in the future, success in creating and entering into strategic alliances, our mix of product and service sales, our response to competitive pressure, our ability to attract and retain qualified personnel, and our ability to execute business in the Asian and European markets. Gross profit margins will vary from product to product and between products and services and the countries in which we launch our products. Our sales mix may vary from period to period and our gross margins will fluctuate accordingly.

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation plans under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. We adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). At January 1, 2006 and 2005, all outstanding options and warrants were fully vested and no options or warrants were issued to employees during the three months ended June 30, 2006 and there were 300,000 options granted to the chief executive officer; 500,000 options granted to 3 directors, 200,000 warrants granted to a director and 625,000 options granted to 6 employees during the 3-month period ended June 30, 2005.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

REVENUES: Revenues for the quarter ended June 30, 2006 were $221,532 as compared to $81,579 for the quarter ended June 30, 2005. The increase of revenues of $139,953 or 172% was primarily due to product license fees recognized for newly signed contracts and revenues derived from mobile operators.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consist of salary for administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the quarter ended June 30, 2006 were $292,460 as compared to $115,188 for the quarter ended June 30, 2005. The increase of $177,272 was primarily due to an increase in recruiting expenses, legal and accounting fees.

ENGINEERING AND COST OF SALES: These costs generally consist of salary, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Engineering expenses for the quarter ended June 30, 2006 were $259,442 as compared to $211,482 for the quarter ended June 30, 2005. The increase of $47,960 was mainly the result of an increase in traveling expenses and an increase in personnel.

RESEARCH & DEVELOPMENT: Research and development expenses are similar in nature to engineering expenses, but they relate to products in their initial stage and are anticipated to generate revenue at a later date. Research and development expenses for the quarter ended June 30, 2006 were $58,141 as compared to $26,128 for the quarter ended June 30, 2005. The increase of $32,013 was mainly due to an increase in overseas travel.

SALES AND MARKETING: Sales and marketing expenses consist of salary expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expense, traveling and public relations activities. Sales and marketing expenses for the quarter ended June 30, 2006 were $62,005 as compared to $50,365 for the quarter ended June 30, 2005. The increase of $11,640 was primarily due to the increase in traveling expenses and an increase in personnel.

GAIN / (LOSS) ON VALUE OF DERIVATIVE LIABILITY: Gain on value of derivative liability of $1,155,000 in the second quarter of 2006 resulted from the fair value of options and warrants reclassified as derivative liabilities being marked to market at June 30, 2006.

OTHER INCOME (EXPENSES): Other income (expenses) are income and expenses that were not generated from normal business activities. Other income (expense) for the quarter ended June 30, 2006 was $719 as compared to ($7,331) for the quarter ended June 30, 2005. The variance of $8,050 was mainly due to an increase in foreign exchange transaction gains.

LOSS FROM OPERATIONS AND NET INCOME (LOSS): Loss from operations for the quarter ended June 30, 2006 was $450,516 as compared to loss from operations of $321,584 for the quarter ended June 30, 2005. The increase in loss from operations resulted from increased expenses of $268,885. Net income for the quarter ended June 30, 2006 was $705,203 as compared to a loss of $328,915 for the quarter ended June 30, 2005. The change from a net loss to a net income is mainly due to the gain of $1,155,000 on the value of derivative liabilities. The basic and diluted net income/(loss) per share for the second quarter of 2006 was $0.02 as compared to ($0.01) for the quarter ended June 30, 2005.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

REVENUES: Revenues for the six month period ended June 30, 2006 were $406,755 as compared to $208,594 for the six month period June 30, 2005. The increase of revenues of $198,161 or 95% was primarily due to product license fees recognized for newly signed contracts and revenues generated from mobile operators.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consist of salary for administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the six month period ended June 30, 2006 were $414,747 as compared to $216,052 for the six month period ended June 30, 2005. The increase of $198,695 was primarily due to an increase in recruiting expenses, legal and accounting fees.

ENGINEERING AND COST OF SALES: These costs generally consist of salary, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Engineering expenses for the six month period ended June 30, 2006 were $484,852 as compared to $434,507 for the six month period ended June 30, 2005. The increase of $50,345 was the result of an increase in traveling expenses and an increase in personnel.

RESEARCH & DEVELOPMENT: Research and development expenses are similar in nature to engineering expenses, but they relate to products in their initial stage and are anticipated to generate revenue at a later date. Research and development expenses for the six month period ended June 30, 2006 were $89,241 as compared to $51,499 for the six month period ended June 30, 2005. The increase of $37,742 was mainly due to an increase in overseas travel.

SALES AND MARKETING: Sales and marketing expenses consist of salary expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expense, traveling and public relations activities. Sales and marketing expenses for the six month period ended June 30, 2006 were $138,395 as compared to $131,340 for the quarter ended June 30, 2005. The increase of $7,055 was primarily due to an increase in traveling expenses and an increase in personnel.

GAIN / (LOSS) ON VALUE OF DERIVATIVE LIABILITY: Loss on value of derivative liability of $1,457,000 in the six months ended June 30, 2006 resulted from the fair value of options and warrants reclassified as derivative liabilities being marked to market at June 30, 2006.

OTHER EXPENSES: Other expenses are expenses that were not generated from normal business activities. Other expenses for the quarter ended June 30, 2006 were $8,835 as compared to $13,652 for the quarter ended June 30, 2005. The decrease of $4,817 was mainly due to an increase in foreign exchange transaction gains.

LOSS FROM OPERATIONS AND NET INCOME / (LOSS): Loss from operations for the six month ended June 30, 2006 was $720,480 as compared to loss from operations of $624,804 for the six month period ended June 30, 2005. The increase in loss from operations resulted from increased expenses of $293,837. Net loss for the six month period ended June 30, 2006 was $2,186,315 as compared to a net loss of $638,456 for the six month period ended June 30, 2005. The increase of $1,547,859 is mainly due to the loss of $1,457,000 on derivative liabilities. The basic and diluted net loss per share for the six month period ended June 30, 2006 was $0.07 as compared to $0.03 for the six month period ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of June, 2006, we had a working capital deficit of $4,363,955 and a stockholders' deficit of $4,264,110.

In order to fund our cash needs we have borrowed funds from time to time from our chief executive officer, Eberhard Schoeneburg. As of June 30, 2006 we owed our CEO an aggregate amount of $468,846, as compared to $483,828 at March 31, 2006. The advanced funds bear interest at a rate of 5% per year, are unsecured and are due with 6 months notice. On October 1, 2005, the chief executive officer extended his loan until sufficient new funding for repayment is available.

Contractual obligations at June 30, 2006 are as follows:

                                      Total    Less than 1 year     1 - 3 years
                                    --------   ----------------     -----------
Operating leases                    $ 48,756       $ 48,756            $  --
Note payable, officer/stockholder    468,846        468,846               --
                                    --------       --------            -----
                                    $517,602       $517,602            $  --
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

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On June 8, 2001, we filed for bankruptcy protection for Artificial Life Deutschland in the Insolvenzgericht Frankfurt. As of the date of the bankruptcy filing, Artificial Life Deutschland owed $543,010 including funds owed to Dresdner Bank pursuant to a bank overdraft line and funds owed to other creditors. These proceedings are currently still pending. However, the Company does not expect any liabilities from these proceeding.

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

ITEM 2 - CHANGES IN SECURITIES

On May 8, 2006, the Company issued 20,000 shares of common stock for $7,200 being execution of an option for 20,000 out of 100,000 shares of common stocks granted to an employee in December 2005 with an exercise price of $0.36 a share.

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

                                             ARTIFICIAL LIFE, INC.

Date: August 14, 2006                        By: /s/ Eberhard Schoeneburg
                                                 -------------------------------
                                             Name:   Eberhard Schoeneburg
                                             Title:  Chief Executive Officer and
                                                     Principal Financial Officer