Form 10QSB
period 2006-09-30
ARTIFICIAL LIFE INC
filed 2006-11-14
CIK 1070361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

         ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2006

         ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________

Commission file number 000-17053

ARTIFICIAL LIFE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	04-3253298
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Artificial Life, Inc.

26/F., 88 Hing Fat Street

Causeway Bay

Hong Kong

(Address of principal executive offices)

(+852) 3102 2800

Issuer's telephone number

China Online Center, Suite 4601

333 Lockhart Road

Wanchai, Hong Kong

(Former name, former address and former fiscal year,

if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares of each of the Issuer's classes of common equity, as of the latest practicable date: As of November 14, 2006, there were 32,947,160 shares of Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

ARTIFICIAL LIFE, INC.

INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE

QUARTER ENDED SEPTEMBER, 30, 2006

PAGE

PART I-FINANCIAL INFORMATION

Item 1 – Financial Statements (Unaudited)

Condensed Consolidated Balance Sheet at September 30, 2006	2

Condensed Consolidated Statements of Operations for the

Three Months and Nine Months Ended September 30, 2006 and September 30, 2005	3
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2006 and September 30, 2005	4
Notes to Condensed Consolidated Financial Statements	5

Item 2 – Management’s Discussion and Analysis or Plan of Operation	10

Item 3 – Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	16

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3 - Defaults Upon Senior Securities	16

Item 4 - Submission of Matters to a Vote of Security Holders	16

Item 5 - Other Information	17

Item 6 – Exhibits.	18

Signatures	18

PART I	FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTIFICIAL LIFE, INC.

CONDENSED CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2006

(UNAUDITED)

	ASSETS
Current assets:
Cash and cash equivalents		$654,375
Accounts receivable		195,383
Prepaid expenses		45,000
		----------------
Total current assets		894,758
		----------------

Fixed assets:

Office equipment, net of accumulated depreciation of $11,421	6,610
Computer equipment, net of accumulated depreciation of $72,756	17,538
Leasehold improvements, net of accumulated depreciation of $62,136	2,878
Office furniture, net of accumulated depreciation of $17,660	1,112
----------------
28,138
----------------

Prepaid expenses, non current	128,933
Deposits and other assets	93,271
----------------
222,204
----------------

TOTAL ASSETS	$1,145,100
=========

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities:

Accounts payable	$1,440,931
Note payable – officer/stockholder	421,194
Accrued expenses	363,616
-----------------
Total current liabilities	2,225,741
-----------------

Stockholders’ equity (deficit):

Preferred stock, $.01 par value; 5,000,000 shares authorized,

no shares issued and outstanding

Common stock, $.01 par value; 130,000,000 shares authorized,

30,952,160 shares issued and outstanding 309,522
Additional paid-in capital	32,670,974
Notes receivable from stockholders	(19,577)
Accumulated deficit	(34,041,560)
-----------------
Total stockholders’ deficit	(1,080,641)
-----------------
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,145,100
==========

See accompanying notes to unaudited condensed consolidated financial statements	.	m

ARTIFICIAL LIFE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

Three-month Period Ended	Nine-month Period Ended
September 30,		September 30,
------------------------		-------------------------
2006	2005	2006	2005

Revenues:

Software license agreements	$189,697	$36,137		$581,452	$244,731
Application services and other	-	1,500	15,000	1,500
	--------------	--------------	--------------	-------------
	189,697	37,637	596,452	246,231
	--------------	--------------	--------------	-------------

Operating expenses:

General and administrative	257,915	95,782	672,662	311,834
Engineering and cost of sales	266,559	205,911	751,411	640,418
Research and development	76,168	27,236	165,409	78,735
Sales and marketing	120,672	40,511	259,067	171,851
--------------	--------------	--------------	--------------
Total operating expenses	721,314	369,440	1,848,549	1,202,838
--------------	--------------	--------------	--------------
Loss from operations	(531,617)	(331,803)	(1,252,097)	(956,607)
--------------	--------------	--------------	--------------

Other income (expenses):

Interest expense	(5,221)	(9,223)	(18,498)	(22,206)
Other	8,307	(295)	12,749	(964)
Gain on value of derivative liability	2,004,000	-	547,000	-
--------------	--------------	--------------	--------------
2,007,086	(9,518)	541,251	(23,170)
--------------	--------------	--------------	--------------

Net income (loss)	$1,475,469	$(341,321)	$(710,846)	$(979,777)
	=========	=========	=========	=========

Net income (loss) per share

Basic	$0.05	$(0.01)	$(0.02)	$(0.04)
	========	=========	=========	========
Diluted	$0.04	$(0.01)	$(0.02)	$(0.04)
	========	=========	=========	========

Weighted average shares outstanding

Basic	30,952,160	24,973,681	30,228,877	24,101,293
=========	=========	=========		========
Diluted	33,599,760	24,973,681	30,228,877	24,101,293
=========	=========	=========		========

See accompanying notes to unaudited condensed consolidated financial statements

ARTIFICIAL LIFE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Nine-month Period Ended
September 30,
-------------------------------------
2006	2005

Cash flows from operating activities:

Net loss	$(710,846)	$(979,777)

Adjustments to reconcile net loss to net cash used by

operating activities:
Depreciation and amortization	34,198	57,501
Bad debt expense	72,539	6,460

Interest expense accrued on advances

from officer/stockholder	17,031	18,242
Gain on value of derivative liabilities	(547,000)	--
Salary accrued to officer/stockholder	58,667	37,500
Increase in accounts receivable, trade	(134,960)	(98,516)
Increase in deposits and other assets	(225,966)	(17,592)
Increase in accounts payable and accrued expenses	(1,077)	28,146
--------------		--------------
Net cash used in operating activities	(1,437,414)	(948,036)
--------------		--------------

Cash flows from investing activities:

Purchase of fixed assets	(24,266)	(38,450)
--------------	--------------
Net cash used in investing activities	(24,266)	(38,450)
--------------	--------------

Cash flows from financing activities:

Proceeds from issuance of common stock, net	2,076,820	649,861
Advance / (repayment) of officer/stockholder	(183,985)	28,047
(Repayment) / proceeds of short-term loan payable to stockholder	(88,000)	81,000
--------------		--------------
Net cash provided by financing activities	1,804,835	758,908
--------------		--------------

Net increase / (decrease) in cash and cash equivalents	343,155	(227,578)
Cash and cash equivalents at beginning of period	311,220	268,429
	--------------	--------------
Cash and cash equivalents at end of period	$654,375	$40,851
==========	==========

Supplemental disclosure of non-cash investing and financing activities:

Common stock issuances applied as a reduction of accounts payable	$--	$5,174
	==========	==========

Reclassification of options and warrants as derivative liabilities	$1,493,000	$--
	==========	==========

Reclassification of derivative liabilities to equity	$1,708,000	$--
	==========	==========

See accompanying notes to unaudited condensed consolidated financial statements.

ARTIFICIAL LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Artificial Life, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statement presentation. The consolidated financial statements include the accounts of the Company, and it’s wholly owned subsidiaries: Artificial Life Ventures, Inc. (“Artificial Life Ventures”), Artificial Life USA, Inc. (“Artificial Life USA”), Artificial Life Mobile Computing, Inc. (“Artificial Life Mobile Computing”) and Artificial Life Asia Limited (“Artificial Life Asia”). All significant inter-company balances and transactions have been eliminated in consolidation.

Operating results for the three months ended September 30, 2006 are not necessarily indicative of results that may be expected for the year ending December 31, 2006. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company’s annual Report on Form 10-KSB for the year ended December 31, 2005.

The financial information included in this report has been prepared in conformity with the accounting policies reflected in the financial statements included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

2.	STOCK BASED COMPENSATION

On April 1, 1998, the Company adopted the 1998 Equity Incentive Plan (the "Plan") which, as amended, provides for the issuance of both non-statutory and incentive stock options to employees, officers, directors and consultants of the Company. On February 14, 2006, the Board approved an amendment to the Plan to increase the number of shares reserved under the Plan from 3,700,000 shares of common stock to 20,000,000 shares of common stock. On September 22, 2006, the Company’s stockholders approved amendments to the Plan including an increase in the number of shares reserved for issuance under the Plan to 40,000,000 shares. All options issued under the 1998 Plan vested before December 31, 2005.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). At January 1, 2006 and 2005, all outstanding options were fully vested and no options were issued to employees during the three months ended September 30, 2006 and 2005. Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation plans under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123:

	Three Months	Nine Months
Ended September 30, 2005	Ended September 30, 2005
-----------------------------		-----------------------------
Net loss, as reported	$(341,321)	$(979,777)

Deduct: Total stock-based employee

compensation expense determined

under fair value based method	--	(305,500)
	--------------	---------------
Pro forma net loss	$(341,321)	$(1,285,277)
	=========	=========

Loss per share:

Basic – as reported	$(0.01)	$(0.04)
	=========	=========
Basic – pro forma	$(0.01)	$(0.05)
	=========	=========

At September 30, 2006, the Company had outstanding and exercisable options to purchase 3,815,000 shares of common stock under the Plan issued to employees as follows:

Outstanding and exercisable options issued to employees:	3,815,000
Weighted average exercise price:	$0.57
Aggregate intrinsic value:	$320,328
Weighted average remaining contractual term	1.31 years

Outstanding and exercisable warrants issued to employees:	200,000
Weighted average exercise price:	$0.40
Aggregate intrinsic value:	$49,600
Weighted average remaining contractual term	0.57 years

3.	NET INCOME / (LOSS) PER SHARE

Basic net income / (loss) per share is calculated based on the weighted average number of common shares outstanding for the three and nine month periods ended September 30, 2006 and 2005. Diluted earning per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method.

For all periods presented, except for the three months ended September 30, 2006, the basic and diluted loss per share is the same, as the impact of potential dilutive common shares is anti-dilutive. The following table sets forth the computation of fully diluted shares for the three months ended September 30, 2006:

Three Months
Ended September 30, 2006
-----------------------------
Shares used in basic per share calculation:	30,952,160

Effect of dilutive securities

Stock options	2,527,600
Warrants	120,000
------------
Shares used in dilutive per share calculation	33,599,760
========

4.	INCOME TAXES

There is no provision for income taxes for the three and nine months ended September 30, 2006. During the nine months ended September 30, 2006, the Company reported a net loss of $710,846 and at December 31, 2005, the Company had approximately $24,200,000 of federal and state net operating loss carry forwards expiring through 2022 and 2006, for U.S. income tax purposes. The net operating loss carry forwards may be subject to annual limitations based on ownership changes in the Company’s common stock as provided by in Section 382 of the Internal Revenue Code. At December 31, 2005 approximately $3,000,000 of net operating loss carryforwards were available for Hong Kong income tax purposes that may be carried forward indefinitely.

5.	DERIVATIVE STOCK OPTION AND WARRANT LIABILITY

In October and December 2005, the Company issued 2,156,298 shares of common stock and 4,150,000 options which resulted in the Company’s authorized and unissued shares being insufficient to settle all then outstanding and exercisable options and warrants. In February and March 2006, the Company issued an additional 3,802,181 shares of common stock and 2,054,405 options. In May 2006, the Company issued an additional 20,000 shares of common stock. On June 30, 2006, the Company had issued a total of 30,952,160 shares and exceeded its authorized capital. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the Company has recorded a partial reclassification of outstanding and exercisable options and warrants issuable to non-employees as derivatives. The Company has elected to reclassify options and warrants with the latest maturity date first. During the three and nine months ended September 30, 2006, options and warrants to non-employees with a fair value of $0 and $1,493,000, respectively, were reclassified as derivatives. The reclassified options and warrants have strike prices ranging from $0.30 to $1.50, were granted on various dates between April 2001 and February 2006, and are exercisable on various dates between December 2006 and April 2011.

During the Annual Meeting of Stockholders held on September 22, 2006, an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from the then 30 million shares to 130 million shares was approved. On September 22, 2006, options and warrants classified as derivatives with a then fair value of $1,708,000 were reclassified to equity. During the three and nine months ended September 30, 2006, gains of $2,004,000 and $547,000, respectively, on the fair value of derivatives were recognized.

6.	ADVANCES FROM SHAREHOLDERS

At September 30, 2006 the Company owed its chief executive officer $421,194 which reflected a net decrease of $47,651 during the three months then ended. Interest of $5,221 was accrued during the three months ended September 30, 2006. The remaining advances bear interest at a rate of 5% per year and are unsecured.

On November 7, 2006, the Company converted $200,000 of advances from its chief executive officer into 250,000 shares of common stock and warrants to purchase 62,500 shares of common stock. The warrants are exercisable at $1.20 per share through November 2008.

7.	SEGMENT INFORMATION

The Company markets and supports “intelligent software robots,” software programs and applications, mobile phone games and applications and related intellectual property. The products target web applications as well as mobile phone platforms. Products have the form of applications as well as enabling technology for the Internet and mobile devices. The Company believes that it currently operates in one main business segment: intelligent agents/smart bots for Internet and mobile platforms.

8.	COMMITMENTS AND CONTINGENCY

In June 2001, Artificial Life Deutschland AG, a former subsidiary of the Company, entered into bankruptcy and dissolution proceedings. The proceedings were concluded in October 2006 and resulted in no additional liabilities to the Company.

In August 2006, the Company entered into a three-year office lease with monthly charge of approximately $10,385 per month.

9.	SUBSEQUENT EVENT

In October 2006, the Company entered into a two-year licensing arrangement to develop a series of mobile games based on certain US television programs owned by a third party. Under the terms of the license agreement, the Company will be entitled to retain either 50% or 40% of net revenues from the sale of licensed games and other products depending on the distribution channel, the party generating the sale and the product classification. The Company is required to make certain minimum payments for the license rights to the television programs, including payments of $200,000 in the fourth quarter of 2006, $400,000 on January 1, 2007 and $500,000 on January 1, 2008. These payments will be considered an advance against future revenues attributable to the licensor. Revenue share will be payable by the Company on a quarterly basis after amounts advanced have been earned by the licensor.

On November 1, 2006, the Company sold 125,000 shares of common stock for $0.80 a share to a private investor and granted warrants to purchase 31,250 shares of common stock for $1.20 per share to the same investor. The Company paid commission of $8,000 and net proceeds to the Company were $92,000. The warrants are exercisable through November 2008.

On November 3, 2006, the Company sold 800,000 shares of common stock for $0.80 a share to a private investor and granted warrants to purchase 800,000 shares of common stock for $1.20 per share to the same investor.. The Company paid $32,000 cash and issued 40,000 shares valued at $0.80 each as commissions in connection with this transaction. Net proceeds to the Company were $608,000. The warrants are exercisable through November 2008.

On November 7, 2006, the Company converted $200,000 of advances from its chief executive officer into 250,000 shares of common stock for $0.80 per share and granted its chief executive officer warrants to purchase 62,500 shares of common stock for $1.20 per share. The warrants are exercisable through November 2008.

On November 9, 2006, the Company sold 125,000 shares of common stock for $0.80 a share to an investor and granted warrants to purchase 31,250 shares of common stock for $1.20 per share. Net proceeds to the Company were $100,000. The Company issued 20,000 shares valued at $0.80 each as commissions in connection with this transaction. The warrants are exercisable through November 2008.

On November 9, 2006, the Company sold 200,000 shares of common stock for $0.80 a share to a private investor and granted warrants to purchase 100,000 shares of common stock for $1.20 per share to the same investor. Net proceeds to the Company were $160,000. The warrants are exercisable through November 2008.

On November 11, 2006, the Company sold 312,500 shares of common stock for $0.80 a share to a private investor and granted warrants to purchase 78,125 shares of common stock for $1.20 per share to the same investor. Net proceeds to the Company were $250,000. The warrants are exercisable through November 2006.

On November 14, 2006, the Company sold 60,000 shares of common stock for $0.80 a share to a private investor and granted warrants to purchase 15,000 shares of common stock for $1.20 per share to the same investor. Net proceeds to the Company were $48,000. The warrants are exercisable through November 2006.

On November 14, 2006, the Company sold 625,000 shares of common stock for $0.80 a share to a private investor and granted warrants to purchase 156,250 shares of common stock for $1.20 per share to the same investor. Net proceeds to the Company were $500,000. The warrants are exercisable through November 2008.

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

INTRODUCTION

OVERVIEW

In the third quarter of 2006 the Company was mainly active with the continuation and the execution of the international roll out of its 2.5G and 3G products with several telecom operators in Asia, Europe and North America. Due to the standard operating procedures of some of these telecom operators, the launch of some of the products has been delayed.

The Company has signed an exclusive licensing agreement with a division of CBS to develop 2G and 3G games based on a popular USA television series. The Company has agreed to develop eight games through the end of license period in 2008.

In July 2006 the Company announced an agreement with the largest Polish telecom operator to launch several of the Company’s 2G and 3G games in Poland.

In September 2006 the Company announced the upcoming launch of its new interactive cartoon technology and multi player mobile game ToonMates™.

In September 2006 the Company announced a partnership with Greystripe Inc. to launch in-game advertisement sponsored product sales.

In September 2006 the Company announced the expansion of its business relationship with B-Mobile, a telecom operator in Brunei, to launch V-Boy ™ and V-Penguin ™ in Brunei.

In September 2006 the Company announced that it is now able to deliver its games pre-installed on certain Sony Ericsson™ phones in the Hong Kong and Macau markets.

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

For the quarter ended September 30, 2006 we reported a loss from operation of $531,617 compared to a loss from operations of $331,803 for the third quarter of 2005. Our net income for the third quarter of 2006 was $1,475,469 as compared to a net loss of $341,321 for the third quarter of 2005. The change from a loss to an income is mainly due to increased revenues and to the gain of $2,004,000 on the value of derivative liabilities.

For the nine months ended September 30, 2006 we reported a loss from operations of $1,252,097 compared to a loss from operations of $956,607 for the nine months ended September 30, 2005. Our net loss was $710,846 as compared to $979,777 for the nine months ended September 30, 2005. The decrease is mainly due to increased revenues and to a gain of $547,000 on the value of derivative liabilities.

As of September 30, 2006, we had total assets of $1,145,100 and total liabilities of $2,225,741. As of September 30, 2006, current assets were $894,758 as compared to $1,518,687 at June 30, 2006, and current liabilities were $2,225,741 as compared to $5,882,642 at June 30, 2006.

There were 34 full time employees as of September 30, 2006. The Company also hires temporary staff and interns to support its operations.

As we are still in the early phase of the global roll out of the key mobile products in several countries around the world and as we resume R&D and new engineering efforts, results of operations to date may not be indicative of our future results of operations. Moreover, we expect to experience significant fluctuations in our future operating results due to a variety of factors. Factors that may affect our operating results include the speed of the expansion of the 3G mobile markets, the general market acceptance of our products, our ability to sell and license our third party intellectual property, the increasing diversity and number of mobile phone handset types, the amount of software consulting we undertake in the future, success in creating and entering into strategic alliances, our mix of product and service sales, our response to competitive pressure, our ability to attract and retain qualified personnel, and our ability to execute business in the Asian and European markets. Gross profit margins will vary from product to product and between products and services and the countries in which we launch our products. Our sales mix may vary from period to period and our gross margins will fluctuate accordingly.

To further improve the generation of revenues from the roll out of our mobile technology, we are seeking additional financing to increase liquidity and capital resources. In February and March 2006, the Company issued 3,802,181 shares of common stock resulting in total proceeds to the Company of approximately $2.1 million. Management believes that these proceeds, together with additional sales of common stock and warrants in November of 2006 and any cash flows generated from operating revenues will be sufficient to fund the Company’s operations and working capital needs at least through September 30, 2007.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation plans under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. We adopted the disclosure-only provision of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). At January 1, 2006 and 2005, all outstanding options and warrants were fully vested. There were 300,000 options granted to the chief executive officer; 500,000 options granted to 3 directors, 200,000 warrants granted to a director and 625,000 options granted to 6 employees during the 3-month period ended June 30, 2005. No options or warrants were granted to employees during the three months ended September 30, 2006 and 2005.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

REVENUES: Revenues for the quarter ended September 30, 2006 were $189,697 as compared to $37,637 for the quarter ended September 30, 2005. The increase of revenues of $152,060 or 404% was mainly due to product license fees recognized for newly signed contracts and revenues derived from mobile operators.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consist of salary for administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the quarter ended September 30, 2006 were $257,915 as compared to $95,782 for the quarter ended September 30, 2005. The increase of $162,133 was primarily due to an increase in recruiting expenses, legal and accounting fees.

ENGINEERING AND COST OF SALES: These costs generally consist of salary, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Engineering expenses for the quarter ended September 30, 2006 were $266,559 as compared to $205,911 for the quarter ended September 30, 2005. The increase of $60,648 was mainly the result of an increase in traveling expenses and an increase in personnel costs.

RESEARCH & DEVELOPMENT: Research and development expenses are similar in nature to engineering expenses, but they relate to products in their initial stage and are anticipated to generate revenue at a later date. Research and development expenses for the quarter ended September 30, 2006 were $76,168 as compared to $27,236 for the quarter ended September 30, 2006. The increase of $48,932 was mainly due to an increase in development related overseas travel.

SALES AND MARKETING: Sales and marketing expenses consist of salary expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expense, traveling and public relations activities. Sales and marketing expenses for the quarter ended September 30, 2006 were $120,672 as compared to $40,511 for the quarter ended September 30, 2005. The increase of $80,161 was primarily due to an increase in traveling expenses and an increase in personnel costs.

GAIN / (LOSS) ON VALUE OF DERIVATIVE LIABILITY: Gain on value of derivative liability of $2,004,000 in the third quarter of 2006 resulted from the fair value of options and warrants classified as derivative liabilities being marked to market at September 22, 2006, when an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from the then 30 million shares to 130 million shares was approved during the Annual Meeting of Stockholders.

OTHER INCOME (EXPENSES): Other income (expenses) are income and expenses that were not generated from normal business activities. Other income (expense) for the quarter ended September, 30, 2006 was $3,086 as compared to ($9,518) for the quarter ended September 30, 2005. The variance of $12,604 was mainly due to an increase in foreign exchange gains and interest income.

LOSS FROM OPERATIONS AND NET PROFIT (LOSS): Loss from operations for the quarter ended September 30, 2006 was $531,617 as compared to loss from operations of $331,803 for the quarter ended September 30, 2005. The increase in loss from operations resulted from increased expenses of $351,874 mostly for legal, travel and personnel. Net income for the quarter ended September 30, 2006 was $1,475,469 as compared to a loss of $341,321 for the quarter ended September 30, 2005. The change from a net loss to a net income is mainly due to the gain of $2,004,000 on the value of derivative liabilities. The basic and diluted net income / (loss) per share for the third quarter of 2006 was $0.05 and $0.04, respectively, as compared to ($0.01) for the quarter ended September 30, 2005.

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

REVENUES: Revenues for the nine month period ended September 30, 2006 were $596,452 as compared to $246,231 for the nine month period September 30, 2005. The increase of revenues of $350,221 or 142% was mainly due to product license fees recognized for newly signed contracts and revenues generated from mobile operators.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consist of salary for administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the nine month period ended September 30, 2006 were $672,662 as compared to $311,834 for the nine month period ended September 30, 2005. The increase of $360,828 was primarily due to an increase in recruiting expenses, legal and accounting fees.

ENGINEERING AND COST OF SALES: These costs generally consist of salary, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Engineering expenses for the nine month period ended September 30, 2006 were $751,411 as compared to $640,418 for the nine month period ended September 30, 2005. The increase of $110,993 was the result of an increase in traveling expenses and an increase in personnel costs.

RESEARCH & DEVELOPMENT: Research and development expenses are similar in nature to engineering expenses, but they relate to products in their initial stage and are anticipated to generate revenue at a later date. Research and development expenses for the nine month period ended September 30, 2006 were $165,409 as compared to $78,735 for the nine month period ended September 30, 2005. The increase of $86,674 was mainly due to an increase in development-related overseas travel.

SALES AND MARKETING: Sales and marketing expenses consist of salary expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expense, traveling and public relations activities. Sales and marketing expenses for the nine month period ended September 30, 2006 were $259,067 as compared to $171,851 for the nine month period ended September 30, 2005. The increase of $87,216 was primarily due to an increase in traveling expenses and an increase in personnel costs.

GAIN / (LOSS) ON VALUE OF DERIVATIVE LIABILITY: Gain on value of derivative liability of $547,000 in the nine months ended September 30, 2006 resulted from the fair value of options and warrants classified as derivative liabilities being marked to market at September 22, 2006, when an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from the then 30 million shares to 130 million shares was approved during the Annual Meeting of Stockholders..

OTHER EXPENSES: Other expenses are expenses that were not generated from normal business activities. Other expenses for the quarter ended June 30, 2006 was $5,749 as compared to $23,170 for the nine month period ended September 30, 2005. The decrease of $17,421 was mainly due to an increase in foreign exchange and interest income.

INCOME / (LOSS) FROM OPERATIONS AND NET INCOME / (LOSS): Loss from operations for the nine month ended September 30, 2006 was $1,252,097 as compared to loss from operations of $956,607 for the nine month period ended September 30, 2005. The increase in loss from operations resulted from increased expenses of $645,711. Net loss for the nine month period ended September 30, 2006 was $710,846 as compared to $979,777 for the nine month period ended September 30, 2005. The decrease is mainly due to the gain of $547,000 on the value of derivative liabilities. The basic and diluted net loss per share for the nine month period ended September 30, 2006 was $0.02, as compared to $0.04 for the nine month period ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of September, 2006, we had a working capital deficit of $1,330,983 and a stockholders' deficit of $1,080,641.

In order to fund our cash needs we have borrowed funds from time to time from our chief executive officer, Eberhard Schoeneburg. As of September 30, 2006 we owed our CEO an aggregate amount of $421,194, as compared to $468,846 at June 30, 2006. The advanced funds bear interest at a rate of 5% per year, are unsecured and are due with 6 months notice.

We expect that we will need to raise additional capital to support our operations and accommodate planned future growth. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Debt financing will increase expenses and must be repaid regardless of operating results. Equity financing could result in dilution to existing stockholders.

Contractual obligations at September 30, 2006 are as follows:

	Total	Less than 1 year	1 – 3 years
-----------------	--------------------	----------------
Operating leases	$405,676	$125,291	$280,385
Note payable, officer/stockholder	421,195	421,195	--
	----------------	----------------	----------------
	$826,871	$ 546,486	$280,385
	=========	=========	=========

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report (“Evaluation Date”), the Company’s management concluded its evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. As of the Evaluation Date, the Company’s Chief Executive Officer and Principal Financial Officer concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

On June 8, 2001, we filed for bankruptcy protection for Artificial Life Deutschland in the Insolvenzgericht Frankfurt. As of the date of the bankruptcy filing, Artificial Life Deutschland owed $543,010 including funds owed to Dresdner Bank pursuant to a bank overdraft line and funds owed to other creditors. These proceedings were concluded in October 2006 by the Insolvenzgericht and resulted in no additional liabilities to the Company.

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

In connection with claims of $115,000 made in 2002 for certain unpaid wages and vacation pay by former employees of its former U.S. operations, the Company had accrued $108,000 representing the potential liability for these asserted claims. In October 2006, the Company settled the claim with all former U.S. employees who participated in the wage claim, except the Company’s former CFO, for $105,000. The Company has filed a counter claim against its former CFO. The Company has accrued $100,000 to defend the former CFO’s claim and support its counterclaim. The issue is still pending.

It is possible that we may become a party to legal proceedings arising from the settlement of our outstanding liabilities.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

On June 8, 2001, our subsidiary Artificial Life Deutschland AG filed for bankruptcy protection in the Insolvenzgericht Frankfurt, Germany. These proceedings were concluded in October 2006 and resulted in no additional liabilities to the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2005 Annual Shareholders Meeting on September 22, 2006 in its offices in Hong Kong. The Board of Directors nominated 4 individuals, Eberhard Schoneburg, Claudia Alsdorf, Dr. Gert Hensel and Michael Rowan to serve as directors until the next annual meeting of stockholders and until their respective successors are duly elected and qualified. Each of these nominees was elected, with shares voted in favor of these directors and withheld as follows:

Directors	Share Voted For	Shares Withheld	Broker Non-Votes
Eberhard Schoneburg	23,407,305	1,244,800	3,837,743
Claudia Alsdorf	24,650,665	1,440	3,837,743
Dr. Gert Hensel	24,650,656	1,440	3,837,743
Michael Rowan	23,407,305	1,244,800	3,837,743

The Board of Directors proposed an amendment to the Company’s Certificate of Incorporation to increase the authorized number of shares of our common stock from 30 million shares to 130 million shares. The proposed amendment to the Certificate of Incorporation was approved, with shares voted as follows:

Shares Voted For	19,237,687
Shares Voted Against	1,248,546
Shares Abstaining	106,500
Broker Non-Votes	4,059,372

The Board of Directors proposed amendments to the Company’s 1998 Equity Incentive Plan to (i) increase the aggregate number of shares of common stock available for grants to an aggregate of 40 million shares; (ii) add the following sentence before the last sentence of Section D of the Fifth Article thereof, “The exercise price for each Stock Option or SAR may not be less than the fair market value of the underlying stock on the date such option or right is granted.” and (iii) eliminate in its entirety Section C of the Sixth Article thereof.. The proposed amendments to the plan were approved, with shares voted as follows:

Shares Voted For	19,329,252
Shares Voted Against	1,156,981
Shares Abstaining	106,500
Broker Non-Votes	4,059,372

ITEM 5 - OTHER INFORMATION

Under a new executive employment Agreement dated July 1, 2006 we have agreed to employ Eberhard Schoneburg as president, chief executive officer and chairman of the Board. This employment agreement expires on December 31, 2009. This agreement also provides for an initial annual base salary of $120,000, which will increase annually as determined by our Board in increments of at least 25% per year. The employment agreement also provides for a cash bonus equal to 3% of our net profits, a bonus payable in cash or stock equal to 3% of the total price of any merger of the Company with a third party or acquisition of a majority of the company’s shares in which Mr. Schoneburg is instrumental in consummating and a bonus payable in cash or stock equal to 3% of the overall increase in the Company’s market capitalization for each fiscal year. If Mr. Schoneburg’s employment is terminated without cause or if he terminates his employment due to a "constructive termination" (as defined in the agreement), he will be entitled to receive a lump sum payment of equivalent to 18 months of base salary, bonuses and other benefits such as vacation pay and insurance benefits to which he is entitled under the employment agreement. If his employment is terminated in connection with a change of control, Mr. Schoneburg will be entitled to foregoing termination payments based on a 36 month period. The agreement also contains a non-compete provision for a period of six months following termination of his employment.

On August 1, 2006, we entered into an employment Agreement with Michael Rowan, our Director of Business Development for Europe. This employment agreement expires on December 31, 2007. This agreement also provides for an initial annual base salary of $2,500, which will increase annually as determined by our Board in increments of at least 25% per year. The employment agreement also provides for a bonus payable in cash or stock equal to 3% of the total price of any merger of the Company with a third party or acquisition of a majority of the Company’s shares in which Mr. Rowan is instrumental in consummating. If Mr. Rowan’s employment is terminated without cause or if he terminates his employment due to a “constructive termination” (as defined in the agreement), he will be entitled to receive a lump sum payment of equivalent to 12 months of base salary, bonuses and other benefits such as vacation pay and insurance benefits to which he is entitled under the employment agreement. If his employment is terminated in connection with a change of control, Mr. Rowan will be entitled to the foregoing termination payments based on a 36 month period. The agreement also contains a non-compete provision for a period of six months following termination of his employment.

In August 2006, the Company entered into a three-year office lease with monthly charge of approximately $10,385 per month. The new office is located at 26/F., 88 Hing Fat Street, Causeway Bay, Hong Kong.

ITEM 6 - EXHIBITS

(a) Exhibits:

3.1 Certificate of Amendment to Amended and Restated Certificate of Incorporation

10.1 Employment Agreement, dated July 1, 2006, between the Company and Eberhard Schoneburg

10.2 Employment Agreement, dated August 1, 2006, between the Company and Michael Rowan

10.3 Amended and Restated 1998 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on August 21, 2006)

31.1 Certification by Chief Executive Officer and Principal Financial Officer pursuant to Rule 13A-15E or 15D-15E of the Securities Exchange Act of 1934

32.1 Certification by Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C 1350

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTIFICIAL LIFE, INC.

Date: November 14, 2006

By: /s/ Eberhard Schoeneburg
Name: Eberhard Schoeneburg
Title: Chief Executive Officer and
Principal Financial Officer