Form 10KSB
ARTIFICIAL LIFE INC
filed 2007-04-02
CIK 1070361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ______________ to ______________

Commission file number: 0-25075

ARTIFICIAL LIFE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	04-3253298 (I.R.S. Employer Identification No.)

26/F., 88 Hing Fat Street
Causeway Bay
Hong Kong
(Address of principal executive offices)

(+852) 3102 2800
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.01 Par Value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

The issuer’s revenues for its most recent fiscal year were $856,334

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of March 28, 2007 was approximately $65,164,128.

As of March 28, 2007, the Registrant had 34,397,381 shares of common sock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

We own or have rights to certain trademarks that we use in connection with the sale of our products, including, but not limited to, the following: SmartBot™, V-Girl™, V-boy™, ToonMates™, V-disco™, V-penguins™ and Poli-the Bear™. This Form 10-KSB may also contain trademarks, trade names and service marks that are owned by other persons or entities.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

          Artificial Life, Inc., a Delaware corporation with global headquarters in Hong Kong, is one of the pioneers in the field of artificial intelligence, artificial life and so called “intelligent” software robots (also known as “bots” or “smart bots” or “intelligent agents” or “avatars”) for online and mobile applications.

          Our current core business is to provide leading edge entertainment products, games and technologies for the latest 2nd and 3rd generation (2G and 3G) telecommunications devices and mobile phones. Among many other industry awards we won the global Best Mobile Game Award by Ericsson at the end of 2004 and, in March 2005, the Hong Kong Digital Entertainment Excellence Award for the Best Mobile Entertainment Product.

History

          Artificial Life, Inc. was incorporated in Delaware in November 1994 as Neurotec International Corp., a wholly owned subsidiary of a German multimedia and Internet solutions company, Neurotec Hochtechnologie GmbH, founded by Eberhard Schoneburg, our current president, chief executive officer and chairman. In July 1997, Mr. Schoneburg sold all of his shares of Neurotec Hochtechnologie GmbH to the remaining stockholders and contemporaneously purchased 100% of the shares of its then Boston-based subsidiary Neurotec International Corp. from Neurotec Hochtechnologie GmbH. In August 1997, we changed our name to Artificial Life, Inc and entered the business area of intelligent agents and software robots. In December 1998, we had an initial public offering of our common stock and our shares were listed from on the Nasdaq Small Cap Market. Our shares currently trade on the Over-The-Counter Bulletin Board market (OTC) under the ticker symbol: ALIF. In 2002 we relocated our headquarters to Hong Kong and focused on mobile 3G games and entertainment.

Industry Background

          We have originally developed our ALife SmartBot™ products and product suites in 1998 through 2001 to assist users in solving problems relating to information retrieval, web navigation, customer self-help, self-service applications and direct marketing on the Internet as well as wealth building and investment portfolio management. We are able to also serve and handle a wide variety of mobile devices and mobile phones with a focus on leading edge 3G network applications and devices. Some of our products are specifically designed to even allow communication in natural language and to respond “intelligently” and human like using avatar interfaces to a user’s command or inquiry, and in some cases, to even act autonomously.

          The SmartBot products are based on our proprietary ALife-SmartEngine technology. The ALife-SmartEngine is based on over ten years of experience with artificial intelligence and the core component that gives our products the ability to converse with their users in natural language to process and respond to natural language commands or questions. The Alife-SmartEngine gives our products the capability to act in an intelligent and human like way. It provides our products with a short-term and long-term memory, knowledge bases, contextual understanding and a sophisticated goal system. The ALife-SmartEngine contains several “intelligent” modules that process and interpret textual input. These modules work together to break down the essential components of human conversation – detailed knowledge of certain topics, casual talk about topics of interest (“small talk”), memory of previously discussed topics, and some emotional content and intentions that drive the conversation – and use these components to “understand” and respond to the user in a manner that is more human-like and less machine-like than most “query-based” software. We believe that our products will allow people to interact with computers in a more natural and intelligent way, similar to a conversation with a human being.

          We are pioneers in the field of animated intelligent user interfaces for online and mobile devices since 1996. Therefore, most of our SmartBot applications communicate with the user via a life-like three-dimensional graphical interface today mostly known as an “avatar.” These avatars may also be customized for specific client and branding purposes.

Products

     Mobile Products

          America’s Next Top Model™ Mobile Game Series 7 and 8

          We launched our first avatar-based mobile game tied to a very popular TV show in December 2006 with the launch of the America’s Next Top Model™ Mobile Game in cooperation with CBS Mobile. This innovative mobile game lets avatars – or virtual characters – live on users’ cell phones. To play the America’s Next Top Model game, players select a virtual representation of his or her favorite and least favorite participants from the TV show. The main task is for users to interact with these selected virtual characters as if they were real participants of the TV show. Players must foster their avatar’s modeling career through training and various challenges. The selection of the least favorable character allows players to play tricks on her. We also recently launched America’s Next Top Model™ Series 8 in March 2007.

          More details about the product are available at: www.botme.com

          Big Brother™ Series 7 All Stars Mobile Game

          The Big Brother™ Series 7 All Stars Mobile Game was launched in January 2007, also in cooperation with CBS Interactive. The game is based on the CBS Television Networks’ popular reality TV show, Big Brother™, and will be available only in the United States. In this action game, players take on the role of an uninvited visitor and go on a mission to explore a model of the Big Brother house and must be careful not to get caught. If players are caught by one of the simulated house guests then they will be punished or will be kicked out of the Big Brother model house.

          More details about the product are available at: www.botme.com

          Poli-the Bear™

          Poli-the Bear is a sequel to our first animal themed mobile game, V-Penguins (see below), and centers on three cute polar bears. Players take on the role of a lost baby polar bear cub battling survival all alone in the arctic. Players face challenges in the wild such as catching fish, hiding from hunters and escaping from predators. The game simulates the journey of growth from a vulnerable baby cub to a full-grown polar bear.

          More details about the product are available at: www.botme.com

          ToonMates™

          ToonMates is our first multi-player community game based on interactive cartoons. Players can chat with ToonMates characters or take on the role of cartoon character avatars. The game begins in a small neighborhood with a few characters and players have their own virtual flat. Friends made inside of the game become part of a player’s ToonMate community. Players and their ToonMate friends can visit each other’s flats to chat or just hang out, or they can meet up at the park, shopping mall, disco, cinema and other locations.

          More details about the product are available at: www.toonmates.com

          “V-Girl™ - your virtual girlfriend” Vol I, Vol II and Vol III

          Our flagship product remains “V-Girl™ - your virtual girlfriend”. We have already released three versions and are currently selling Vol III. Its is a highly interactive game for 3G phones. This product has won several major media awards, such as the Best Mobile Game Award by Ericsson in December 2004, and the Hong Kong Digital Entertainment Excellence Award in March 2005, as the Best Mobile Entertainment Software. The product has received immediate global media attention after its release. It has been prominently featured and covered by dozens of TV stations around the globe and hundreds of major newspapers and magazines.

          V-Girl™ is a unique and innovative mobile entertainment product. It is based on many high quality 3 dimensional animations and short interactive animated video clips of several virtual girls. The virtual characters “live” in a 3 dimensional animated world accessible only on mobile phones. Players can interact with the V-Girls through real time chat and several interactive game functions and dozens of built in mini games.

          Players have to interact with the virtual character to achieve access to higher levels of the game. For corporate partners and clients we offer sophisticated product placement opportunities within the game.

          More details about the product are available at: www.v-girl.com

          “V-boy™ - your virtual boyfriend”

          The V-boy product is similar in concept and user experience to the V-girl product however it targets the younger female audiences. Technically it is even more advanced then the V-girl product as it uses full scale motion capture data and motion capture technology to enhance the visual animations of the virtual characters in the game to make their appearance even more human like.

          More details about this product are available at: www.virtual-boys.com

          V-disco™

          Our V-disco is another highly innovative 3G mobile application, however it is not commercially launched yet. Users of the V-disco can watch and self-create 3D dancing avatar animations that match certain songs. The V-disco therefore provides not only a high functionality for listening to modern music on a phone, but also allows the users to interactively create sophisticated animations matching the selected songs. The user created animations can also be shared with other users or friends.

          More details about the product are available at: www.v-disco.com

          V-penguins™

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

          More details about the product are available at: www.v-penguins.com

     Alife - Smartengine Mobile Platform (SEMP)

          In 2003 we started to develop a next generation mobile technology platform called SmartEngine Mobile Platform (SEMP) for 2G and 3G phones and mobile devices. The technology was first launched in February 2004 with a major Hong Kong operator and was rolled out as part of our mobile solutions in several other countries in 2005. The SEMP is continuously being developed further to allow the serving of new upcoming phone types and other platforms.

          The SEMP allows the use of interactive intelligent agents and interactive video applications on mobile devices such as 2G or 3G phones or personal digital assistants.

The key features of the new SmartEngine Mobile Platform are:

•	automated adjustments to frame rates, resolutions and device features

•	automated style formatting for screen layouts

•	automated protocol detection and adjustment

•	device profile detection and management

•	real-time presentation formatting engine

•	server side user profiling

•	user/application specific content delivery functions

•	integrated billing modules with open API

•	full natural language interface for any given language

•	full integration of Artificial Intelligence SmartEngine™ features

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

          The SEMP’s core is augmented by enabling modules such as UserProfiling and Billing. UserProfiling provides a means of storing user-specific information which remains persistent from session to session and allows the platform to provide a more unique user experience as well as to give the operators more useful information about their patrons. A billing interface with an open API gives specific implementations the ability to connect to operators and charge customers seamlessly. Furthermore, the SEMP integrates with Artificial Life’s SmartEngine™ to provide a natural language intelligent interface especially suited for mobile entertainment and education applications.

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

          Most of our current 3G mobile products are based on the SEMP platform or are using some of its functionality.

     Internet Products

          Artificial Life, Inc. has also developed several Internet based products since 1998. We are still offering these to potential clients, however, the sale and development of these products is no longer part of our core business activities.

     Alife-Smartbot Suite

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

     ALife-Webguide

          These SmartBot versions engage the user in a “conversation” through questions and answers and, upon learning the user’s interests, are designed to display Web pages that match the content of the “conversation” or to suggest links to other locations on the Web site. In an e-commerce application, the ALife-WebGuide can be designed by the Web site host to function like a human sales associate at a retail store, greeting customers coming through the door of the virtual store and assisting them with advice and background information about products and prices. This bot allows the use of a customizable animated Avatar interface. In the first quarter of 2004, we released the first mobile adaptation of our webguide technology as part of the SmartEngine Mobile Platform (SEMP).

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

Business Strategy

          Since 2002 we developed several new products and technologies and re-focused our efforts towards developing and selling applications for mobile communication devices. Our target markets so far have mostly been Asia and Europe. Since 2004, we have become a leading provider of content, intelligent applications and technology for mobile devices with a strong focus on 3G network applications by winning the global Best Mobile Game Award. We are now selling our mobile products globally.

          With the successful release of a series of leading edge 3G entertainment products such as “V-Girl™ - your virtual girlfriend”, V-boy™ - your virtual boyfriend, V-disco™ and Virtual Penguins™ we started targeting specifically the global 3G network operators and the countries in which 3G networks have been launched or are currently being launched. We expect this to be our main focus for 2007 and 2008.

          Our business strategy is to roll out our new products and services and to co-operate with global, as well as local, channel partners and resellers in Asia, Europe and the USA, such as telecommunication operators and major content aggregators and media companies including The Walt Disney Company and CBS, to attract a larger number of end users and clients for our products and services.

          We continue to work towards becoming a worldwide leader for 3G mobile games and applications and technology. To achieve this objective, our strategy includes the following key elements:

          Create multiple revenue streams. We believe that our product lines, corporate and local language customizations, mobile computing technologies and our potential user base globally will present a significant opportunity to develop and maintain multiple revenue streams resulting from product sales, licensing, product placement income, direct sales to end users, revenue sharing with telecom carriers as well as from maintenance, customization and consulting fees. As these different revenue streams mature, we will continuously monitor their revenue contribution and consequently plan to expand, localize, adapt, discontinue or replace existing programs based on their success and may introduce new programs to supplement or replace existing programs and adjust our efforts to market demands.

          Strategic Relationships with Media Companies. We have entered into strategic relationships with The Walt Disney Company and CBS Digital Media that provide us with rights to popular brands for the content of our games and access to broader distribution channels. We intend to pursue similar publishing agreements with other media companies in the future.

          Future product enhancement. We plan to continue to expand our research and development efforts to develop more leading edge 3G products and to customize and localize our products for target markets and to develop new mobile computing server technologies.

Marketing and Sales

          We are currently selling and marketing our products through a variety of methods and channels, including but not limited to direct sales, distribution and channel agreements, strategic relationships and third party providers and plan to continue to do so going forward. We believe that partner networks and strategic relationships, such as our co-operation with The Walt Disney Company and CBS Digital Media, and alliances especially in Asia, Africa and Europe provide an effective means of entering targeted vertical markets while targeted direct sales are instrumental for obtaining large, must-have clients. It is our belief that this strategy will provide a cost effective means of achieving maximum exposure for our products and services.

Strategic Alliances

          Relationship with CBS Digital Media

          In October 2006, we entered into a licensing arrangement with CBS Digital Media to develop a series of mobile games. Under the terms of the deal, we acquired the rights to develop several mobile 2.5G, 2.75G and 3G games based on popular television programs over a license period of two years and to sell and distribute them in the United States and on a global basis. We released the America’s Next Top Model™ Series 7 mobile game in December 2006 and the Big Brother™ Series 7 All Stars mobile game in January 2007. America’s Next Top Model™ Series 8 was released in March 2007 through this relationship.

          The games are developed and published by us, and jointly sold and distributed with CBS Mobile and CW TV, a joint venture between CBS and Warner Bros.. The games are sold through off-deck channels via online storefronts by CBS and CW TVand our off-deck portal www.botme.com, and we are responsible for distribution through on-deck channels with operators, handset pre-installments and online direct sales.

          Under the terms of the license agreement, we will be entitled to retain either 50% or 40% of net revenues from the sale of licensed games and other products, depending on the distribution channel, the party generating the sale and the product classification. We are required to make certain minimum payments for the license rights to the television programs, including $200,000 paid in October 2006, $400,000 paid in January 2007 and $500,000 due on January 1, 2008. These payments are an advance against future revenues and are fully recoupable by us as a credit against future revenue shares otherwise payable to the licensor. However, revenue shares are payable to the licensor on a quarterly basis only after we have fully recouped the pre-payment and the same amount in revenues of $1,100,000 from accrued revenue shares attributable to the licensor.

          We are required to meet certain milestones with respect to the development of the games in addition to other obligations relating to the development, distribution and sale of the games. If we materially breach any of our obligations under the agreement, the licensor may terminate the agreement and keep any minimum payments that we have made. There can be no assurance that our share of the net revenues generated from the sale of the licensed games and other products under the license agreement will be sufficient to recoup the full amount of the minimum payments that we make to the licensor.

          Relationship with The Walt Disney Company

          In early 2006 we signed an agreement with Starwave Mobile, a unit of the Buena Vista Internet Group, the online and mobile division of The Walt Disney Company, to exclusively publish our 3G games “V-girl™ - your virtual girlfriend” and “V-boy™ - your virtual boyfriend” in the United States, Canada and the United Kingdom. We intend to publish the 3G games with Starwave Mobile in mid 2007 in all three target markets. However, the games have been localized, in co-operation with Starwave Mobile, before the launches to adapt to the local cultures and user preferences. Contingent upon the achievement of certain revenue targets, the publishing contract is exclusive for at least 18 months and for up to 36 months after launch of the products for the target territories.

          Agreements with Mobile Operators and Resellers

          We have entered into agreements with telecom carriers to make our products available in various markets worldwide, including Austria, Belgium, Brunei, Germany, Holland, Hong Kong, Israel, Poland,

Sweden, Switzerland, Taiwan, Malaysia, South Africa, the United States and other markets. We have also entered into agreements with resellers of mobile devices to pre-install our games on mobile phones. We are constantly evaluating additional strategic potential alliances with companies through Europe, Asia and North America for marketing and re-selling our products and applications.

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

          We use our core technology, the ALife-SmartEngine™ and SEMP, in a wide variety of business areas but mostly in the 3G network business. Although we have not yet identified any direct competitors in exactly the same areas in which we are active, companies that have overlapping activities and therefore could potentially be regarded as our competition. Such firms include, among others, Active Buddy, Inc; Anthropics; Ask Jeeves; Autonomy, Inc.; Brightware, Inc.; Cybird; Digital Marketing Concepts, Inc.; eGain, Inc.; eAssist Global Solutions, Inc; Electronic Arts, Inc.; General Magic, Inc.; GK Intelligent Systems, Inc.; Green Tomato; Haptek, Inc.; Headpedal, Inc.; Intellix A/S; Kinetoscope, Inc.; Kiwi Logic AG; Microsoft Corporation; Netsage Corp.; Nintendo, Nuance, Inc.; Novomind AG; Pulse; Sega; Sony; SRA International, Inc. THQ, Inc. and Virtual Personalities, Inc. In addition, there is also certain free-ware available such as ALICE provided and supported by universities or non-profit organizations.

          In the mobile area the following companies may be considered potential competitors even though none of them has - to our knowledge - yet produced any direct competing product to us: Bandai Networks Co., Ltd.; BANPRESTO Co., Ltd.; Capcom Co., Ltd; Com2uS Corp.; CYBIRD Co., Ltd.; Digital Chocolate, Inc.; Digital-Red Mobile Software Co., Ltd.; Eidos Interactive Ltd. (under SCi Entertainment Group); Electronic Arts, Inc.; Entaz Co., Ltd.; Gameloft GAMEVIL, Inc.; Glu Mobile; G-mode Co., Ltd.; Hands-On Mobile, iFone Ltd.; InfoSpace, Inc.; IN-FUSIO; I-Play (under Digital Bridges Limited); Jaleco Ltd.; JAMDAT Mobile Inc.; Konami Digital Entertainment, Inc.; KongZhong Corp.; Kuju Mobile; M DREAM Co., Ltd.; MFORMA Group, Inc.; Mr. Goodliving Ltd. by RealNetworks, Inc.;Namco Networks America Inc.; Pearl-in-Palm Information Technology Ltd.; Player One Ltd.: Reakosys, Inc.; Sammy Corp.; SEGA Mobile, division of SEGA Corporation; Square Enix Co., Ltd.; Square Enix, Inc.; Superscape Group plc; Taito Corp.; THQ Wireless Inc.; Tianjin Mammoth Technology Co., Ltd.

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

Intellectual Property and Other Proprietary Rights

          We rely upon trade secrets, know-how, copyrights and certain continuing technological innovations to develop and maintain our competitive position. We seek to protect such information, in part, by entering into confidentiality agreements with our corporate partners, collaborators, employees and consultants. These agreements provide that all confidential information developed or made known during the course of the individual’s or entity’s relationship with us is to be kept confidential and not be disclosed to third parties except in specific circumstances. We have endeavored to cause our employees to execute forms of Confidentiality and Inventions Agreements which provide that, to the extent permitted by applicable law, all inventions conceived by an individual during the individual’s employment will remain our exclusive property. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors. Further, there can be no assurance that we will be able to protect our copy-rights, trade secrets or that others will not independently develop substantially equivalent proprietary information and techniques.

Employees

          As of March 16, 2007, we have 42 full time employed staff in Hong Kong, of whom 2 are engaged in research and development, 34 in engineering, product development, sales, marketing and technical support, and the balance in management and administrative positions. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and consider relations with our employees to be good.

ITEM 1A.	CAUTIONARY STATEMENT REGARDING FUTURE RESULTS, FORWARD-LOOKING INFORMATION AND CERTAIN IMPORTANT FACTORS

          In this report we make, and from time to time we otherwise make, written and oral statements regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and other of our representatives. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

          Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties. No assurance can be given that the results reflected in any forward-looking statements will be achieved. Any forward-looking statement speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

          In addition to other matters identified or described by us from time to time in filings with the SEC, there are several important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or results that are reflected from time to time in any forward-looking statement. Some of these important factors, but not necessarily all important factors, include the following:

We have a history of operating losses, and we may be unable to achieve profitability.

          We have a history of operating losses. For the years ended December 31, 2006 and 2005, we incurred net operating losses of $3.5 million and $1.4 million, respectively, and our operations used $2.5 million and $1.3 million of cash, respectively. As of December 31, 2006, we had an accumulated deficit of $36.3 million. We face the risks and problems associated with pursuing a new business strategy in a new market and have a limited operating history on which to evaluate our future prospects. Such prospects should be considered in light of the risks, expenses and difficulties frequently encountered in marketing and supporting new products in a new and emerging industry and markets characterized by rapid technological change, a number of potential market entrants and changing competition. There can be no assurance that we will achieve or sustain significant revenues or become cash flow positive or profitable in the near future.

We will likely require additional funding in the future to continue to operate and grow our business.

          As of December 31, 2006, we had a net working capital deficit totaling $0.4 million and cash of $1.3 million. We believe that we will require additional working capital financing of approximately $3 million (of which approximately $900,000 was raised in the first quarter of 2007), in addition to cash generated by operations, to meet our working capital needs for our current operations, capital expenditures, and commitments over the next 12 months. We will endeavor to raise the additional required funds through various financing sources, including the sale of our equity and debt securities and the procurement of commercial debt financing. While we believe we will be able to obtain the funding required to support our operations and growth, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Debt financing will increase expenses and must be repaid regardless of operating results. Equity financing could result in dilution to existing stockholders.

          In addition, any financing arrangement may have potentially adverse effects on us or our stockholders. Debt financing (if available and undertaken) may involve restrictions limiting our operating flexibility. Moreover, if we issue equity securities to raise additional funds, the following results may occur:

•	the percentage ownership of our existing stockholders will be reduced;

•	our stockholders may experience additional dilution in net book value per share; or

•	the new equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.

Our limited relevant operating history and the unproven long-term potential of our mobile game business model make evaluating our business and prospects difficult.

     We began to offer our entertainment products, games and technologies for the latest 2nd and 3rd generation (2G and 3G) telecommunications devices and mobile phones in 2003 and only generated minor revenues through 2006. As a result, we have a limited relevant operating history upon which to evaluate our business. It is also difficult to evaluate our prospective business, because we may not have sufficient experience to address the risks frequently encountered by early stage companies using new and unproven business models and entering new and rapidly evolving markets, including the mobile game market. These risks may include our potential failure to:

•	retain existing customers and attract new customers;

•	license, develop, or acquire additional mobile games that are appealing to users;

•	anticipate and adapt to changing consumer preferences;

•	adapt to different user acceptance criteria of our technology as well as the customization and localization efforts required for the Asian markets;

•	adapt to competitive market conditions, particularly the lower product pricing levels attainable for our products in Asia;

•	timely respond to technological changes or resolve unexpected network interruptions;

•	adequately and efficiently operate, upgrade and develop our transaction and service platform; or

•	maintain adequate control of our expenses.

If we are unsuccessful in addressing any of the risks listed above, our business will be adversely affected.

We face the risks of changing consumer preferences and uncertainty of market acceptance of our products.

          Mobile gaming is a new and evolving entertainment concept. The level of demand and market acceptance of our mobile games is subject to a high degree of uncertainty. This uncertainty is particularly relevant in our current situation, because we are relying on a few products for substantially all of our revenues. Our future operating results will depend on numerous factors beyond our control. These factors include:

•	the popularity of our wholly-owned games and the television shows or media titles upon which some of our licensed games are based;

•	our ability to timely upgrade and extend the life span of our products and to maintain our competitive position in the mobile game market;

•	the introduction of new games, competing with or replacing our existing games;

•	general economic conditions, particularly economic conditions adversely affecting discretionary consumer spending;

•	changes in customer tastes and preferences;

•	the availability of other forms of entertainment; and

•	critical reviews and public tastes and preferences, all of which change rapidly and cannot be predicted.

          Our ability to plan for product development and distribution and promotional activities will be significantly affected by our ability to anticipate and adapt to relatively rapid changes in consumer tastes and preferences. A decline in the popularity of mobile games in general or the games, in particular, that we develop, will likely adversely affect our business and prospects.

          In addition, we expect that as we introduce new games, a certain portion of our existing customers will switch to the new games. If this transfer of players from our existing games exceeds our expectations, we may have to adjust our marketing, pricing and other business plans and, as a result, our growth and profitability could be materially and adversely affected.

Our business is highly dependent on the success, timely adoption and availability of 3G mobile technology, as well as broad market acceptance for use of mobile handheld devices to play the interactive games that we develop.

          We expect to derive the majority of our revenues from sales of our mobile 3G products and associated services. The market for 3G mobile entertainment products in general, and our SmartEngine Mobile Platform (SEMP) in particular, is new, rapidly evolving and subject to frequent and continuing changes in customer preferences and technology. Broad market acceptance of 3G networks and of our particular games for handheld mobile devices is critical to our success. As is typical in new and evolving markets, demand and market acceptance for our technologies is subject to a high level of uncertainty. Failure to achieve broad market acceptance, or, if achieved, future declines in demand for these products as a result of competition, technological change, ease of use, failure to meet the local customization standards or otherwise may have a material adverse effect on our business, prospects, financial condition and results of operations.

Emerging technologies for wireless devices require capital investments and present many unknown risks.

          Mobile phone technologies are undergoing rapid innovation with continual advances in processors and programming languages. As a result, the markets for our applications are characterized by frequent new mobile phone model introductions and shortening mobile phone model life cycles. As the life cycle of mobile phone models and other wireless devices shortens, we will be required to develop and adapt our existing applications and create new applications more quickly to accommodate evolving industry standards and improve the performance and reliability of our applications. The development of new, technologically advanced applications to match the advancements in mobile phone technology is a complex process requiring significant research and development, as well as the accurate anticipation of technological and market trends. Any failure or delay in anticipating technological advances or developing and marketing new applications in response to changes in technology or customer demand could limit the available channels for our applications and limit or reduce our sales. In addition, technological changes could require substantial expenditures to modify or adapt our applications. If we fail to anticipate and adapt to technological changes, our market share and our operating results may suffer.

Mobile game development schedules are difficult to predict and can be subject to delays, which can substantially impact our earnings in any given quarter.

          Our ability to meet product development schedules is affected by a number of factors, including the creative processes involved, the coordination of the development teams required by the increasing complexity of our products, and the need to refine and tune our products prior to their release. Failure to meet anticipated production schedules may cause a shortfall in our expected sales and profitability and cause our operating results to be materially different from expectations. Delays that prevent release of our products during peak selling seasons or in conjunction with specific events, such as the release of a related television show or movie, could adversely affect our financial performance.

We must continue to develop and sell new mobile games in order to achieve and sustain profitability.

          Consumer preferences for games are difficult to predict, and even the most successful games may remain popular for only limited periods of time. We expect that the life cycle of our mobile games will generally consist of a relatively higher level of sales earlier in the life cycle of a product, followed by a decline in sales over time. In some instances, a sales decline may also be accompanied by decreasing sales prices.

Our inability to acquire or create intellectual property rights that have a high level of consumer recognition or acceptance could harm us.

          We expect that a significant portion of our future revenues will derived from products based on popular licensed properties. We recently obtained limited licensing rights and launched games based on popular television shows that are produced and distributed by other entertainment companies and we may launch additional similar games in the future. A decrease in the popularity of the underlying property of our licenses could negatively impact our ability to sell products based on such licenses. The popularity of games based on television shows will be impacted by a variety of factors that are outside of our control, such as constantly changing consumer preferences and the marketing and programming decisions of the television networks in response to those preferences. A decline in the viewing audience or the cancellation of a show will negatively impact the revenues that we could realize from games based on those shows. In addition, we have agreed to pay significant up-front and guaranteed licensing fees for the rights to develop mobile games based on television shows owned by others. If a particular show or related game is not as successful as we predict, we may not earn sufficient revenues from the game to recoup the license fees that we have paid or agreed to pay.

          We also generate revenue from wholly-owned intellectual property. The success of our internal brands depends on our ability to create original ideas which appeal to the avid gamer. Titles based on wholly-owned intellectual property can be expensive to develop and market since they do not have a built-in consumer base or licensor support. Our inability to create new products targeted at the core gamer could impact our operations.

We rely on a relatively small number of brands, some of which are licensed from others, for a significant portion of our sales.

          Games we develop based upon a small number of brands make up a substantial portion of our sales. In fiscal 2006, revenues from our top-selling brands accounted for 25% of our total revenues. In addition, we expect to earn a significant portion of our future revenues from games based on content that we license from third parties. A limited number of licensed brands may produce a disproportionately large amount of our sales. Due to this dependence on a limited number of brands, the failure of one or more products based on these brands to achieve anticipated results or the loss of a license pursuant to which we develop games for such brands may significantly harm our business and financial results.

Defects in our game software could harm our reputation or decrease the market acceptance of our products.

          Our game software may contain defects that we may not discover until after our products are in use by retail customers. Any defects in our software could damage our reputation, cause our customers to terminate relationships with us or to initiate product liability suits against us, divert our engineering resources, delay market acceptance of our products, increase our costs or cause our revenue to decline.

Competition in the market for interactive mobile games may lead to reduced sales of our products and reduced market share.

          The market for our products and services is still not fully established and still evolving. Competition is intense and changing while the market matures and the more established software companies may become involved. Barriers to entry are relatively low. We compete for both licenses to properties and the sale of games for mobile devices. As a result of their commanding positions in the industry, the large entertainment companies that license properties and the large telecommunications providers that distribute mobile games may have better bargaining positions than mobile game developers, including us. Some of our potential competitors have greater name recognition among consumers and licensors of properties, a broader product line, or greater financial, marketing and other resources than we do. Accordingly, these competitors may be able to market their products more effectively or make larger offers or guarantees in connection with the acquisition of licensed properties.

          We believe that the principal competitive factors affecting the market for our products include core technology, delivery methods, brand recognition, ease of use and interfaces. The relative importance of each of these factors depends upon the specific customer involved. There can be no assurance that we will be able to compete effectively with respect to any of these factors. Our present or future competitors may be able to develop products comparable or superior to those offered by us or adapt more quickly than us to new technologies or evolving customer requirements. To be successful in the future, we must respond to technological change, customer requirements and competitors’ current products and innovations. There can be no assurance that we will be able to compete effectively in our market, that competition will not intensify or that future competition will not have a material adverse effect on our business, prospects, financial condition and results of operations. As competition for popular properties increases, our cost of acquiring licenses for such properties may increase, resulting in reduced margins. Prolonged price competition, increased licensing costs or reduced profit margins would have a negative effect on our business and financial results.

Competition for qualified personnel is intense in our industry and failure to hire and retain qualified personnel could seriously harm our business.

          Our performance is substantially dependent on the continued services and performance of our senior management and outside consultants and other key personnel, particularly Eberhard Schoneburg, our chief executive officer and chairman, and Ernest Axelbank our CTO. Historically we have depended on Mr. Schoneburg’s willingness and ability to provide sufficient funds for the ongoing operations. We have entered into an employment agreement with Mr. Schoneburg through December 2009. For cost reasons, we do not maintain key man life insurance on any of our senior management or key personnel. Our performance and success also depends upon our ability to continue to retain and motivate our other key employees and outside consultants. The loss of the services of, and the failure to promptly replace, any of our key employees or consultants could have a material adverse effect on our business, prospects, financial condition and results of operations. Our future success also depends on our ability to continue to identify, attract, hire, train, retain and motivate other highly skilled software engineers, consultants and managerial and sales personnel.

We rely on external developers and consultants for sales and the development of some of our products.

          From time to time we utilize external sales consultants and personnel to perform portions of the work on our software products and to assist customers in the installation and support of our products. We have no direct control over the business, finances and operational practices of these external developers and consultants. A delay or failure to complete the work performed by external developers may result in delays in, or cancellations of, product releases. In particular, consulting resources could be required to install, support, localize and customize our software products, including creating new 3G mobile products. Therefore, the availability of such resources could directly impact sales of such products. Some of these consultants will be employees of other companies who will only be able to work on our products on a part-time basis. If we are not successful in continuing to attract necessary consultants or if such consultants cannot complete the necessary tasks in a timely and cost-effective manner, our business, prospects, financial condition and results of operations could be materially adversely affected.

We are dependent upon resellers and telecommunication carriers and operators to distribute our products.

          We are currently selling most of our mobile applications and games through resellers or international telecommunication operators in various countries. These resellers or carriers/operators then resell our products to their end users in their territories of operation and collect the royalties or end user fees through their billing mechanisms (usually the phone bill of the end user). There can be no assurance that we will be able to sign up more operators or resellers in the future or that we are able to retain the current resellers or operators with whom we are working. Even though we are usually able to monitor the performance and billing transactions of these resellers and operators, with certain operators and resellers in certain territories we have only limited technical and/or legal ability to check and verify all transactions or to verify the correctness of certain provisions such as bad debt provisions or certain billing transactions on game downloads if our back-office servers are not involved in the download process. Therefore, there can be no assurance that all billing mechanisms are correctly implemented and reported to us by these resellers and operators. There can also be no assurance that the operators and resellers are able to provide the services or know-how to maintain or operate the necessary infrastructure to support our products. There can also be no assurance that the resellers or operators are able to perform the product roll out or the necessary product testing or their reselling function in a timely manner. If we are not successful in continuing to attract high quality resellers and operators or if such resellers or operators cannot complete the necessary tasks in a timely manner or do not provide for full verification of accounts, our business, prospects, financial condition and results of operations could be materially adversely affected.

Our sales and marketing efforts are substantial in markets outside of the United States where conducting business can be less predictable and more restrictive.

          A key component of our strategy is contingent on our ability to generate sales in foreign markets, especially in Asia, the People’s Republic of China, Taiwan, Singapore, Hong Kong, Japan, Korea, Europe and the Americas. If the revenues generated from these markets are insufficient to offset the expense of establishing and maintaining our business, our prospects, financial condition and results of operations could be materially adversely affected. There can be no assurance that we will be able to expand our sales in foreign markets. Our international sales are subject to certain risks not inherent in our domestic sales, including political and economic instability in foreign markets, restrictive trade policies of foreign governments, copyright infringements, local economic or negative living and health conditions in our local and foreign markets, potentially adverse tax consequences and the burdens on customers of complying with a variety of applicable laws. All of these factors may suppress demand for our services and products. The impact of such factors on our business is inherently unpredictable. There can be no assurance that these factors will not have a material adverse effect upon our revenues from international sales and, consequently, our business, prospects, financial condition and results of operations.

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

          Local government regulations especially in the People’s Republic of China and Hong Kong, some of our key target markets, change continuously. The entrance of China to the WTO (World Trade Organization) has further imposed new regulations and legal changes on business’ operating in China. These and other general uncertainties associated with the developing Chinese economy, legal system and society may have a material adverse effect on our business, prospects, financial condition and results of operations.

Our success is dependent upon the continued adoption of mobile devices as a means of accessing the internet and conducting commerce, and any significant slowdown of the development of the infrastructure to support mobile commerce could harm our business.

          Our future revenues and any potential future profits are in a large part dependent upon the willingness of consumers to accept mobile communication devices as an effective medium of commerce, communication and for obtaining information. We are especially dependent upon the long-term acceptance and growth of online e-commerce, m-commerce and mobile communications. The Internet or mobile channels may not be accepted by consumers as a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements or general economic conditions. To the extent that online and mobile services continue to experience significant growth in the number of users, their frequency of use or an increase in their bandwidth requirements, there can be no assurance that the infrastructure of the Internet and other online and mobile services will be able to support the demands placed upon them. In addition, Internet and mobile services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of online activity or due to increased government regulation. If use of the Internet and other online and mobile services does not continue to grow or grows more slowly than expected, if the infrastructure for these services does not effectively support the growth that may occur, or if mobile platforms do not become a viable commercial marketplace, our business, prospects, financial condition and results of operations would be materially adversely affected. Demand and market acceptance for recently introduced services and products over mobile channels are subject to a high level of uncertainty. For us to be successful, consumers must accept and utilize this novel way of conducting business and obtaining information.

Failure to protect our proprietary technologies or maintain the right to certain technologies may negatively affect our ability to compete.

          We are and will be relying upon trade secrets, know-how, copyrights and continuing technological innovations to develop and maintain our competitive position. We seek to protect such information, in part, by confidentiality agreements with our corporate partners, collaborators, employees and consultants. We have endeavored to cause each of our employees to execute confidentiality and inventions agreements which provide that, to the extent permitted by applicable law, all inventions conceived by the individual during the individual’s employment are our exclusive property. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors. Further, there can be no assurance that we will be able to protect our trade secrets and copyrights, or that others will not independently develop substantially equivalent proprietary information and techniques.

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

We may not have the financial resources to achieve the level of brand recognition that we believe is important to carry out our business objectives.

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

Our inability to license third party technologies or develop products that are compatible with third party technologies could harm our business.

          We are avoiding, as much as possible, the use of, and dependency on, third party licenses or technologies. However, in certain cases such as BREW applications for mobile phones we may need to base our applications on third party technology. There can be no assurance that we will be successful in identifying third party software which will successfully interact with our products or that we will be able to license such software products on commercially reasonable terms, or at all. Our failure to successfully identify viable software or enter into license agreements could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our business is subject to increasing government regulation and legal uncertainties.

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

ITEM 2.	DESCRIPTION OF PROPERTY

          We currently lease approximately 4,200 square feet of space for our corporate headquarters in Hong Kong. We currently pay $13,000 per month under this lease, which expires in December 2009.

          In February 2007, we established an office in Berlin, Germany, which serves as our new headquarters for European operations, with a focus on customer service, sales and marketing, as well as localization and customization of our products for the European markets. Our Berlin office consists of 7,632 square feet of office space that we lease at a gross rate of $7,200 per month. The lease increases by 1,100 Euro per month every year until 2009. The lease expires in February 2012.

ITEM 3.	LEGAL PROCEEDINGS

          On June 8, 2001, we filed for bankruptcy protection for Artificial Life Deutschland, the Company’s former German subsidiary in the Insolvenzgericht Frankfurt. As of the date of the bankruptcy filing, Artificial Life Deutschland owed $543,010 including funds owed to Dresdner Bank pursuant to a bank overdraft line and funds owed to other creditors. These bankruptcy proceedings have been settled and the files have been closed by the German authorities with no further liabilities for the Company.

          On September 5, 2001 Copley Place Associates filed suit against us alleging that we breached our commercial lease by vacating our former Boston, Massachusetts corporate headquarters prior to the expiration of the lease term. Copley Place Associates has alleged damages of approximately $585,000 and the court granted their motion for summary judgment on March 4, 2002. Damages assessed by the court in July 2002 have confirmed the summary judgment. We have offered Copley Place Associates a complete settlement of the matter for $50,000. No final settlement has been achieved. We have accrued $100,000 in connection with this matter.

          In connection with claims for certain unpaid wages and vacation pay made by former employees of its former U.S. operations in 2002, we had accrued $108,000 representing the potential liability for these asserted claims with respect to this matter, as confirmed by an Administrative Law Magistrate. In January 2005 we received a court claim and a default judgment from the pending cases against some of these former US employees. We filed a counter claim and a motion to void the default judgment. In October 2006 the Company and the former employees, except Robert Pantano, our former CFO, signed a settlement agreement and general release under which we paid $105,000. A court order reflecting dismissal of the non-CFO claims was issued on October 10, 2006. On March 27, 2007, the court granted Mr. Pantano’s motion for summary judgment with respect to his wage claim and with respect to the counterclaims that had been asserted against him. The court also allowed Mr. Pantano’s motion to amend his complaint to add a claim for retaliation, which claim is still pending. We and our Chief Executive Officer have the right to appeal the court’s decisions and intend to do so. We accrued $100,000 in the fourth quarter representing the potential liabilities for the remaining CFO claim, which we believe is the Company’s maximum liability under this claim.

          From time to time legal proceedings or disputes arise in the normal course of business. The Company monitors and reviews these matters and maintains accruals where appropriate.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASERS OF EQUITY SECURITIES.

Market Information

          Our common stock currently trades on the Nasdaq Over The Counter Bulletin Board under the symbol “ALIF” The following table sets forth for the periods indicated, the range of the high and low bid quotations for our common stock. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

2005	Low	High

First Quarter	$0.40	$1.20
Second Quarter	$0.30	$0.80
Third Quarter	$0.25	$0.75
Fourth Quarter	$0.35	$0.66

2006	Low	High

First Quarter	$0.38	$1.32
Second Quarter	$0.70	$1.25
Third Quarter	$0.58	$1.02
Fourth Quarter	$0.70	$2.50

Shareholders

          As of March 28, 2007, we had outstanding 34,397,381shares of common stock, held by approximately 140 stockholders of record.

Dividend Policy

          To date, we have neither declared nor paid any cash dividends on shares of our common stock. We presently intend to retain earnings to finance the operation and expansion of our business and do not anticipate declaring cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

          We have previously reported in our filings with the SEC information about unregistered sales of our securities made during the period covered by this report pursuant to applicable exemptions from the registration requirements of the Securities Act of 1933, as amended except the following sales:

          In December 2006, we issued 41,333 shares of common stock for $19,840 upon exercise of an option issued to a consultant in January 2002.

          In December 2006, the Company issued 100,000 shares of common stock for $36,000 upon exercise of an option issued to a director in December 2005.

Equity Compensation Plan Information

          The information required by this Item 5 regarding securities authorized for issuance under equity compensation plans is included in Item 11 of this report.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

          The following Management’s Discussion and Analysis is intended to help the reader understand our results of operations and financial condition and is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements.

          We provide leading edge entertainment products, games and technologies for the latest 2nd and 3rd generation (2G and 3G) telecommunications devices and mobile phones. Our core products are based on leading edge 3G streaming technologies and are: V-girl™ - your virtual girlfriend; V-boy™ - your virtual boyfriend; V-Penguin™, Toonmates™ and our CBS license based properties: American’s Next Top Model™ Series 7 and 8 and Big Brother™ mobile game.

          We have in 2006 and early 2004 successfully launched our key mobile products in Brunei, Hong Kong, Malaysia, Sweden, Taiwan and the USA. We intend to continue to expand our business and product launches to the global mobile communication markets in Asia, Asia Pacific, Africa, Australia, Europe, India, Japan, Korea, the People’s Republic of China and South America. However, the nature, speed and extent of these activities is contingent on the availability of funds and our ability to generate sufficient revenues and the establishment of the necessary sales channels. There can be no assurance that we will be able to raise sufficient funds on acceptable terms to finance the future expansion nor that we are able to generate sufficient revenues in the new target markets.

          Historically, our revenues have been relatively small and we have experienced operating losses and negative cash flow from operations. We have financed our operations in recent years by raising capital through equity financings and through loans provided by our Chief Executive Officer. We expect that we will need to continue raising capital through debt or equity financings during the next twelve months in order to fund our operations.

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

Results of Operations —Year Ended December 31, 2006 compared to 2005

          Revenues. Revenues for the year ended December 31, 2006 were $856,334, compared to $266,757 for the year ended December 31, 2005. The increase of $589,577 was primarily due to licensing revenue generated from our 3G mobile products and technologies such as V-Girl ™, V-Boy™, V-Penguin™ and the licensing of our Internet technology.

          Engineering and Cost of Sales. These costs generally consist of salary and payroll tax expenses, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Total engineering and cost of sales expense for the year ended December 31, 2006 were $1,330,967, compared to $865,036 for the year ended December 31, 2005. The increase of $465,931,or 53.9% was due to new hires and the stock-based compensation expense recognized upon adoption of SFAS 123R.

          Research & Development Expenses. Research and development expenses are similar in nature to engineering expenses with the exception that they relate to products in their initial development stage and are expected to generate revenue at a later date. Total research and development expenses for the year ended December 31, 2006 were $341,861, compared to $103,841 in the year ended December 31, 2005. The increase of $238,020 is primarily due to increase of emphasis in product development and stock-based compensation expense recognized upon adoption of SFAS 123R.

          General and Administrative Expenses. General and administrative expenses consist of salary and payroll tax expenses of administrative personnel, rent, and professional fees and costs associated with employee benefits, supplies, communications, and travel. Total general and administrative expenses for the year ended December 31, 2006 were $1,625,017,as compared to $476,929 for the year ended December 31, 2005. The increase of $1,148,088 or 240.7% was primarily due to stock-based compensation expense recognized upon adoption of SAFS 123R, general legal and professional fees.

          Sales and Marketing Expenses. Sales and marketing expenses consist of salary, and payroll tax expenses of marketing personnel, and costs relating to marketing materials, promotional videos, advertising, trade show related expense, and public relation activities. Total marketing expenses for the year ended December 31, 2006 were $1,045,562, as compared to $257,344 for the year ended December 31, 2005. The increase of $788,218 or 306.3% was primarily due to effort in global expansion and stock-based compensation expense recognized upon adoption of SFAS 123R.

          Net Loss. Net Loss for the year ended December 31, 2006 was $2,942,532 as compared to a net loss of $1,684,449 for the year ended December 31, 2005. This increase of $1,258,083 or 74.69% was primarily due to effort in global expansion, increase of staff and stock-based compensation expense. The stock-based compensation expense of $1,486,800 was recognized upon adoption of SAFS 123R. The net loss per share for the year ended December 31, 2006 was $0.10 compared to a net loss per share of $0.07 for 2005.

          Loss from Operations and Net Loss Excluding Stock-Based Compensation Expenses

          For the year ended December 31, 2006, our loss from operations was $3,487,073 and our net loss was $2,942,532 including the effects of SFAS 123(R) which requires the recognition of compensation expense for stock options. Excluding the income statement effects of share-based compensation and the requirements of SFAS No. 123(R), our non-GAAP loss from operations would have been $2,000,273 and our non-GAAP net loss would have been $1,455,732 for fiscal 2006.

          Non-GAAP loss from operations and net loss exclude stock-based compensation expenses that are driven primarily by discrete events that management does not consider to be directly related to our core operating performance. These non-GAAP financial measures should not be considered a substitute for loss from operations and net loss calculated in accordance with US GAAP, and the financial results calculated in accordance with US GAAP and reconciliations to those financial statements should be carefully evaluated. The non-GAAP loss from operations and net loss used by us may be calculated differently from and therefore may not be comparable to similarly titled measures used by other companies.

          We believe that the presentation of non-GAAP loss from operations and non-GAAP net loss provides important supplemental information to management and investors regarding financial and business trends relating to our financial condition and results of operations.

          Reconciliation of GAAP to Non-GAAP Results

          The table below sets forth the items included in loss from operations and net loss that management excludes in computing the non-GAAP loss from operations and non-GAAP net loss and provides a reconciliation of GAAP to Non-GAAP results:

GAAP Loss from Operations	$(3,487,073)
Adjustment for share-based compensation within:
General and administrative	531,000
Engineering and cost of sales	265,500
Research and development	159,300
Sales and marketing	531,000
Loss from operations excluding share-based compensation	$(2,000,273)

GAAP Net Loss	$(2,942,532)
Adjustment for share-based compensation within:
General and administrative	531,000
Engineering and cost of sales	265,500
Research and development	159,300
Sales and marketing	531,000
Net loss excluding share-based compensation	$(1,455,732)

Liquidity and Capital Resources

          For the year ended December 31, 2006, we reported a net loss of $2,942,532, cash used in operations of $2,537,054, and at December 31, 2006 has a working capital deficit of $418,966. We have experienced difficulty and uncertainty in meeting our liquidity needs and anticipate that our liquidity and capital resources needs for the next 12 months may not be satisfied solely from cash flows generated from operating activities. During the year ended December 31, 2006, funds raised from issuance of shares amounted to $3,919,660. Our CEO has agreed to postpone his claim for a total sum of $222,805 owed to him by us at December 31, 2006.

          Through March 30 2007, we issued 683,888 shares of common stock resulting in total proceeds to us of approximately $893,000. Management continues to seek funding through direct share placement activities and believes that proceeds generated from share placement activities together with any cash flows generated from operating revenues will be sufficient to fund our operations and working capital needs through December 31, 2007. We believe that we will need approximately $3 million in additional financing in 2007 to meet our working capital needs and pursue our business objectives over the next twelve months (of which $900,000 was raised in the first quarter of 2007). While we believe that we will be able to obtain the funding required to support our operations and growth, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and may need to revise our growth plans or reduce our overhead, which will adversely affect our operating results. Debt financing, if available, will increase expenses and must be repaid regardless of operating results. Equity financing could result in dilution to existing stockholders. Our future capital requirements may vary materially from those now planned.

Critical Accounting Policies

         Revenue Recognition, Concentrations and Credit Risk

         The Company generates revenues from the following sources.

(a)	Software agreements from the licensing of the Company’s software

(b)	Fees from mobile products sold to end users via telecommunications operators and carriers

(c)	Application, consulting and implementation services

         Revenues from the licensing of the Company’s software are accounted for in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition. Software agreements may include multiple elements. Fees are allocated to the various elements based on vendor-specific objective evidence (“VSOE”) of fair value and the portion of the fees allocated to each element is recognized as revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. If VSOE does not exist for the allocation of revenues to the various elements of the arrangement, all revenues from the arrangement are deferred until the earlier of (1) when VSOE exists, or (2) when all elements of the arrangement have been delivered. Historically, the majority of our software agreements have not included multiple elements nor has the Company had any continuing obligations or involvement under the agreements. In accordance with SOP 97-2, revenues from such licensing agreements have been recognized at the time the licenses were granted.

         Revenues from entertainment products, games and technologies used in mobile phones are recognized net in accordance with Emerging Issues Task Force (“EITF”) issue 99-19. Recognition is net as (1) the Company is not the primary obligor in the arrangements (2) the amount the Company earns is fixed (the download rate), and (3) the telecommunications carrier and the Company both have credit risk. Revenues are recognized only after the applications have been downloaded by mobile users from the carriers and such downloads have been charged by carriers to end users and these charges are supported by statements received from the carriers.

         Revenues from application, consulting and implementation services are recognized as services are performed.

         There are no significant future costs associated with any of the Company’s revenue transactions. Development costs which are not required to be capitalized, primarily marketing and installation costs, are charged to earnings as incurred.

         The Company extends credit to its customers in the normal course of business. The Company performs ongoing credit evaluations and generally does not require collateral. The Company maintains reserves for potential credit losses based upon its loss history and its aging analysis.

         Stock-Based Compensation

         Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). At January 1, 2006, all outstanding options were fully vested.

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

         Derivatives

         We follow the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133”) along with related interpretations EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) and EITF No. 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” (“EITF 05-2”). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the Balance Sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. We value these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings. We continue to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock. We utilize the Black-Scholes option-pricing model to determine fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instruments expected remaining life. These assumptions require significant management judgment.

Recent Accounting Pronouncements

         During June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”— an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Management does not believe this interpretation will have an impact on the Company’s consolidated operating results, cash flows or financial position upon adoption.

         During October 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement does not require any new fair value measurements but provides guidance on how to measure fair value and clarifies the definition of fair value under accounting principles generally accepted in the United States of America. The statement also requires new disclosures about the extent to which fair value measurements in financial statements are based on quoted market prices, market-corroborated inputs, or unobservable inputs that are based on management’s judgments and estimates. The statement is effective for fiscal years beginning after November 15, 2007. The statement will be applied prospectively by the Company for any fair value measurements that arise after the date of adoption.

         The FASB has also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. As the Company has no plans covered by this standard, it will have no effect on the consolidated financial statements.

         In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure eligible items at fair value at specified election dates. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 although early adoption is permitted provided that an entity also adopts SFAS 157. Management has not determined the impact this standard will have on the Company’s consolidated operating results or financial position upon adoption.

         The SEC has issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), in September 2006. SAB 108 requires entities to quantify misstatements based on their impact on each of their financial statements and related disclosures. SAB 108 is effective as of December 31, 2006. The adoption of this standard is not expected have an impact on the Company’s consolidated results of operations, cash flows or financial position.

ITEM 7.	FINANCIAL STATEMENTS

          Our consolidated financial statements and related notes are contained on pages F-1 to F-19 of this report.

ITEM 8.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

ITEM 8A.	CONTROLS AND PROCEDURES

          (a)    Evaluation of Disclosure Controls. Our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our 2006 fiscal year. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our Chief Executive Officer and Principal Financial Officer has concluded that our disclosure controls and procedures were effective as of December 31, 2006.

          It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

          (b)    Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2007 as we implement our Sarbanes Oxley testing methodologies.

ITEM 8B.	OTHER INFORMATION

          None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE wITH SECTION 16(A) OF THE EXCHANGE ACT.

          Set forth below are the names of our directors and executive officers, their ages, their offices with us, if any, their principal occupations or employment for the past five years, the length of their tenure as directors and the names of other public companies in which they hold directorships.

Name	Age	Position

Eberhard Schoneburg	50	Chairman of the Board, Chief Executive Officer, President and Treasurer
Ernest Axelbank	28	Chief Technology Officer
Claudia Alsdorf	40	Director
Dr. Gert Hensel	52	Director
Michael Rowan	40	Director, Director of Business Development Europe

          Eberhard Schoneburg has been our founder and Chairman of our Board since November 1994. He was Chief Executive Officer from November 1994 to May 1996 and from October 1997 to the present. We were founded in November 1994 as Neurotec International Corp., a wholly owned subsidiary of Neurotec GmbH, a German multimedia and Internet solutions company owned by Mr. Schoneburg and two corporate investors: a major German retailer and an industrial conglomerate. Neurotec GmbH was part of the Neurotec Group, a group of high tech companies founded in Germany by Mr. Schoneburg in 1993. In 1997, Mr. Schoneburg sold all of his shares in Neurotec GmbH to the remaining stockholders and contemporaneously purchased 100% of the shares of Neurotec International Corp. from Neurotec GmbH. From 1989 to 1994 Mr. Schoneburg was a professor for industrial applications of artificial intelligence at Fachhochschule Furtwangen, Germany. From 1988 to 1993, he was the chairman of the BIT Group, a group of five German high-tech companies which he founded in 1988. Mr. Schoneburg was awarded the First Prize of the Berlin Innovation Award in 1990 for the development of the first European Neural Compiler and again in 1992 for the development of an expert system for detecting chemical hazards for Procter and Gamble. He has published five course books on a wide variety of topics such as computer viruses, neural networks, evolution strategies and genetic programming. Mr. Schoneburg has successfully launched over 20 high tech companies on three continents over the last 20 years.

          Ernest Axelbank is our Chief Technology Officer and has been with our company since March 1999. His duties include covering technical details regarding software architecture, software development, network infrastructure and security. He also performs pre-sales and business development activities and liaises with partners and clients with requirements specification and deployment details.

          Claudia Alsdorf joined our Board in August 2001. In 1999, Ms. Alsdorf co-founded echtzeit AG where she was principally responsible for the preparation of an initial public offering of echtzeit AG securities on the German Neuer Market exchange, as well as initiating a joint venture with a German retailer for three-dimensional product presentations and online catalogues. In 1996, Ms. Alsdorf founded echtzeit USA in San Francisco, and was mainly responsible for the initiation of operations with United States- based companies. In 1995, Ms. Alsdorf co-founded echtzeit Gesellschaft fur mediales Gestalten mbH, a developer of computing environments for e-commerce and communications both on the desktop and for large-scale multi-user Internet environments, with subsidiaries in Berlin, Cologne and Zurich. Ms. Alsdorf is currently a corporate executive at SAP AG, Germany.

          Dr. Gert Hensel joined our Board in July 2001. Since January 2000, Dr. Hensel has been the Chief Operating Officer and founder of VICUS Grundstuecksservice GmbH, a real estate management company. From January 1998 to January 2000, Dr. Hensel was the founder and a shareholder of Weiss-Grundstuecksverwaltungs--und Entwicklungsgesellschaft mbH Erkner, a real estate management company. Since January 1995, Dr. Hensel has been a corporate fiduciary for BIT GmbH, Berlin and a manager of DABU Accounting services.

          Michael Rowan joined our Board in September 2004. He became our Director of Business Development Europe in June 2004. He qualified and practiced as a commercial lawyer with Linklaters and Alliance, a London based law firm from 1988 to 1993. In 1993 he joined the Equity Capital Markets division of Merrill Lynch, heading a team of transaction lawyers based both in London and Hong Kong. In 1996, Michael became a director of the division with responsibility for structuring and pricing equity transactions, including IPOs, and advising on M&A assignments. In 2002 he left Merrill Lynch and became a director of Accelera Capital, a private equity fund headquartered in Hong Kong. At Accelera Capital, Michael focused on providing assistance in the development of the Asian strategies for a portfolio of companies based in the UK and the US. Mr. Rowan left Accelera in June 2004 and is currently a full-time consultant.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owners of more than ten percent (10%) of our registered stock to file initial reports of ownership and reports of changes in ownership of our shares with the SEC, and to provide copies of such reports to the company.

          During the fiscal year ended December 31, 2006, our executive officers, directors or beneficial owners of more than ten percent (10%) of our capital shares were required to file reports on Form 4. During 2006, the following directors and executive officers failed to report option grants on Form 4: (i) Ms. Claudia Aldorf, a director, was granted options to purchase 200,000 shares, (ii) Mr. Gert Hensel, a director, was granted options to purchase 200,000 shares, (iii) Mr. Eberhard Schoenberg, our Chairman and Chief Executive Officer, was granted options to purchase 300,000 shares and warrants to purchase 700,000 shares, (iv) Mr. Michael Rowan, a director and officer was granted options to purchase 300,000 shares, and (v) Mr. Ernest Axelbank, our Chief Technology Officer, was granted options to purchase 300,000 shares. The reporting persons subsequently reported these option grants on Form 5.

Code of Ethics

          We have adopted a Code of Ethics (as defined in Item 406 of Regulation S-B) that applies to our principal executive, financial and accounting officers. Artificial Life, Inc. will provide a copy of its code of ethics, without charge, to any person that requests it. Requests should be addressed in writing to Ms. Alice Tat, Manager - Finance and Accounting, Artificial Life, Inc., 26/F., 88 Hing Fat Street, Causeway Bay,Hong Kong.

Director Nominees Recommended by Stockholders

          We have not implemented any changes to the procedures by which stockholders may recommend nominees to our board of directors since we last disclosed those procedures in our most recent proxy statement.

Audit Committee and Audit Committee Financial Expert

          We have a separately designated standing audit committee established in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Dr. Hensel and Ms. Alsdorf are members of the audit committee. The Board has determined that at least one person on the Audit Committee, Dr. Gert Hensel, qualifies as a “financial expert” as defined by SEC rules implementing Section 407 of the Sarbanes-Oxley Act. Dr. Hensel also meets the definition of an “independent” director set forth in Rule 4200(a)(15) of the Market Place Rules of the Nasdaq Stock Market.

ITEM 10.	EXECUTIVE COMPENSATION.

          The following table provides summary information concerning the compensation earned by our chief executive officer and chief technology officer for the fiscal year ended December 31, 2006 and 2005. No other executive officers received compensation from us in excess of $100,000 during those years.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option and Warrant Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified deferred compen- sation earnings ($)	All other Compen- sation ($)		Total ($)

(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)		(j)

Eberhard Schoneburg,	2006	$85,000		$10,000	-0-	$830,000	-0-	-0-	$24,000		$949,000
Chief Executive Officer	2005	$50,000		-0-	-0-	$156,000	-0-	-0-	$37,730		$206,000

Ernest Axelbank	2006	$92,500		$8,333	-0-	$249,000	-0-	-0-	-0-		$349,833
Chief Technology Officer	2005	$70,000	-	-0-	-0-	$116,000	-0-	-0-	-0-		$186,000

Michael Rowan	2006	$12,500		$2,500	-0-	$249,000	-0-	-0-	$18,000	(1)	$282,000
Director	2005	-0-		-0-	-0-	$236,000	-0-	-0-	-0-		$236,000

(1) $18,000 represents director fee for the year.

          The following table provides information concerning unexercised options and warrants, stock that has not vested, and equity incentive plan awards for our Chief Executive Officer outstanding as of December 31, 2006.

Outstanding Equity Awards At Fiscal Year-End

	Option Awards					Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Eberhard	300,000	-0-	-0-	$0.40	4/27/08	-0-	$0	-0-	$0
Schoneburg	200,000	-0-	-0-	$1.00	11/15/07	-0-	$0	-0-	$0
CEO	100,000	-0-	-0-	$0.36	12/9/07	-0-	$0	-0-	$0
	300,000	-0-	-0-	$0.83	12/4/09	-0-	$0	-0-	$0
	700,000	-0-	-0-	$0.83	12/4/09	-0-	$0	-0-	$0

Ernest Axelbank	100,000	-0-	-0-	$1.00	11/15/07	-0-	$0	-0-	$0
CFO	200,000	-0-	-0-	$0.40	4/27/08	-0-	$0	-0-	$0
	100,000	-0-	-0-	$0.36	12/9/07	-0-	$0	-0-	$0
	300,000	-0-	-0-	$0.83	12/4/06	-0-	$0	-0-	$0

Michael Rowan	200,000	-0-	-0-	$1.00	11/15/07	-0-	$0	-0-	$0
Director	300,000	-0-	-0-	$0.40	4/27/08	-0-	$0	-0-	$0
	200,000	-0-	-0-	$0.40	4/27/08	-0-	$0	-0-	$0
	300,000	-0-	-0-	$0.83	12/4/06	-0-	$0	-0-	$0

          The following table provides information concerning compensation paid by us to our directors during the fiscal year ended December 31, 2006.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Gert Hensel	$ 15,000	$ -0-	$ 166,000	$ 0	$ -0-	$ 0	$ 181,000

Claudia Alsdorf	$ 18,000	$ -0-	$ 166,000	$ 0	$ -0-	$ 0	$ 184,000

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

          The following table sets forth information as of March 28, 2007 regarding the beneficial ownership of our common stock by (i) each person that we believe beneficially owns 5% or more of our common stock; (ii) each named executive officer; (iii) each of our directors and each director nominee; and (iv) all of our current directors and executive officers as a group.

          Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Information regarding ownership of our common stock by our security holders is based, in part, upon our review of Forms 3, 4 and 5, and Schedules 13D and 13G filed with the Securities and Exchange Commission by such persons. Unless otherwise noted, each of the stockholders listed in the table possesses sole voting and investment power with respect to the shares indicated and address of our directors and executive officers is the address of our corporate offices. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person or group. As of March 28, 2007, there were 34,397,381 shares of common stock outstanding.

	Shares Beneficially Owned

Name of Beneficial Owner	Amount	Percent of Class

Eberhard Schoneburg (1)	7,852,604	21.9%
Claudia Alsdorf (2)	600,000	1.7%
Dr. Gert Hensel (3)	600,000	1.7%
Michael Rowan (4)	1,447,861	4.1%
Ernest Axelbank(5)	730,000	2.1%
Accelera Ventures Ltd. (6)	2,544,118	7.4%
DKR Capital Partners LP (7)	2,272,726	6.6%
Tong Nguen Khoong (8)	416,666	1.2%
Bukit Kiara Capital Sdn. Bhd (9)	1,500,000	4.4%
Joint Glory International (10)	750,000	2.2%
Ajmal Rahman (11)	2,100,000	5.9%
Bruno Gabriel (12)	1,739,426	5.1%
Christian Gloe (13)	1,991,137	5.7%
All current directors and executive officers
as a group (5 persons) (14)	11,230,465	29.7%

(1)	Includes 1,662,500 shares subject to stock options and warrants that are exercisable within 60 days.

(2)	Represents 600,000 shares subject to stock options that are exercisable within 60 days.

(3)	Represents 600,000 shares subject to stock options that are exercisable within 60 days.

(4)	Includes 1,000,000 shares subject to stock options and warrants that are exercisable within 60 days.

(5)	Includes 700,000 shares subject to stock options that are exercisable within 60 days.

(6)	Based on information reported by Accelera Ventures Ltd. on Schedule 13G/A filed with the Securities and Exchange Commission on February 17, 2006.

(7)	Based on information reported by DKR Capital Partners LP on Schedule 13G filed with the Securities and Exchange Commission on February 14, 2007.

(8)

Based on information reported by Tong Nguen Khoong on Schedule 13G/A filed with the Securities and Exchange Commission on October 7, 2005. Does not include 1,500,000 shares beneficially owned by Bukit Kiara Capital Sdn. Bhd. and 750,000 shares beneficially owned by Joint Glory International, entities of which Tong Nguen Khoong is a director.

(9)

Based on information reported by Bukit Kiara Capital Sdn. Bhd. on Schedule 13G filed with the Securities and Exchange Commission on October 7, 2005 less option of 50,000 shares expired on December 21, 2006.

(10)	Based on information reported by Joint Glory International. on Schedule 13G filed with the Securities and Exchange Commission on August 9, 2005.

(11)	Includes 1,400,000 shares subject to stock options that are exercisable within 60 days.

(12)

Includes 200,000 shares held by DARUM Holding AG, a Swiss corporation in which Mr. Gabriel is a majority stockholder. Mr. Gabriel disclaims any beneficial ownership of the 200,000 shares held by DARUM Holding AG, except to the extent of his pecuniary interest in these shares, if any.

(13)	Includes 755,200 shares subject to stock options that are exercisable within 60 days.

(14)	Includes 4,562,500 shares subject to options and warrants, all of which are exercisable within 60 days.

Equity Compensation Plan Information

          The following table sets forth certain information as of December 31, 2006 about our equity compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	5,955,356	$ 0.67	31,131,208

Equity compensation plans not approved by security holders	—	—	—
Total	5,955,356	$ 0.67	31,131,208

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

          Since January 1, 2006, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any member of the immediate family of any of the foregoing individuals has or will have a direct or indirect material interest other than the transactions described below.

          Employment Agreements

          Under a executive employment Agreement dated July 1, 2006 we have agreed to employ Eberhard Schoneburg as President, Chief Executive Officer and Chairman of the Board. This employment agreement expires on December 31, 2009. This agreement also provides for an initial annual base salary of $120,000, which will increase annually as determined by our Board in increments of at least 25% per year. The employment agreement also provides for a cash bonus equal to 3% of our net profits, a bonus payable in cash or stock equal to 3% of the total price of any merger of the company with a third party, or acquisition of a majority of the company’s shares in which transactions Mr. Schoneburg is instrumental in consummating and a bonus payable in cash or stock equal to 3% of the overall increase in the company’s market capitalization for each fiscal year. However, the bonus for the increase in the company’s market capitalization the fiscal year ended December 31, 2006 will not be paid by the company, and will not be deemed earned by Mr. Schoneburg, unless and until a change in control of the company occurs. Moreover, the bonus for the increase in the company’s market capitalization for fiscal years ended December 31, 2007 and thereafter will not be paid by the company to the extent that the amount of such bonus exceeds three times the amount of cash and cash equivalents reflected in the company’s balance sheet as of the end of the fiscal period for which such bonus is determined, in which case the amount of such bonus that the company will be obligated to pay with respect such fiscal year will be reduced to the maximum amount that would satisfy the cash requirement and the amount of such excess will not be paid by the company, and will not be deemed earned by Mr. Schoneburg, unless and until a change in control occurs, in which event such excess amounts, if any, will become immediately due and payable in full.

          As a result of our history of operating losses, Mr. Schoneburg has not received a bonus in any of our previous fiscal years. Mr. Schoneburg also voluntarily agreed to a reduced salary of $149,727 for 2002 and to a salary reduction to $50,000 per year effective January 1, 2003. If Mr. Schoneburg’s employment is terminated without cause or if he terminates his employment due to a “constructive termination” (as defined in the agreement), he will be entitled to receive a lump sum payment of equivalent to 18 months of base salary, bonuses and other benefits such as vacation pay and insurance benefits to which he is entitled under the employment agreement. If his employment is terminated in connection with a change of control, Mr. Schoneburg will be entitled to the foregoing termination payments based on a 36 month period. The agreement also contains a non-compete provision for a period of six months following termination of his employment.

          On August 1, 2006, we entered into an employment Agreement with Michael Rowan, our Director of Business Development for Europe. This employment agreement expires on December 31, 2007. This agreement also provides for an initial annual base salary of $30,000, which will increase annually as determined by our Board in increments of at least 25% per year. The employment agreement also provides for a bonus payable in cash or stock equal to 3% of the total price of any merger of the company with a third party or acquisition of a majority of the company’s shares in which Mr. Rowan is instrumental in consummating and a bonus payable in cash or stock equal to 5% of any capital raise in which Mr. Rowan is instrumental in consummating. If Mr. Rowan’s employment is terminated without cause or if he terminates his employment due to a “constructive termination” (as defined in the agreement), he will be entitled to receive a lump sum payment of equivalent to 12 months of base salary, bonuses and other benefits such as vacation pay and insurance benefits to which he is entitled under the employment agreement. If his employment is terminated in connection with a change of control, Mr. Rowan will be entitled to the foregoing termination payments based on a 36 month period. The agreement also contains a non-compete provision for a period of six months following termination of his employment.

          Other Transactions

          At December 31, 2006, we owed Mr. Schoneburg an aggregate of $222,805. The indebtedness bears interest at a rate of five percent (5%) per year and is unsecured.

Director Independence

          Of our four directors, we believe that Claudia Alsdorf and Dr. Gert Hensel are “independent directors” as defined in Rule 4200(a)(15) of the Market Place Rules of the Nasdaq Stock Market and that Eberhard Schoneburg and Michael Rowan are not “independent directors” as defined in that rule. Ms. Alsdorf and Dr. Hensel are the only members of our audit committee and our compensation committee. We do not have a standing nominating committee or any committees performing similar functions. The entire Board performs the functions of a nominating committee.

PART IV

ITEM 13.	EXHIBITS

          The exhibits to this Annual Report on Form 10-KSB are listed in the Exhibit Index contained at the end of this report. The Exhibit Index indicates each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-KSB.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          GHP Horwath, P.C. has audited our financial statements annually since the 2002 fiscal year. All of the services described below were approved by our audit committee prior to performance. The audit committee has determined that the payments made to its independent accountant for these services are compatible with maintaining such auditor’s independence.

Audit Fees

          The aggregate fees for professional services rendered by GHP Horwath, P.C. in connection with its audit of our annual consolidated financial statements in our Form 10-KSB and the review of our quarterly consolidated financial statements included in our Forms 10-QSB for the fiscal years ended December 31, 2005 and 2006 totaled approximately $58,100 and $58,400, respectively.

Audit-Related Fees

          No fees were paid by us for assurance and related services rendered by GHP Horwath, P.C. in connection with its audit and review of our financial statements for the fiscal years ended December 31, 2005 and 2006.

Tax Fees

          Fees of $0 and $700 were paid by us for professional services rendered by GHP Horwath, P.C. for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2005 and 2006.

All Other Fees

          No fees were paid by us for other services rendered by GHP Horwath for the fiscal years ended December 31, 2005 and 2006.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has duly caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized, in Hong Kong, on April 2, 2007.

ARTIFICIAL LIFE, INC.

By:	/s/ Eberhard Schoneburg

Eberhard Schoneburg
President and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed by the following persons in the capacities indicated as of April 2, 2007.

Signature	Title

/s/ Eberhard Schoneburg	President, Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Eberhard Schoneburg

/s/ Claudia Alsdorf	Director

Claudia Alsdorf

/s/ Dr. Gert Hensel	Director

Dr. Gert Hensel

/s/ T. Michael Rowan	Director

T. Michael Rowan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Artificial Life, Inc.

We have audited the accompanying consolidated balance sheet of Artificial Life, Inc. and subsidiaries as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Artificial Life, Inc. and subsidiaries as of December 31, 2006, and the consolidated results of their operations and cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No 123(R), “Share-Based Payment”.

GHP Horwath, P.C.
Denver, Colorado
April 2, 2007

ARTIFICIAL LIFE, INC.
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$1,338,158
Accounts receivable	294,005

Total current assets	1,632,163

Fixed assets:
Office equipment, net of accumulated depreciation of $14,129	14,080
Computer equipment, net of accumulated depreciation of $78,443	16,920
Office furniture, net of accumulated depreciation of $24,153	67,796

98,796

Prepaid license rights	200,000
Deposits and other assets	332,607

Total other assets	532,607

TOTAL ASSETS	$2,263,566

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,414,157
Note payable to officer/stockholder	222,805
Accrued expenses	414,167

Total liabilities (all current)	2,051,129

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding
Common stock, $.01 par value; 130,000,000 shares authorized, 33,713,493 shares issued and outstanding	337,134
Additional paid-in capital	36,168,126
Notes receivable from stockholders	(19,577)
Accumulated deficit	(36,273,246)

Total stockholders’ equity	212,437

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,263,566

See accompanying notes to consolidated financial statements

ARTIFICIAL LIFE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005 AND 2006

	2005	2006

Revenue:
Software license agreements	$265,257	$841,334
Application services and other	1,500	15,000

Total revenues	266,757	856,334

Operating expenses:
Engineering and cost of sales
Stock-based compensation	—	265,500
Other	865,036	1,065,467
General and administrative
Stock-based compensation	—	531,000
Other	476,929	1,094,017
Research and development
Stock-based compensation	—	159,300
Other	103,841	182,561
Sales and marketing
Stock-based compensation	—	531,000
Other	257,344	514,562

Total operating expenses	1,703,150	4,343,407

Loss from operations	(1,436,393)	(3,487,073)

Other income (expenses):
Interest income	—	32,269
Interest expense	(30,768)	(22,185)
Other	(3,288)	(17,418)
(Loss)/gain on value of derivative liability	(214,000)	551,875

	(248,056)	544,541

Net loss	$(1,684,449)	$(2,942,532)

Basic and diluted net loss per share	$(0.07)	$(0.10)

Weighted average basic and diluted shares outstanding	24,632,914	30,801,573

See accompanying notes to consolidated financial statements

ARTIFICIAL LIFE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2005 AND 2006

			Additional			Total
	Common Stock		Paid-in	Notes	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Deficit

Balance at January 1, 2005	23,296,345	$232,963	$29,618,508	$(19,577)	$(31,646,265)	$(1,814,371)
Issuance of common stock in private placements	3,357,724	33,577	1,267,563	—	—	1,301,140
Issuance of common stock upon conversion of short-term loan payable to stockholder	220,361	2,204	49,185	—	—	51,389
Common stock issued upon exercise of options	250,000	2,500	25,000	—	—	27,500
Common stock issued for reduction of accounts payable	5,549	55	5,120	—	—	5,175
Reclassification of options and warrants to derivative liabilities	—	—	(548,000)	—	—	(548,000)
Net loss	—	—	—	—	(1,684,449)	(1,684,449)

Balance at December 31 2005	27,129,979	271,299	30,417,376	(19,577)	(33,330,714)	(2,661,616)
Issuance of common stock in private placements	6,006,181	60,062	3,726,838	—	—	3,786,900
Issuance of common stock upon conversion of debt	250,000	2,500	197,500	—	—	200,000
Common stock issued upon exercise of options	246,333	2,463	96,277	—	—	98,740
Common stock issued upon exercise of warrants	81,000	810	33,210	—	—	34,020
Reclassification of options and warrants to derivative liabilities	—	—	(1,493,000)	—	—	(1,493,000)
Reclassification of options and warrants from derivative liabilities	—	—	1,703,125	—	—	1,703,125
Stock-based compensation	—	—	1,486,800	—	—	1,486,800

Net loss	—	—	—	—	(2,942,532)	(2,942,532)

Balance at December 31 2006	33,713,493	$337,134	$36,168,126	$(19,577)	$(36,273,246)	$212,437

See accompanying notes to consolidated financial statements.

ARTIFICIAL LIFE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005 AND 2006

	2005	2006

Cash flows from operating activities:
Net loss	$(1,684,449)	$(2,942,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	75,981	49,868
Loss on disposal of fixed assets	—	2,782
Bad debt expense	—	75,501
Interest expense accrued on advances from officer / stockholder	26,168	20,693
Stock based compensation	—	1,486,800
(Gain) / loss on value of derivative liability	214,000	(551,875)
Salary accrued to officer / stockholder	50,000	26,923
Increase in accounts receivable, trade	(60,301)	(236,544)
Decrease / (increase) in deposits and other assets	3,317	(491,370)
Increase in accounts payable and accrued expenses	62,234	22,700

Net cash used in operating activities	(1,313,050)	(2,537,054)

Cash flows from investing activities:
Purchases of fixed assets	(40,701)	(113,376)

Net cash used in investing activities	(40,701)	(113,376)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,328,640	3,919,660
Advances from officer / stockholder	53,317	12,687
Payments on advances from officer / stockholder	(48,415)	(166,979)
Proceeds from short-term loan from stockholder	81,000	—
Repayment of short-term loan from stockholder	(18,000)	(88,000)

Net cash provided by financing activities	1,396,542	3,677,368

Net increase in cash and cash equivalents	42,791	1,026,938
Cash and cash equivalents at beginning of period	268,429	311,220

Cash and cash equivalents at end of period	$311,220	$1,338,158

Supplemental disclosure of cash flow information:
Interest paid	$—	$38,697

Supplemental disclosure of non-cash financing activities:
Debt converted to common stock	$51,389	$200,000

Common stock issued for a reduction of accounts payable	$5,175	$—

Reclassification of options and warrants as derivative liabilities	$548,000	$1,493,000

Reclassification of options and warrants from derivative liabilities	$—	$1,703,125

See accompanying notes to consolidated financial statements

ARTIFICIAL LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2006

1.	Organization, Background and Nature of Operations, and Management’s Plans:

Organization, Background, and Nature of Operations

Artificial Life, Inc. (“Artificial Life”) develops, supports and markets software and games for mobile phones and devices.

Artificial Life Asia Limited is a wholly-owned subsidiary of Artificial Life formed to enter and serve Asian markets. The subsidiary concentrates on the support of Artificial Life in the Asian markets.

Artificial Life Ventures, Inc., Artificial Life USA, Inc. and Artificial Life Mobile Computing, Inc. are inactive, wholly-owned subsidiaries of Artificial Life, Inc.

Artificial Life Deutschland AG, (“Artificial Life Germany”) is a wholly-owned subsidiary located in Frankfurt, Germany. The subsidiary was formed to serve European markets, combine the Company’s European sales and marketing initiatives and concentrated on the development of internet applications for banks and financial service organizations. The Company ceased operations of Artificial Life Deutschland in May 2001 and bankruptcy and dissolution proceedings were commenced in June 2001 and bankruptcy proceedings were concluded in mid-2006 by the German courts with no further obligations or liabilities for the Company.

In January 2007, the Company established a subsidiary, Artificial Life Europe GmhH, in Berlin, Germany, focusing on customer service and support activities and sales and marketing expansion in European markets.

The Company’s executive office is located in Hong Kong.

Management’s Plans

For the year ended December 31, 2006, the Company reported a net loss of $2,942,532, cash used in operations of $2,537,054, and at December 31, 2006 has a working capital deficit of $418,966. The Company has experienced difficulty and uncertainty in meeting its liquidity needs and the Company anticipates that its liquidity and capital resources needs for the next 12 months may not be satisfied solely from cash flows generated from operating activities. During the year ended December 31, 2006, funds raised from issuance of shares amounted to $3,919,660. The Company’s CEO has agreed to postpone his claim for a total sum of $222,805 owed to him by the Company at December 31, 2006.

Through March 30, 2007, the Company issued 683,888 shares of common stock resulting in total proceeds to the Company of approximately $893,000. Management continues to secure funding through direct share placement activities and believes that proceeds generated from share placement activities together with any cash flows generated from operating revenues will be sufficient to fund the Company’s operations and working capital needs through December 31, 2007.

2.	Summary of Significant Accounting Policies:

Management Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the

ARTIFICIAL LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2006

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

Fixed Assets

Fixed assets are stated at cost. Depreciation and amortization is provided on the straight-line basis over the estimated useful lives of the respective assets (two and three years). Expenditures for maintenance, repairs and minor renewals are charged to expenses as incurred. Betterments and major renewals are added to the fixed asset accounts at cost.

Revenue Recognition, Concentrations and Credit Risk

The Company generates revenues from the following sources.

(a)	Software agreements from the licensing of the Company’s software

(b)	Fees from mobile products sold to end users via telecommunications operators and carriers

(c)	Application, consulting and implementation services

Revenues from the licensing of the Company’s software are accounted for in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition. Software agreements may include multiple elements. Fees are allocated to the various elements based on vendor-specific objective evidence (“VSOE”) of fair value and the portion of the fees allocated to each element is recognized as revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. If VSOE does not exist for the allocation of revenues to the various elements of the arrangement, all revenues from the arrangement are deferred until the earlier of (1) when VSOE exists, or (2) when all

ARTIFICIAL LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2006

elements of the arrangement have been delivered. Historically, the majority of our software agreements have not included multiple elements nor has the Company had any continuing obligations or involvement under the agreements. In accordance with SOP 97-2, revenues from such licensing agreements have been recognized at the time the licenses were granted.

Revenues from entertainment products, games and technologies used in mobile phones are recognized net in accordance with Emerging Issues Task Force (“EITF”) issue 99-19. Recognition is net as (1) the Company is not the primary obligor in the arrangements (2) the amount the Company earns is fixed (the download rate), and (3) the telecommunications carrier and the Company both have credit risk. Revenues are recognized only after the applications have been downloaded by mobile users from the carriers and such downloads have been charged by carriers to end users and these charges are supported by statements received from the carriers.

Revenues from application, consulting and implementation services are recognized as services are performed.

There are no significant future costs associated with any of the Company’s revenue transactions. Development costs which are not required to be capitalized, primarily marketing and installation costs, are charged to earnings as incurred.

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

In 2006, 11% of total revenues were generated from four Asian companies, 12% from one U.S. company, 30% from one South African company and 47% from three European companies.

Computation of Net Loss Per Share

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, Computation of Earnings Per Share, a basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period and the weighted average dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the Treasury Stock method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive. All common equivalent shares of the Company are anti-dilutive. Therefore, diluted earnings per share is the same as basic earnings per share.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). At January 1, 2006, all outstanding options were fully vested. Prior to the adoption of SFAS 123R, the

ARTIFICIAL LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2006

Company accounted for stock-based compensation plans under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and had adopted the disclosure only provisions of SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). Had compensation for stock option grants been determined based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, net loss and net loss per share would have been adjusted to the pro forma amounts for the year ended December 31, 2005 as follows:

Net loss, as reported	$(1,684,449)
Deduct: Total stock-based employee compensation expense determined under fair-value method	(754,375)

$(2,438,824)

Loss per share:
Basic and diluted-reported	$(0.07)

Basic and diluted-pro forma	$(0.10)

The fair value was estimated at the date of grant using the following weighted average assumptions:

Risk free interest rate	3.35% to 4.33%
Dividend yield	None
Expected life of options in years.	1
Expected volatility.	123.0% to 174.7%

Option valuation models require the input of highly subjective assumptions including the expected life of the options and their expected volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The pro forma net loss per share above is calculated using the weighted average number of shares of common stock outstanding as described in Note 2. The weighted average fair value of options granted during the year ended December 31, 2005 was $0.52 per share.

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

ARTIFICIAL LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2006

Financial Instruments

The carrying amount of the Company’s cash, accounts receivable and accounts payable approximates fair value due to their short-term maturity. The fair value of amounts due to related parties cannot be determined due to their related party nature.

Derivatives

We follow the provisions of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133”) along with related interpretations EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) and EITF No. 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” (“EITF 05-2”). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the Balance Sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. We value these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings. We continue to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock. We utilize the Black-Scholes option-pricing model to determine fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instruments expected remaining life. These assumptions require significant management judgment.

Research and Development

Research and development costs are charged to operations as incurred.

Recent Accounting Pronouncements

During June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”— an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Management does not believe this interpretation will have an impact on the Company’s consolidated operating results, cash flows or financial position upon adoption.

During October 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement does not require any new fair value measurements but provides guidance on how to measure fair value and clarifies the definition of fair value under accounting principles generally accepted in the United States of America. The statement also requires new disclosures about the extent to which fair value measurements in financial statements are based on quoted market prices, market-corroborated inputs, or unobservable inputs that are based on management’s judgments and estimates. The statement is effective for fiscal years beginning after November 15, 2007. The statement will be applied prospectively by the Company for any fair value measurements that arise after the date of adoption.

ARTIFICIAL LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2006

The FASB has also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. As the Company has no plans covered by this standard, it will have no effect on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” This statement permits entities to choose to measure eligible items at fair value at specified election dates. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007 although early adoption is permitted provided that an entity also adopts SFAS 157. Management has not determined the impact this standard will have on the Company’s consolidated operating results or financial position upon adoption.

The SEC has issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), in September 2006. SAB 108 requires entities to quantify misstatements based on their impact on each of their financial statements and related disclosures. SAB 108 is effective as of December 31, 2006. The adoption of this standard is not expected have an impact on the Company’s consolidated results of operations, cash flows or financial position.

3.	Prepaid License Rights:

In October 2006, the Company entered into a two year licensing agreement for the right to develop games based on television programs. The Company paid $200,000 for the license rights in October 2006 and $400,000 in January 2007. The Company is required to pay an additional $500,000 in January 2008, unless the agreement is terminated before that time.

The Company and the licensor will share revenues from the future sale of mobile games to end users. Amounts paid by the Company for the license rights are recoupable by the Company as a credit against future revenue share payable to the licensor. Accordingly, the $200,000 paid in October 2006 has been recorded as prepaid license rights, which will be charged to operations as future revenues are earned.

4.	Accrued Expenses:

          Accrued expenses at December 31, 2006 consist of the following:

Accrued payroll and related expenses	$224,293
Other liabilities	189,874

Total accrued expenses	$414,167

5.	Related Party Transactions:

During 2005 and 2006, the Company received total advances of $53,317 and $12,687, respectively, plus unpaid 2005 salary of $50,000 and unpaid 2006 salary of $26,923 from, and repaid $48,415 and $149,369 respectively, to the Chief Executive Officer. In addition, advances of $200,000 were converted into 250,000 shares of the Company’s common stock in 2006. The total amount remaining outstanding and payable to the CEO at December 31, 2006 including accrued 2006 interest of $3,083, was $222,805. The advances bear interest at 5%, and are unsecured.

At December 31, 2005, the Company owed $88,000 to a stockholder for amounts borrowed under short-term loan agreements. These loans were fully repaid in the second quarter of 2006.

ARTIFICIAL LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2006

6.	Stockholders’ Equity:

Common Stock

In 2005, the Company sold 3,357,724 shares of common stock in private placements, and total proceeds to the Company were $1,301,140.

In 2005, two short-term loans totaling $51,389 payable to two stockholders were converted into 220,361 shares of the Company’s common stock.

In 2005, the Company issued 250,000 shares of common stock upon the exercise of options, and the total proceeds to the Company were $27,500.

In 2005, the Company issued 5,549 shares of common stock to settle in full accounts payable of $5,175.

In 2006, the Company sold 5,946,181 shares of common stock in private placements and paid commissions of 60,000 shares and $61,000 in cash. The total proceeds to the Company were $3,786,900.

In November 2006, the Company issued 250,000 shares of common stock to its Chief Executive Officer upon conversion of $200,000 of debt. The conversion rate was determined based on the share price received in concurrent private placement transactions.

In 2006, the Company issued 246,333 shares of common stock upon the exercise of options and the total proceeds to the Company were $98,740.

In 2006, the Company issued 81,000 shares of common stock upon the exercise of warrants issued to a consultant in 2001. The total proceeds to the Company were $34,020.

Through March 30, 2007, the Company sold 412,500 shares of common stock in connection with private placements and paid $46,500 as commissions. The total proceeds to the Company were $778,500.

Through March 30, 2007, the Company issued 271,388 shares of common stock for $114,773 upon the exercise of options.

Stock Option Plan

On April 1, 1998, the Company adopted the 1998 Equity Incentive Plan (the “Plan”) which, as amended, provides for the issuance of both non-statutory and incentive stock options to employees, officers, directors and consultants of the Company. On February 14, 2006, the Board approved an amendment to the Plan to increase the number of shares reserved under the Plan from 3,700,000 shares of common stock to 20,000,000 shares of common stock. On September 22, 2006, the Company’s stockholders approved amendments to the Plan including an increase in the number of shares reserved for issuance under the Plan to 40,000,000 shares. All options issued under the 1998 Plan vested before December 31, 2005.

Effective January 1, 2006, the Company adopted SFAS 123(R), using the modified prospective method. SFAS 123(R) requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123(R) also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide services in exchange for the award (the vesting period).

ARTIFICIAL LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2006

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

During 2005, options to acquire 200,000 shares of common stock, with an intrinsic value of approximately $19,500, were exercised for $22,500 and options to acquire 1,215,294 shares of common stock expired.

On December 4, 2006, the Company granted options to 7 employees to purchase 1,100,000 shares of common stock and granted options to 4 directors to purchase 1,000,000 shares of common stock, for a strike price of $0.83 per share. These options have a two-year term and vested immediately.

Total stock-based compensation recognized during the year ended December 31, 2006 related to these options was $1,115,100:

The Company used a Black-Scholes option pricing method to determine fair value at the date of grant using the following weighted average assumptions:

Risk free interest rate	4.87%
Dividend yield	None
Expected life of options in years	1.5
Expected volatility	145.4%

During 2006, options to acquire 246,333 shares of common stock, with an intrinsic value of approximately $280,600, were exercised for $98,740 and options to acquire 1,340,000 shares of common stock expired.

The expected volatility was based on the historical price volatility of the Company’s common stock. The dividend yield represents the Company’s anticipated cash dividend on common stock over the expected life of the stock options. The Company utilized the U.S. Treasury bill rate for the expected life of the stock options to determine the risk-free interest rate. The expected term of stock options represents the period of time that the stock options granted are expected to be outstanding based on management’s estimation. The expected term used by management approximates that as calculated by the guidance of SAB107, “Share-Based Payment” for “plain-vanilla” options.

ARTIFICIAL LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2006

A summary of the status of the Company’s stock options under the Plan as of December 31, 2005 and 2006 and the changes during the years then ended is presented below:

	2005		2006

	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	2,736,983	$0.73	5,441,689	$0.56
Granted	4,120,000	0.48	2,100,000	0.83
Exercised	(200,000)	0.11	(246,333)	0.40
Cancelled or expired	(1,215,294)	0.91	(1,340,000)	0.50

Outstanding at end of year	5,441,689	$0.56	5,955,356	$0.67

Options exercisable at end of year	5,441,689		5,955,356

The following table summarizes information about stock options outstanding under the Plan at December 31, 2006:

	Options Outstanding and Exercisable

Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$0.36-$1.00	5,955,356	1.74	$0.67

Options outstanding and exercisable under the stock option plan have an intrinsic value of approximately $691,700 and $3,570,700 at December 31, 2005 and 2006, respectively.

Other Stock Options

In 2005, in connection with the sale of common stock, the Company granted options to investors to purchase 2,755,200 shares of common stock for strike prices of $0.30 and $0.50 per share. The options have two-year terms and vested immediately.

During 2005, options to acquire 50,000 shares of common stock were exercised for $5,000 and options to acquire 117,833 shares of common stock expired.

In 2006, in connection with the sale of common stock, the Company granted investors options to purchase 1,854,405 shares of common stock for strike prices of $0.70-$1.00 per share and granted options to purchase 200,000 shares of common stock with a strike price of $0.70 a share to individuals as commission for raising capital. These options vested immediately and will expire in August 2007 and February 2008.

ARTIFICIAL LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2006

During 2006, options to acquire 550,000 shares of common stock expired.

A summary of the status of the Company’s other options issued as of December 31, 2005 and 2006 and the changes during the years then ended is presented below:

	2005		2006

	Other Options	Weighted Average exercise price	Other Options	Weighted Average exercise price

Outstanding at beginning of year	750,333	$0.49	3,337,700	$0.49
Issued	2,755,200	0.44	2,054,405	0.90
Exercised	(50,000)	0.10	0	0
Expired/canceled	(117,833)	0.30	(550,000)	0.50

Outstanding at end of year	3,337,700	$0.49	4,842,105	$0.65

All other stock options outstanding are exercisable as of December 31, 2006 have exercise prices ranging from $0.36 to $1.50, and have a weighted average remaining contractual life of approximately 0.79 year.

Warrants

In April 2005, the Company granted a director warrants to purchase 200,000 shares of common stock. The warrants were issued with a strike price of $0.40 a share, have a three-year term and vested immediately.

In November 2006, in connection with the sale of common stock, the Company granted eight investors warrants to purchase 1,227,500 shares of common stock and granted an individual a warrant to purchase 150,000 shares of common stock as commission for raising funds. These warrants were issued with a strike price of $1.20 a share, have a two-year term and vested immediately.

Also in November 2006, in connection with the issuance of common stock, the Company granted its Chief Executive Officer warrants to purchase 62,500 shares of common stock. The warrants were issued with a strike price of $1.20 a share, have a two-year term and vested immediately.

In December 2006, the Company granted its Chief Executive Officer warrants to purchase 700,000 shares of common stock. The warrants were issued with a strike price of $0.83 a share, have a three-year term and vested immediately.

Total stock-based compensation recognized in general and administration expense and sales and marketing expense for the year ended December 31, 2006 related to these warrants was $185,850 and $185,850 respectively, which was determined at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

Risk free interest rate	4.87%
Dividend yield	None
Expected life of options in years	1.5
Expected volatility	145.4%

At December 31, 2006 outstanding compensatory warrants had an intrinsic value of approximately $860,000.

ARTIFICIAL LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2006

During 2006, 81,000 warrants with an intrinsic value of approximately $60,000, were exercised.

In January 2007, in connection with the sale of common stock, the Company granted an investor a warrant to purchase 35,000 shares of common stock for a strike price of $3.00 per share. The warrant has a two-year term and vested immediately.

In February 2007, in connection with the sale of common stock, the Company granted 6 investors warrants to purchase 35,000 shares of common stock for a strike price of $3.00 per share. These warrants have a two-year term and vested immediately.

A summary of the status of the Company’s warrants as of December 31, 2005 and 2006 and the changes during the years then ended is presented below:

	2005		2006

	Warrants	Weighted Average exercise price	Warrants	Weighted Average exercise price

Outstanding at beginning of year	81,000	$0.42	281,000	$0.41
Issued	200,000	0.40	2,140,000	1.08
Exercised	—	—	(81,000)	0.42
Expired/canceled	—	—	—	—

Outstanding at end of year	281,000	$0.41	2,340,000	$1.02

All warrants outstanding are exercisable as of December 31, 2006 and have a weighted average remaining contractual life of approximately 2.04 years.

7.	Notes Receivable From Stockholders:

At December 31, 2005, notes receivable from stockholders consist of amounts due from stockholders in connection with the exercise of options in 2000.

8.	Derivative Stock Option and Warrant Liability:

In October and December 2005, the Company issued 2,156,298 shares of common stock and 4,150,000 options which resulted in the Company’s authorized and unissued shares being insufficient to settle all then outstanding and exercisable options and warrants. In February and March 2006, the Company issued an additional 3,802,181 shares of common stock and 2,054,405 options. In May 2006, the Company issued an additional 20,000 shares of common stock. On June 30, 2006, the Company had issued a total of 30,952,160 shares and exceeded its authorized capital. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the Company recorded a partial reclassification of outstanding and exercisable options and warrants issuable to non-employees as derivatives. The Company elected to reclassify options and warrants with the latest maturity date first. During 2005 and 2006, options and warrants to non-employees with a fair value of $548,000 and $1,493,000, respectively, were reclassified as derivatives. The reclassified options and warrants have strike prices ranging from $0.30 to $1.50, were granted on various dates between April 2001 and February 2006, and are exercisable on various dates between December 2006 and April 2011.

During the Annual Meeting of Stockholders held on September 22, 2006, an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from the then 30 million shares to 130 million shares was approved. On

ARTIFICIAL LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2006

September 22, 2006, options and warrants classified as derivatives with a then fair value of $1,703,125 were reclassified to equity. During the years ended December 31, 2005 and 2006, losses (gains) of $214,000 and ($551,875), respectively, on the fair value of derivatives were recognized.

9.	Income Taxes:

Pre-tax losses from operations for the years ended December 31, 2005 and 2006 were generated only in Hong Kong. It is management’s intention to reinvest all income earned outside the United States of America (“the U.S.”). Accordingly, no U.S. corporate income taxes have been provided in the consolidated financial statements. At December 31, 2006, the Company had federal net operating loss carry forwards of approximately $24,200,000 for U.S. income tax purposes expiring through 2022. The net operating loss (“NOL”) carry forwards may be subject to annual limitations based on ownership changes in the Company’s common stock as provided by in Section 382 of the Internal Revenue Code.

At December 31, 2006 the Company had NOL’S amounting to approximately $5,900,000 for Hong Kong income tax purposes that may be carried forward indefinitely. The difference between actual income tax expense and expected income tax expense computed by applying the U.S. federal income tax rate of 34% to loss before provision for income taxes is explained as follows:

	Year Ended December 31, 2005	Year Ended December 31, 2006

Expected income tax benefit at U.S. federal income tax rate	$(572,700)	$(1,000,500)
Effect of Hong Kong’s 17.5% income tax rate	294,800	485,600
Expiration of US State NOL's and US Federal and State R&D credits	—	3,734,400
Change in valuation allowance on deferred tax asset	277,900	(3,219,500)

Provision for income taxes	$—	$—

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 2006 are presented below:

December 31, 2006

Deferred tax assets:
U.S. Federal net operating loss carryforwards	$8,291,400
Hong Kong net operating loss carryforwards	1,039,500

9,330,900

Valuation allowance on deferred tax asset	(9,330,900)

Net deferred tax asset	$—

No undistributed earnings of the Company’s foreign subsidiaries were available at December 31, 2005 and 2006 as the Company incurred losses. Upon distribution of future earnings (if any) in the form of

ARTIFICIAL LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2006

dividends or otherwise, the Company would be subject to U.S. income taxes. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

10.	Commitments and Contingencies:

Leases

During 2003 the Company leased office and living space in Hong Kong on a month-to-month basis. The two-year office lease entered into in December 2003 was extended to match the expiry date (November 15, 2006) of another two-year office lease in the same building, entered into in November 2004. In November 2006, upon expiry of the two old office leases, the Company entered into a new 39-month lease and moved to new offices. Total monthly charges of $13,185 for the new office includes rent, building management and air-conditioning fees. Rental expense for the years ended December 31, 2005 and December 31, 2006 was approximately $120,000 and $124,000.

In February 2007, we established an office in Berlin, Germany, which serves as the Company’s new headquarters for European operations. The lease expires in February 2012 and provides for rent expense of $7,200 per month with annual increments of approximately $1,300 per month.

Future minimum lease payments, including the Berlin lease, are as follows:

Year ending December 31,	Amount

2007	$203,800
2008	226,600
2009	242,200
2010	133,200
2011	148,800
Thereafter	27,400

$982,000

Employment Contract

In July 2006, the Company entered into a new Executive Employment Agreement with Eberhard Schoneburg, President and Chief Executive Officer and Chairman of the Board. The Executive Employment Agreement expires on December 31, 2009 and provides for an initial annual base salary of $120,000, which will increase annually as determined by the Board of Directors in increments of at least 25% per year. The Executive Employment Agreement also provides for a cash bonus equal to 3% of net profits and a bonus payable in cash or stock equal to 3% of the total price of any merger of the Company with a third party or the acquisition of a majority of the Company’s shares in which transactions Mr. Schoneburg is instrumental. The Executive Employment Agreement further provides for a bonus payable in cash or stock equal to 3% of the overall increase in the Company’s market capitalization for each fiscal year payable only upon a change in control of the Company, and for 2007 and subsequent years, cannot exceed the Company’s cash requirement, as defined. The Executive Employment Agreement also includes severance payments (under certain conditions) of one and a half to three years salary as well as a non-compete provision for a period of six months following termination of his employment.

On August 1, 2006, the Company entered into an Employment Agreement with Michael Rowan, Director of Business Development for Europe. The Employment Agreement expires on December 31, 2007 and provides for an initial annual base salary of $30,000, which will increase annually, as determined by the Board of Directors, in increments of at least 25% per year. The employment agreement also provides for a bonus payable in cash or stock equal to 3% of the total price of any merger of the Company with a third

ARTIFICIAL LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2006

party or the acquisition of a majority of the Company’s shares, in which transactions Mr. Rowan is instrumental; and a bonus payable in cash or stock equal to 5% of any capital financing in which Mr. Rowan is instrumental. The Employment Agreement also includes severance payments (under certain conditions) of one to three years salary as well as a non-compete provision for a period of six months following termination of his employment.

Contingencies

In June 2001, Artificial Life Deutschland AG, a former subsidiary of the Company, entered into bankruptcy and dissolution proceedings. The proceedings were concluded in 2006 without any further liability to the Company.

In September 2001, Copley Place Associates filed suit against the Company in Massachusetts Superior Court alleging that the Company had breached its commercial lease by vacating its former Boston, Massachusetts corporate headquarters prior to the expiration of the lease term. Copley Place Associates has alleged damages of approximately $585,000 and the court granted their motion for summary judgment on March 4, 2002. Damages assessed by the court I July 2002 have confirmed the summary judgment. The Company offered Copley Place Associates a complete settlement of the matter for $50,000, but no final settlement has been achieved. The Company has accrued $100,000 in connection with this matter.

In connection with claims for unpaid wages and vacation pay made by former employees of the Company’s former United States operations, the Company had accrued $108,000 representing the potential liability for these asserted claims with respect to this matter, as confirmed by an Administrative Law Magistrate. In January 2005 the Company received a court claim and a default judgment from the pending cases against some of these former US employees. The Company had filed a counter claim and a motion to void the default judgment. In October 2006 the Company and the former employees, except the former CFO, signed a settlement agreement and general release under which the Company paid $105,000. Based on the settlement reached with the former employees the Company accrued $100,000 in October 2006 representing the potential liabilities for the remaining CFO claim.

From time to time legal proceedings or disputes arise in the normal course of business. The Company monitors and reviews these matters and maintains accruals where appropriate.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1

Amended and Restated Articles of Incorporation filed with the Delaware Secretary of State on December 22, 1998 (Incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on November 4, 1998)

3.2

Certificate of Amendment of Amended and Restated Articles of Incorporation filed with the Secretary of State of Delaware on September 28, 2006 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 14, 2006)

3.2	Restated Bylaws (Incorporated by reference to Exhibit 3.4 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on November 4, 1998)

10.1*

Employment Agreement, dated July 1, 2006, between the Registrant and Eberhard Schoneburg (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 14, 2006)

10.2*

Employment Agreement dated August 1, 2006, between the Registrant and Michael Rowan (Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 14, 2006)

10.3*	Amended and Restated 1998 Equity Incentive Plan (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on August 21, 2006)

10.4**	Wireless Distribution Agreement, dated March 6, 2006, between the Registrant and Buena Vista Internet Group

10.5**	License Agreement, dated October 5, 2006, between the Registrant and Eye Net Works Inc.

10.6*, **	Amendment to Employment Agreement, dated March 28, 2007, between the Registrant and Eberhard Schoneburg

14.1**	Code of Ethics

21.1**	List of Subsidiaries

23.1**	Consent of GHP Horwath

31.1**	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*	Management Contract

**	Filed herewith

***	Furnished herewith