Form 10QSB
period 2007-03-31
ARTIFICIAL LIFE INC
filed 2007-05-15
CIK 1070361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ______________ to ______________

Commission File Number 000-17053

ARTIFICIAL LIFE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-3253298 (I.R.S. Employer Identification No.)

Artificial Life, Inc.
26/F., 88 Hing Fat Street
Causeway Bay
Hong Kong
(Address of principal executive offices)

(+852) 3102 2800
Issuer’s telephone number

Not Applicable
Former name, former address and former fiscal year,
if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X ]

State the number of shares of each of the Issuer’s classes of common equity, as of the latest practicable date: As of May 14, 2007, there were 34,923,952 shares of Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

ARTIFICIAL LIFE, INC.
INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE
QUARTER ENDED MARCH 31, 2007

PART I   FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTIFICIAL LIFE, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2007
(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$887,466
Accounts receivable	614,112
Other	48,045
Total current assets	1,549,623

Fixed assets:
Office equipment, net of accumulated depreciation of $16,692	64,000
Computer equipment, net of accumulated depreciation of $78,579	19,126
Office furniture, net of accumulated depreciation of $29,711	61,360
144,486

Prepaid license rights	600,000
Deposits and other assets	341,713
941,713

TOTAL ASSETS	$2,635,822

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,394,767
Note payable — officer/stockholder	209,351
Accrued expenses	471,037
Total liabilities (all current)	2,075,155

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding
Common stock, $.01 par value; 130,000,000 shares authorized, 34,397,381 shares issued and outstanding	343,973
Additional paid-in capital	37,041,559
Notes receivable from stockholders	(19,577)
Accumulated deficit	(36,805,288)
Total stockholders’ equity	560,667
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,635,822

See accompanying notes to unaudited condensed consolidated financial statements.

ARTIFICIAL LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three-month Period Ended March 31,
	2007	2006
Revenues:
Software license agreements	$365,688	$170,223
Application services and other	—	15,000
	365,688	185,223

Operating expenses:
General and administrative	278,807	122,287
Engineering and cost of sales	283,961	225,410
Research and development	53,639	31,100
Sales and marketing	293,114	76,390
Total operating expenses	909,521	455,187
Loss from operations	(543,833)	(269,964)

Other income (expenses):
Interest income (expense)	6,276	(7,073)
Other	5,513	(2,481)
Loss on value of derivative liability	—	(2,612,000)
	11,789	(2,621,554)

Net loss	$(532,044)	$(2,891,518)

Basic and diluted net loss per share	$(0.02)	$(0.10)

Weighted average basic and diluted shares outstanding	34,177,320	28,766,423

See accompanying notes to unaudited condensed consolidated financial statements

ARTIFICIAL LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three-month Period Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(532,044)	$(2,891,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,892	11,488
Loss on disposal of fixed assets	877	—
Interest expense accrued on advances from officer / stockholder	2,640	5,972
Loss on value of derivative liabilities	—	2,612,000
Increase in accounts receivable	(320,107)	(99,877)
Increase in prepaid license rights, deposits and other assets	(457,151)	(20,986)
Increase in accounts payable and accrued expenses	37,482	(61,085)
Net cash used in operating activities	(1,256,411)	(444,006)

Cash flows from investing activities:
Purchase of fixed assets	(58,459)	(5,721)
Net cash used in investing activities	(58,459)	(5,721)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	880,272	2,069,621
Payments on note payable — officer / stockholder	(16,094)	(51,625)
Net cash provided by financing activities	864,178	2,017,996

Net (decrease) / increase in cash and cash equivalents	(450,692)	1,568,269
Cash and cash equivalents at beginning of period	1,338,158	311,220
Cash and cash equivalents at end of period	$887,466	$1,879,489

Supplemental disclosure of non-cash investing and financing activities:
Reclassification of options and warrants as derivative liabilities	$—	$1,493,000

See accompanying notes to unaudited condensed consolidated financial statements.

ARTIFICIAL LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Artificial Life, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statement presentation. The consolidated financial statements include the accounts of the Company, and it’s wholly owned subsidiaries: Artificial Life Ventures, Inc. (“Artificial Life Ventures”), Artificial Life USA, Inc. (“Artificial Life USA”), Artificial Life Mobile Computing, Inc. (“Artificial Life Mobile Computing”), Artificial Life Asia Limited (“Artificial Life Asia”) and Artificial Life Europe GmbH (“Artificial Life Europe”). All significant inter-company balances and transactions have been eliminated in consolidation.

Operating results for the three months ended March 31, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company’s annual Report on Form 10-KSB for the year ended December 31, 2006.

The financial information included in this report has been prepared in conformity with the accounting policies reflected in the financial statements included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

2.	STOCK BASED COMPENSATION

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). At January 1, 2007 and 2006, all outstanding options were fully vested, and no options were issued to employees during the three months ended March 31, 2007 and 2006. Therefore, there is no stock based compensation during the 3 months ended March 31, 2007 and 2006.

At March 31, 2007, the Company had outstanding and exercisable options to purchase 5,670,000 shares of common stock under the Plan issued to employees as follows:

Outstanding and exercisable options issued to employees:	5,670,000
Weighted average exercise price:	$0.68
Aggregate intrinsic value:	$9,267,400
Weighted average remaining contractual term	1.55 years

At March 31, 2007, the Company had outstanding and exercisable warrants to purchase 962,500 shares of common stock issued to employees as follows:

Outstanding and exercisable warrants issued to employees:	962,500
Weighted average exercise price:	$0.76
Aggregate intrinsic value:	$1,487,000
Weighted average remaining contractual term	2.07 years

3.    CUSTOMER CONCENTRATION

At March 31, 2007, two customers accounted for 98% of total accounts receivable, one accounted for approximately 41% and the second accounted for approximately 57%. For the three-month period ended March 31, 2007, the Company had one customer, which represented more than 10% of the Company’s sales for the period. For the three-month period ended March 31, 2006, the Company had three customers, which represented more than 10% of the Company’s sales for the period, one accounted for approximately 58%, one accounted for approximately 15%, and the other one accounted for approximately 12%.

4.    NET INCOME / (LOSS) PER SHARE

Basic net loss per share is calculated based on the weighted average number of common shares outstanding for the three month periods ended March 31, 2007 and 2006. Diluted earning per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. Basic and diluted net loss per share are the same for the three months ended March 31, 2007 and 2006 since the effect of inclusion of all outstanding options and warrants would be anti-dilutive.

5.    INCOME TAXES

There is no provision for income taxes for the three months ended March 31, 2007. During the three months ended March 31, 2007, the Company reported a net loss of $532,044 and at December 31, 2006, the Company had approximately $24,200,000 of federal net operating loss carry forwards expiring through 2022, for U.S. income tax purposes. The net operating loss carry forwards may be subject to annual limitations based on ownership changes in the Company’s common stock as provided by in Section 382 of the Internal Revenue Code. At December 31, 2006 approximately $5,900,000 of net operating loss carryforwards were available for Hong Kong income tax purposes that may be carried forward indefinitely.

The Company adopted the provisions of Financial Accounting Standard Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. There were no unrecognized tax benefits and there was no effect on the Company’s financial condition or results of operations as a result of implementing FIN48.

The Company files income tax returns in the US federal jurisdiction and various State and foreign jurisdictions. The Company is no longer subject to US Federal tax examinations for years before 2004, and State and foreign jurisdictions that remain subject to examination range from 2001 to 2006. Management does not believe there will be any material changes in our unrecognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of the adoption of FIN48 there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

6.    DERIVATIVE STOCK OPTION AND WARRANT LIABILITY

In October and December 2005, the Company issued 2,156,298 shares of common stock and 4,150,000 options which resulted in the Company’s authorized and unissued shares being insufficient to settle all then outstanding and exercisable options and warrants. In February and March 2006, the Company issued an additional 3,802,181 shares of common stock and 2,054,405 options. On March 31, 2006, the Company had issued a total of 30,932,160 shares and exceeded its authorized capital. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the Company recorded a partial reclassification of outstanding and exercisable options and warrants issuable to non-employees as derivatives. The Company elected to reclassify options and warrants with the latest maturity date first. During the three months ended March 31, 2006, options and warrants to non-employees with a fair value of $1,493,000 were reclassified as derivatives. The reclassified options and warrants had strike prices ranging from $0.30 to $1.50, were granted on various dates between April 2001 and February 2006, and are exercisable on various dates between December 2006 and April 2011.

At March 31, 2006, the fair value of all reclassified options and warrants was $4,867,000 and during the three months ended March 31, 2006, losses of $2,612,000 on the fair value of derivatives were recognized. During the Annual Meeting of Stockholders held on September 22, 2006, an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from the then 30 million shares to 130 million shares was approved.

7.    ADVANCES FROM SHAREHOLDERS

At March 31, 2007 the Company owed its chief executive officer $209,351 which reflected a net decrease of $13,454 during the three months then ended. Interest of $2,640 was accrued during the three months ended March 31, 2007. The remaining advances bear interest at a rate of 5% per year and are unsecured.

8.    SEGMENT INFORMATION

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

9.    COMMITMENTS

In August 2006, the Company entered into a three-year office lease with monthly charges of approximately $10,385 per month.

In February 2007, Artificial Life Europe in Berlin entered into a five-year office lease with monthly charges of approximately $7,200 per month. The monthly charges increase by 1,100 Euro on each anniversary until 2009 and the lease expires in February 2012.

10.    SALES OF COMMON STOCK

In January and February, 2007, the Company sold 412,500 shares of common stock at $2.00 per share in private placements and paid $59,500 as commissions. The total proceeds to the Company were $765,500. In connection with these sales, the Company issued to the same investors warrants to purchase 70,000 shares at $3.00 per share with 24-month term.

Through March 30, 2007, the Company issued 271,388 shares of common stock for $114,773 upon the exercise of options.

11.    SUBSEQUENT EVENTS

On April 20, 2007, the Company issued 16,571 shares of common stock to an employee as a result of the cashless exercise of 20,000 stock options at $0.36 per share. The Company issued 20,000 shares of common stock to the same employee in connection with the exercise of stock options at $0.36 per share. The total proceeds to the Company were $7,200.

On May 8, 2007, the Company issued 250,000 shares of common stock to an investor in connection with the exercise of stock options at $0.40 per share. The total proceeds to the Company were $100,000.

On May 9, 2007, the Company issued 5,000 shares of common stock to an employee in connection with the exercise of stock options at $0.36 per share. The total proceeds to the Company were $1,800.

On May 9, 2007, the Company sold 100,000 shares of common stock at $2.25 per share in connection with a private placement. The total proceeds to the Company were $225,000.

On May 10, 2007, the Company issued 25,000 and 10,000 shares of common stock to an employee in connection with the exercise of stock options at $0.40 and $1.00 per share, respectively. The total proceeds to the Company were $20,000.

On May 14, 2007, the Company sold 100,000 shares of common stock at $2.25 per share in connection with a private placement. The total proceeds to the Company were $225,000.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following Management’s Discussion and Analysis of our Financial Condition and Results of Operations should be read in conjunction with our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-QSB. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include the factors discussed in the section titled “Risk Factors” as well as other factors described in our Annual Report on Form 10-KSB for the year ended December 31, 2006. We do not intend to update any such forward-looking statements.

INTRODUCTION

OVERVIEW

In the first quarter of 2007, we were mainly active with the continuation and the execution of the international roll out of our 2.5G and 3G products with several telecom operators in Asia, Europe and North America. Due to the standard operating procedures of some of these telecom operators, the launch of some of the products has been delayed.

In January 2007, we signed a license and roll out agreement with Mobilkom, Austria’s main mobile operator. Also in January 2007, we launched America’s Next Top Model 7 in Hong Kong and Luxemburg and launched the Big Brother All Stars game in the USA.

In February 2007, we launched our new European headquarters in Berlin and the German subsidiary Artificial Life Europe GmbH to support our growing European client base.

In March 2007, we signed an agreement with Bob Mobile for Germany and Switzerland, launched America’s Next Top Model 8 in the USA, launched our new product Poli — the bear, and signed a license and roll out agreement with Teliasonera, one of Europe’s biggest mobile operators serving the Scandinavian and Baltic countries.

We currently developing further new 3G products, such as massive multi player mobile games. We are also in continuous talks with several global media and game companies to license more appealing content and intellectual properties.

Even though several of the new products and services have successfully been launched in several countries, there can be no guarantee that these new products and services will contribute substantially to our future revenues.

For the quarter ended March 31, 2007, we reported a loss from operation of $543,833 compared to a loss from operations of $269,964 for the first quarter of 2006. Our net loss for the first quarter of 2007 was $532,044 as compared to a net loss of $2,891,518 for the first quarter of 2006. The decrease is mainly due to losses on derivative liability of $2,612,000 in the first quarter of 2006.

As of March 31, 2007, we had total assets of $2,635,822 and total liabilities of $2,075,155. As of March 31, 2007, current assets were $1,549,623 as compared to $1,632,163 at December 31, 2006, and current liabilities were $2,075,155 as compared to $2,051,129 at December 31, 2006.

We had 42 full time employees as of March 31, 2007. We also hire temporary staff and interns to support our operations. Staff for our new European operations is expected to exceed 20 people by the end of 2007.

As we are still in the early phase of the global roll out of our key mobile products in several countries around the world and as we resume research and development and new engineering efforts, results of operations to date may not be indicative of our future results of operations. Moreover, we expect to experience significant fluctuations in our future operating results due to a variety of factors. Factors that may affect our operating results include the speed of the expansion of the 3G mobile markets, the general market acceptance of our products, our ability to sell and license our third party intellectual property, the increasing diversity and number of mobile phone handset types, the amount of software consulting we undertake in the future, success in creating and entering into strategic alliances, our mix of product and service sales, our response to competitive pressure, our ability to attract and retain qualified personnel, and our ability to execute our business strategy in the Asian and European markets. Gross profit margins will vary from product to product and between products and services and the countries in which we launch our products. Our sales mix may vary from period to period and our gross margins will fluctuate accordingly.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

REVENUES: Revenues for the quarter ended March 31, 2007 were $365,688 as compared to $185,223 for the quarter ended March 31 2006. The increase of revenues of $180,465 or 97% was mainly due to product license fees recognized for newly signed contracts and revenues derived from mobile operators.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consist of salary for administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the quarter ended March 31, 2007 were $278,807 as compared to $122,287 for the quarter ended March 31 2006. The increase of $156,520 was primarily due to increases in legal fees, accounting fees and public relations expenses.

ENGINEERING AND COST OF SALES: These costs generally consist of salary, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Engineering expenses for the quarter ended March 31, 2007 were $283,961 as compared to $225,410 for the quarter ended March 31 2006. The increase of $58,551 was mainly the result of an increase in personnel costs and the reallocation of rental and related occupancy costs between operating units.

RESEARCH & DEVELOPMENT: Research and development expenses are similar in nature to engineering expenses, but they relate to products in their initial stage and are anticipated to generate revenue at a later date. Research and development expenses for the quarter ended March 31, 2007 were $53,639 as compared to $31,100 for the quarter ended March 31, 2006. The increase of $22,539 was mainly due to the reallocation of rental and related occupancy costs between operating units.

SALES AND MARKETING: Sales and marketing expenses consist of salary expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expense, traveling and public relations activities. Sales and marketing expenses for the quarter ended March 31, 2007 were $293,114 as compared to $76,390 for the quarter ended March 31 2006. The increase of $216,724 was primarily due to an increase in marketing activities and an increase in personnel costs.

LOSS ON VALUE OF DERIVATIVE LIABILITY: Loss on value of derivative liability of $2,612,000 in the first quarter of 2006 resulted from the fair value of options and warrants classified as derivative liabilities being marked to market at March 31, 2006.

LOSS FROM OPERATIONS AND NET LOSS: Loss from operations for the quarter ended March 31, 2007 was $543,833 as compared to loss from operations of $269,964 for the quarter ended March 31 2006. The increase in loss from operations resulted from increased expenses of $273,869 mostly for legal, travel, new staff and public relations. Net loss for the quarter ended March 31, 2007 was $532,044 as compared to a loss of $2,891,518 for the quarter ended March 31 2006. The decrease in net loss is mainly due to the loss of $2,612,000 on the value of derivative liabilities in 2006. The basic and diluted net loss per share for the first quarter of 2007 was $0.02, as compared to $0.10 for the first quarter of 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31 2007, we had a working capital deficit of $525,532 and stockholders’ equity of $560,667.

In order to fund our cash needs we have borrowed funds from time to time from our chief executive officer, Eberhard Schoeneburg. As of March 31, 2007 we owed our CEO an aggregate amount of $209,351, as compared to $222,805 at December 31, 2006. The advanced funds bear interest at a rate of 5% per year and are unsecured.

To further improve the generation of revenues from the roll out of our mobile technology, we are seeking additional financing through various sources to meet the needs of our current operations, capital expenditures and commitments. From January 1, 2007 through May 14, 2007, we issued 1,210,459 shares of common stock resulting in total proceeds to us of approximately $1.2 million. Management believes that these proceeds, together with additional sales of common stock and warrants and any cash flow generated from operating revenues will be sufficient to fund our operations and working capital needs through December 2007.

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

Contractual obligations at March 31, 2007 are as follows:

	Total	Less than 1 year	1 – 3 years	4 – 5 years
Operating leases	$888,452	$214,455	$444,157	$231,840
Note payable, officer/stockholder	209,351	209,351	—	—
	$1,097,803	$423,806	$444,157	$231,840

ITEM 3.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report (“Evaluation Date”), our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the Evaluation Date, the our Chief Executive Officer and Principal Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

On September 5, 2001 Copley Place Associates filed suit against us alleging that we breached our commercial lease by vacating our former Boston, Massachusetts corporate headquarters prior to the expiration of the lease term. Copley Place Associates has alleged damages of approximately $585,000 and the court granted their motion for summary judgment on March 4, 2002. Damages assessed by the court in July 2002 have confirmed the summary judgment. We offered Copley Place Associates a complete settlement of the matter for $50,000 and Copley Place Associates counter-offered $100,000. No final settlement has been achieved. We have accrued $100,000 in connection with this matter.

In connection with claims for certain unpaid wages and vacation pay made by former employees of its former U.S. operations in 2002, we had accrued $108,000 representing the potential liability for these asserted claims with respect to this matter, as confirmed by an Administrative Law Magistrate. In January 2005 we received a court claim and a default judgment from the pending cases against some of these former US employees. We filed a counter claim and a motion to void the default judgment. In October 2006, we and the former employees, except Robert Pantano, our former CFO, signed a settlement agreement and general release under which we paid $105,000. A court order reflecting dismissal of the non-CFO claims was issued on October 10, 2006. On March 27, 2007, the court granted Mr. Pantano’s motion for summary judgment with respect to his wage claim and with respect to the counterclaims that had been asserted against him. The court also allowed Mr. Pantano’s motion to amend his complaint to add a claim for retaliation, which claim is still pending. We and our Chief Executive Officer have the right to appeal the court’s decisions and intend to do so. We accrued $100,000 in the fourth quarter representing the potential liabilities for the remaining CFO claim, which we believe is our maximum liability under this claim.

It is possible that we may become a party to legal proceedings arising from the settlement of our outstanding liabilities.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2007, we issued 87,500 and 13,532 shares of common stock to two investors as a result of two cashless stock option exercises of 100,000 shares at $0.30 per share, and 25,000 shares at $1.50 per share, respectively.

In January and February, 2007, we sold 412,500 shares of common stock at $2.00 per share and paid $59,500 as commissions, for total net proceeds of $765,500. In connection with these sales, we issued to the same investors warrants to purchase 70,000 shares at $3.00 per share with a 24-month term.

The securities were offered and sold in private placement transactions in reliance upon Regulation S under the Securities Act of 1933, as amended, and/or the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D thereunder. The securities were offered without general solicitation or advertisement and were sold to a limited number of investors who represented to us, among other things, that they (i) they are non-U.S. persons as defined in Regulation S or are accredited investors as such term is defined in Regulation D, (ii) acquired the securities for investment only and not with a view to distribution thereof, and (iii) understand that the securities cannot be resold except pursuant to an effective registration statement under the Securities Act or in reliance upon an applicable exemption from such registration requirements and that the certificates representing such securities will bear a restrictive legend to that effect.

ITEM 6—EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Items 3, 4, and 5 of Part II of the report are not applicable and have been omitted.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTIFICIAL LIFE, INC.

Date: May 15, 2007

By: /s/ Eberhard Schoeneburg Name: Eberhard Schoeneburg Title: Chief Executive Officer and Principal Financial Officer