Form 10QSB
period 2007-06-30
ARTIFICIAL LIFE INC
filed 2007-08-14
CIK 1070361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number 000-25075

ARTIFICIAL LIFE, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	04-3253298
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

State the number of shares of each of the Issuer’s classes of common equity, as of the latest practicable date: As of July 26, 2007, there were 35,798,952 shares of Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

ARTIFICIAL LIFE, INC.

INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE
QUARTER ENDED JUNE 30, 2007

PAGE
PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements (Unaudited)
Condensed Consolidated Balance Sheet at June 30, 2007	3
Condensed Consolidated Statements of Operations and comprehensive income (loss) for the Three Months and Six Months Ended June 30, 2007 and June 30, 2006	4
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and June 30, 2006	5
Notes to Condensed Consolidated Financial Statements	6

Item 2 — Management’s Discussion and Analysis or Plan of Operations	9

Item 3 — Controls and Procedures	12

Item 3T — Controls and Procedures	12

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings	13

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 5 — Other Information	14

Item 6 — Exhibits	14

Signatures	15

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTIFICIAL LIFE, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2007
(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$1,356,567
Accounts receivable	1,001,710
Deposits and other	329,769
Total current assets	2,688,046

Fixed assets:
Office equipment, net of accumulated depreciation of $21,461	61,249
Computer equipment, net of accumulated depreciation of $89,528	82,942
Office furniture, net of accumulated depreciation of $36,782	78,805
222,996

Prepaid license rights	597,985
Deposits and other assets	270,750
868,735

TOTAL ASSETS	$3,779,777

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,356,545
Note payable — officer/stockholder	147,563
Convertible promissory notes, net of discount of $920,000	80,000
Accrued expenses	544,829

Total liabilities (all current)	2,128,937

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding
Common stock, $.01 par value; 130,000,000 shares authorized, 35,298,952 shares issued and outstanding	352,989
Additional paid-in capital	38,800,443
Notes receivable from stockholders	(19,577)
Accumulated deficit	(37,489,900)
Other comprehensive income	6,885

Total stockholders’ equity	1,650,840

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,779,777

See accompanying notes to unaudited condensed consolidated financial statements.

ARTIFICIAL LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2007	2006	2007	2006
Revenues:
Software license agreements	$690,066	$221,532	$1,055,754	$391,755
Application services and other	17,000	—	17,000	15,000
	707,066	221,532	1,072,754	406,755
Operating expenses:
General and administrative
Stock-based compensation	123,900	—	123,900	—
Other	293,314	292,460	572,121	414,747
Engineering and cost of sales	470,033	259,442	753,994	484,852
Research and development	73,934	58,141	127,573	89,241
Sales and marketing	440,183	62,005	733,297	138,395
Total operating expenses	1,401,364	672,048	2,310,885	1,127,235
Loss from operations	(694,298)	(450,516)	(1,238,131)	(720,480)
Other income (expenses):
Interest income (expense)	1,180	(6,204)	7,456	(13,277)
Other	8,505	6,923	14,018	4,442
Gain/ (loss) on value of derivative liability	—	1,155,000	—	(1,457,000)
	9,685	1,155,719	21,474	(1,465,835)
Net (loss)/Income	(684,613)	705,203	(1,216,657)	(2,186,315)
Foreign currency translation adjustment	6,885	—	6,885	—
Other comprehensive (loss) income	$(677,728)	$705,203	$(1,209,772)	$(2,186,315)
Net (loss) income per share
Basic	$(0.02)	$0.02	$(0.04)	$(0.07)
Diluted	$(0.02)	$0.02	$(0.04)	$(0.07)
Weighted average shares outstanding
Basic	34,767,415	30,944,028	34,473,998	29,861,241
Diluted	34,767,415	34,811,325	34,473,998	29,861,241

See accompanying notes to unaudited condensed consolidated financial statements

ARTIFICIAL LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six-month Period Ended June 30,
	2007	2006
Cash flows from operating activities:

Net loss	$(1,216,657)	$(2,186,315)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	37,657	22,298
Loss on disposal of fixed assets	877	—
Bad debt expense		72,539
Interest expense accrued on note payable officer / stockholder	5,001	11,810
Stock based compensation	123,900	—
Loss on value of derivative liabilities	—	1,457,000
Salary accrued to officer/stockholder		12,500
Increase in accounts receivable	(707,705)	(269,620)
Increase in prepaid license rights, deposits and other assets	(665,897)	(28,151)
Increase / (decrease) in accounts payable and accrued expenses	73,050	(103,828)

Net cash used in operating activities	(2,349,774)	(1,011,767)

Cash flows from investing activities:
Purchase of fixed assets	(162,734)	(14,685)

Net cash used in investing activities	(162,734)	(14,685)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,604,272	2,076,821
Proceeds from issuance of convertible promissory notes	1,000,000	—
Payments on note payable — officer / stockholder	(80,243)	(84,945)
(Repayment)/proceeds of short-term loan payable to stockholder	—	(88,000)

Net cash provided by financing activities	2,524,029	1,903,876

Net increase in cash and cash equivalents	11,521	877,424
Effects of exchange rate changes on cash and cash equivalents	6,888	—
Cash and cash equivalents at beginning of period	1,338,158	311,220

Cash and cash equivalents at end of period	$1,356,567	$1,188,644

Supplemental disclosure of non-cash investing and financing activities:

Reclassification of options and warrants as derivative liabilities	$—	$1,493,000

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

Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company’s annual Report on Form 10-KSB for the year ended December 31, 2006.

The financial information included in this report has been prepared in conformity with the accounting policies reflected in the financial statements included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

2. STOCK BASED COMPENSATION

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). At January 1, 2007 and 2006, all outstanding options were fully vested. Options to acquire 100,000 shares of common stock at an exercise price of $2.00 per share were granted to a director under the Amended and Restated 1998 Equity Incentive Plan (the “Plan”) during the 3-month period ended June 30, 2007 for his services as a director.

At June 30, 2007, the Company had outstanding and exercisable options to purchase 5,565,000 shares of common stock under the Plan issued to employees as follows:

Outstanding and exercisable options issued to employees:	5,565,000
Weighted average exercise price:	$0.71
Aggregate intrinsic value:	$11,632,900
Weighted average remaining contractual term	1.36 years

At June 30, 2007, the Company had outstanding and exercisable warrants to purchase 962,500 shares of common stock issued to employees as follows:

Outstanding and exercisable warrants issued to employees:	962,500
Weighted average exercise price:	$0.76
Aggregate intrinsic value:	$1,959,000
Weighted average remaining contractual term	2.03 years

3. CUSTOMER CONCENTRATION

At June 30, 2007, two customers accounted for 92% of total accounts receivable, one accounted for approximately 58% and the other one accounted for approximately 34%. For the three-month period ended June 30, 2007, the Company had one customer, which represented aproximately 87% of the Company’s sales for the period. For the three-month period ended June 30, 2006, the Company had two customers, which represented 10% or more of the Company’s sales for the period, one accounted for approximately 81% and the other one accounted for approximately 10%.

4. NET INCOME / (LOSS) PER SHARE

Basic net loss per share is calculated based on the weighted average number of common shares outstanding for the three and six month periods ended June 30, 2007 and 2006. Diluted earning per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For all periods presented, except for the three months ended June 30, 2006, the basic and diluted net loss per share is the same since the effect of inclusion of all outstanding options and warrants would be anti-dilutive. The following table sets forth the computation of fully diluted shares for the three months ended June 30, 2006:

Shares used in basic per share calculation	30,944,028
Effect of dilutive securities:
Options	3,747,297
Warrants	120,000
Shares used in dilutive per share calculation	34,811,325

5. INCOME TAXES

There is no provision for income taxes for the three and six months ended June 30, 2007. During the six months ended June 30, 2007, the Company reported a net loss of $1,216,657 and at December 31, 2006, the Company had approximately $24,200,000 of federal net operating loss carry forwards expiring through 2022, for U.S. income tax purposes. The net operating loss carry forwards may be subject to annual limitations based on ownership changes in the Company’s common stock as provided by in Section 382 of the Internal Revenue Code. At December 31, 2006 approximately $5,900,000 of net operating loss carryforwards were available for Hong Kong income tax purposes that may be carried forward indefinitely.

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

At June 30, 2006, the fair value of all reclassified options and warrants was $3,712,000 and during the three and six months ended June 30, 2006, gain(losses) of $1,155,000 and ($1,457,000), respectively, on the fair value of derivatives were recognized. During the Annual Meeting of Stockholders held on September 22, 2006, an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from the then 30 million shares to 130 million shares was approved.

7. NOTE PAYABLE OFFICER/SHAREHOLDER

At June 30, 2007 the Company owed its chief executive officer $147,563 which reflected a net decrease of $75,242 from the principal amount of indebtedness outstanding at December 31, 2006. Interest of $5,001 was accrued during the six months ended June 30, 2007. The remaining advances bear interest at a rate of 5% per year and are unsecured.

8. SEGMENT INFORMATION

The Company markets and supports mobile phone games and applications and related intellectual property. The Company’s products target mobile phone platforms, primarily 3G (third generation broadband networks and platforms). Products have the form of applications as well as enabling technology for mobile devices. The Company believes that it currently operates in one main business segment: games and applications for mobile platforms.

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

10. SALES OF COMMON STOCK

In May 2007, the Company sold 200,000 shares of common stock at $2.25 per share in private placements. The total cash proceeds to the Company were $450,000. In connection with these sales, the Company issued, to the same investor, warrants to purchase 50,000 shares of common stock at $3.00 per share with a 24-month term.

During the three months ended June 30, 2007, in connection with the exercise of certain options granted during period from November 2004 to December 2005, the Company issued 701,571 shares of common stock and received total cash proceeds of $274,000. The exercise price for the options ranged from $0.36 to $1.00.

11. CONVERTIBLE PROMISSORY NOTES

On June 30, 2007, the Company issued convertible promissory notes to two individuals for an aggregate principal amount of $1,000,000 (“Convertible Notes”). The Convertible Notes bear an annual interest rate of ten percent, and mature on December 31, 2007 (the “Maturity Date”). The holders may convert the Convertible Notes and any unpaid interest accumulated thereon after the Maturity Date into shares of common stock at a conversion price of $2.50 per share. In connection with the issuance of the Convertible Notes, the Company issued warrants to purchase 300,000 shares of the Company’s common stock at $3.00per share, with 3-year term.

The Convertible Notes were considered to have an embedded beneficial conversion feature because the conversion price was less than the quoted market price at the time of the issuance. The Company allocated the proceeds from the issuance between the warrants and the Convertible Notes based on relative fair values which amounted to $400,000 and $600,000, respectively. The beneficial conversion feature of $520,000was recorded separately based on the intrinsic value method per EITF00-27. The Company expects to amortize the discount to interest expense over the 6 months ending December 31, 2007.

12. SUBSEQUENT EVENTS

On July 13, 2007, the Company issued 100,000 shares of common stock valued at $2.50 per share in connection with the purchase of a software license. The total purchase price is $500,000 of which $50,000 was paid prior to June 30, 2007 and an additional $200,000 in cash is to be paid within 90 days of the purchase date.

On July 20, 2007, the Company issued 100,000 shares of common stock to an employee in connection with the exercise of stock options granted in December 2005. The exercise price of the options was $0.36 per share and the total cash proceeds to the Company were $36,000.

On July 25, 2007, the Company issued 300,000 shares of common stock to an employee in connection with the exercise of stock options granted in April 2005. The exercise price of the options was $0.40 per share and total cash proceeds to the Company were $120,000.

In July 2007, the Company established a subsidiary in Japan with the name: Artificial Life Japan Ltd.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

The following Management’s Discussion and Analysis is intended to help the reader understand our results of operations and financial condition and is provided as a supplement to, and should be read in conjunction with our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-QSB. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. Our actual future results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed in the section titled “Risk Factors” as well as other factors described in our Annual Report on Form 10-KSB for the year ended December 31, 2006. Any forward-looking statement speaks only as of the date on which such statement is made and we do not intend to update any such forward-looking statements.

OVERVIEW

In the second quarter of 2007, we achieved a first major milestone in our corporate development and business plan. During the first six months of 2007 we rolled out over 1,000,000 paid installations of our mobile games which is an increase compared to the 100,000 game installations accumulated up to the end of 2006. The new installations in 2007 include one time downloads, end user subscriptions via operator decks, off-deck sales and pre-installations on cell phones.

During the three months ended June 30, 2007, we continued to market and expand the distribution of our products in Europe and Asia by entering into various strategic relationships.

In April 2007, we signed up one of Europe’s biggest content aggregators and resellers, Arvato Mobile, a division of Bertelsman, to distribute our games in Europe. We also sold 500,000 pre-installed game licenses to TalkWithUs in South Africa in April and announced our co-operation with Barthi Airtel, the biggest Indian mobile carrier, to launch our games in India.

In May 2007, we launched our Happy Feet™ game with Warner Bros. in Japan, signed a joint development and distribution agreement with STAR TV, one of the biggest TV channels in South East Asia, and signed a global content distribution agreement with Jamba/Jamster, one of Europe’s biggest mobile aggregators.

In June 2007, we entered into an agreement with New Zealand Telecom to launch our games in New Zealand and entered into an agreement with Saatchi & Saatchi to develop a custom mobile game for one of the world’s leading consumer products companies. We also entered into a content development and distribution agreement with Oxygen Media Interactive and launched our first Popstars™ game with Sat1/ProSieben in Germany.

In addition to marketing our current products we continue to focus on developing more new 3G products, such as real time 3D/3G games and massive multi player mobile games. We are also in on-going talks with several global media and game companies to license more appealing content and intellectual properties.

Even though several of the new products and services have successfully been launched in several countries, there can be no guarantee that these new products and services will contribute substantially to our future revenues or will continue to be successful.

For the quarter ended June 30, 2007, we reported a loss from operation of $694,298 compared to a loss from operations of $450,516 for the second quarter of 2006. Our net loss for the second quarter of 2007 was $684,613 as compared to a net income of $705,203 for the second quarter of 2006. The decrease is mainly due to a non operational non-cash gain on the value of derivative liabilities of $1,155,000 in the second quarter of 2006.

As of June 30, 2007, we had total assets of $3,779,777and total liabilities of $2,128,937. As of June 30, 2007, current assets were $2,688,046 as compared to $1,549,623 at March 31, 2007, and current liabilities were $2,128,937 as compared to $2,075,155 at March 31, 2007.

We had 55 full time employees as of June 30, 2007. We also hire temporary staff, external consultants and interns to support our operations. We currently have 11 people on staff for our new European operations and expect this number to exceed 20 people by the end of 2007.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

REVENUES: Revenues for the quarter ended June 30, 2007 were $707,066 as compared to $221,532 for the quarter ended June 30, 2006. The increase of revenues of $485,534 or 219% was mainly due to product license fees for pre-installments, downloads and subscriptions for our 3G games received from mobile operators, resellers and handset manufacturers.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consist of salary for administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the quarter ended June 30, 2007 were $417,214 as compared to $292,460 for the quarter ended June 30 2006. The increase of $124,754 was primarily due to stock-based compensation expense of $123,900 recognized in accordance SFAS 123R and substantial increases in legal and accounting fees.

ENGINEERING AND COST OF SALES: These costs generally consist of salary, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Engineering expenses for the quarter ended June 30, 2007 were $470,033 as compared to $259,442 for the quarter ended June 30, 2006. The increase of $210,591 was mainly the result of an increase in personnel costs.

RESEARCH & DEVELOPMENT: Research and development expenses are similar in nature to engineering expenses, but they relate to products in their initial stage and are anticipated to generate revenue at a later date. Research and development expenses for the quarter ended June 30, 2007 were $73,934 as compared to $58,141 for the quarter ended June 30, 2006. The increase of $15,793 was mainly due to an increase in overseas travels.

SALES AND MARKETING: Sales and marketing expenses consist of salary expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expense, traveling and public relations activities. Sales and marketing expenses for the quarter ended June 30, 2007 were $440,183 as compared to $62,005 for the quarter ended June 30, 2006. The increase of $378,178 was primarily due to increases in marketing activities in Africa and Europe, personnel costs.

OTHER INCOME/EXPENSES: Other income(expense) is not generated from normal business activities. Other income(expense) for the three months ended June 30, 2007 was $9,685 as compared to $719 for the quarter ended June 30, 2006.

GAIN/LOSS ON VALUE OF DERIVATIVE LIABILITY: Gain on value of derivative liability of $1,155,000 in the second quarter of 2006 resulted from the fair value of options and warrants classified as derivative liabilities being marked to market at June 30, 2006.

LOSS FROM OPERATIONS AND NET LOSS: Loss from operations for the quarter ended June 30, 2007 was $694,298 as compared to loss from operations of $450,516 for the quarter ended June 30, 2006. The increase in loss from operations resulted from increased expenses of $729,316 mostly for legal, new staff, marketing activities, public relations, operating costs for Artificial Life Europe GmbH and stock-based compensation expenses. Net loss for the quarter ended June 30, 2007 was $684,613 as compared to a profit of $705,203 for the quarter ended June 30, 2006. The increase in net loss is mainly due to the gain of $1,155,000 on the value of derivative liabilities in 2006. The basic and diluted net loss per share for the second quarter of 2007 was ($0.02), as compared to $0.02 net income per share for the second quarter of 2006.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO SIX MONTHS ENDED JUNE 30, 2006

REVENUES: Revenues for the six month period ended June 30, 2007 were $1,072,754 as compared to $406,755 for the six month period June 30, 2006. The increase of revenues of $665,999 or 160% was mainly due to pre-installments, downloads and subscriptions for our 3G games received from mobile operators, resellers and handset manufacturers and product license fees for newly signed contracts and revenues generated from mobile operators.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consist of salary for administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the six month period ended June 30, 2007 were $696,021 as compared to $414,747 for the six month period ended June 30, 2006. The increase of $281,274 was primarily due to substantial increases in legal, accounting fees and Stock-based compensation expenses recognized in accordance with SFAS 123R.

ENGINEERING AND COST OF SALES: These costs generally consist of salary, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Engineering expenses for the six month period ended June 30, 2007 were $753,994 as compared to $484,852 for the six month period ended June 30, 2006. The increase of $269,142 was the result of an increase in traveling expenses, an increase in personnel.

RESEARCH & DEVELOPMENT: Research and development expenses are similar in nature to engineering expenses, but they relate to products in their initial stage and are anticipated to generate revenue at a later date. Research and development expenses for the six month period ended June 30, 2007 were $127,573 as compared to $89,241 for the six month period ended June 30, 2006. The increase of $38,332 was mainly due to an increase in overseas travel.

SALES AND MARKETING: Sales and marketing expenses consist of salary expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expense, traveling and public relations activities. Sales and marketing expenses for the six month period ended June 30, 2007 were $733,297 as compared to $138,395 for the quarter ended June 30, 2006. The increase of $594,902 was primarily due to an increase in marketing activities for Africa and Europe and an increase in personnel.

OTHER INCOME/EXPENSES: Other income(expense) is not generated from normal business activities. Other income(expense) for the six months ended June 30, 2007 was $21,474 as compared to ($8,835) for the quarter ended June 30, 2006.

GAIN / (LOSS) ON VALUE OF DERIVATIVE LIABILITY: Loss on value of derivative liability of $1,457,000 in the six months ended June 30, 2006 resulted from the fair value of options and warrants reclassified as derivative liabilities being marked to market at June 30, 2006.

LOSS FROM OPERATIONS AND NET LOSS: Loss from operations for the six months ended June 30, 2007 was $1,238,131 as compared to loss from operations of $720,480 for the six month period ended June 30, 2006. The increase in loss from operations resulted from increased expenses of $1,183,650. Net loss for the six month period ended June 30, 2007 was $1,216,657 as compared to a net loss of $2,186,315 for the six month period ended June 30, 2006. The decrease of $969,658 is mainly due to the loss of $1,457,000 on derivative liabilities for the six month period ended June 30, 2006. The basic and diluted net loss per share for the six month period ended June 30, 2007 was $0.04 as compared to $0.07 for the six month period ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, we had a working capital deficit of $559,109 and stockholders’ equity of $1,650,840.

In order to fund our cash needs we have borrowed funds from time to time in the past from our chief executive officer, Eberhard Schoneburg. As of June 30, 2007 we owed our CEO an aggregate amount of $147,563, as compared to $209,351 at March 31, 2007. The advanced funds bear interest at a rate of 5% per year and are unsecured.

To further improve the generation of revenues from the roll out of our mobile technology, we are seeking additional financing through various sources to meet the needs of our current operations, capital expenditures and commitments.

For the three months ended June 30, 2007, we issued a total of 901,571shares of common stock, which consists of 200,000 shares sold at $2.25 per share in a private placement and 701,571 shares issued upon exercise of certain options at exercise prices ranging from $0.36 to $1.00 per share. Subsequent to June 30, 2007, we issued an additional 500,000 shares of common stock, consisting of 100,000 shares at $2.50 per share issued as partial consideration for the purchase price of a software license, and 400,000 shares issued upon exercise of certain options at exercise prices ranging from $0.36 to $0.40 per share. In connection with the exercise of options and private placements, we received total cash proceeds of approximately $880,000. In addition, on June 30, 2007, we issued convertible promissory notes to two individuals for an aggregate principal amount of $1,000,000. The convertible notes are unsecured, bear an annual interest rate of ten percent and mature on December 31, 2007. The holders may convert the convertible notes and any unpaid interest accumulated thereon after the maturity date into shares of our common stock at a conversion price of $2.50 per share. The convertible notes may be prepaid at any time at the discretion of the Company. Management believes that these proceeds, together with additional sales of common stock and warrants and any cash flow generated from operating activities will be sufficient to fund our operations and working capital needs for the next twelve months.

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

Contractual obligations at June 30, 2007 are as follows:

	Total	Less than 1 year	1 – 3 years	4 – 5 years
Operating leases	$835,698	$216,775	$417,323	$201,600
Note payable, officer/stockholder	147,563	147,563	—	—
Convertible promissory notes	1,000,000	1,000,000	—	—
	$1,983,261	$1,364,338	$417,323	$201,600

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2007, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

ITEM 3T. CONTROLS AND PROCEDURES

Not applicable

PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

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

In connection with claims for certain unpaid wages and vacation pay made by former employees of our former U.S. operations in 2002, we had accrued $108,000 representing the potential liability for these asserted claims with respect to this matter, as confirmed by an Administrative Law Magistrate. In January 2005 we received a court claim and a default judgment from the pending cases against some of these former US employees. We filed a counter claim and a motion to void the default judgment. In October 2006, we and the former employees, except Robert Pantano, our former CFO, signed a settlement agreement and general release under which we paid $105,000. A court order reflecting dismissal of the non-CFO claims was issued on October 10, 2006. On March 27, 2007, the court granted Mr. Pantano’s motion for summary judgment with respect to his wage claim and with respect to the counterclaims that had been asserted against him. The court also allowed Mr. Pantano’s motion to amend his complaint to add a claim for retaliation, which claim is still pending. We and our Chief Executive Officer have the right to appeal the court’s decisions and intend to do so. We accrued $100,000 in the fourth quarter of 2006 representing the potential liabilities for the remaining CFO claim, which we believe is our maximum liability under this claim.

It is possible that we may become a party to legal proceedings arising from the settlement of our outstanding liabilities.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May and June 2007, we issued 500,000 shares of common stock to two option holders in connection with the exercise of certain options granted in June 2005 at $0.40 per share. Total cash proceeds to the Company were $200,000.

In May and June 2007, we sold 200,000 shares of common stock at $2.25 per share for total cash proceeds of $450,000. In connection with these sales, we issued to the same investors warrants to purchase 50,000 shares at an exercise price of $3.00 per share for a period of 24-months.

On June 30, 2007, we issued warrants to purchase an aggregate of 300,000 shares of our common stock exercisable for a period of three years from the date of issuance at an exercise price of $3.00 per share. These warrants were issued to two investors in connection with the issuance of $1,000,000 principal amount of 10% convertible promissory notes described elsewhere in the report.

The securities were offered and sold in private placement transactions in reliance upon Regulation S under the Securities Act of 1933, as amended, and/or the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D thereunder. The securities were offered without general solicitation or advertisement and were sold to a limited number of investors who represented to us, among other things, that they (i) are non-U.S. persons as defined in Regulation S or are accredited investors as such term is defined in Regulation D, (ii) acquired the securities for investment only and not with a view to distribution thereof, and (iii) understand that the securities cannot be resold except pursuant to an effective registration statement under the Securities Act or in reliance upon an applicable exemption from such registration requirements and that the certificates representing such securities will bear a restrictive legend to that effect.

ITEM 5 — OTHER INFORMATION

On April 25, 2007, our Board of Directors approved an additional $5,000 per month in compensation to Eberhard Schoneburg, our President and Chief Executive Officer, for additional services in connection with his responsibilities as the CEO. In addition, our Board of Directors approved a monthly housing allowance of up to $5,000 for additional accommodations in Germany and Japan, and to provide Mr. Schoneburg use of a company car, if necessary, as part of his travel arrangements.

On June 30, 2007, we issued convertible promissory notes to two individuals for an aggregate principal amount of $1,000,000 and warrants to purchase an aggregate of 300,000 shares of common stock at $3.00 per share. The convertible notes bear an annual interest rate of ten percent and mature on December 31, 2007. The holders may convert the convertible notes and any unpaid interest accumulated thereon after the maturity date into shares of our common stock at a conversion price of $2.50 per share.

ITEM 6 — EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Items 3 and 4 of Part II of the report are not applicable and have been omitted.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTIFICIAL LIFE, INC.

Date: August 14, 2007

By:	/s/ Eberhard Schoneburg
Name: Title:	Eberhard Schoneburg Chief Executive Officer and Principal Financial Officer