Form 10QSB
period 2007-09-30
ARTIFICIAL LIFE INC
filed 2007-11-08
CIK 1070361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2007

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No [X ]

State the number of shares of each of the Issuer's classes of common equity, as of the latest practicable date: As of November 8, 2007, there were 38,173,147 shares of Common Stock, $.01 par value per share, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [_] No ☒

ARTIFICIAL LIFE, INC.

INDEX OF INFORMATION CONTAINED IN FORM 10-QSB FOR THE

QUARTER ENDED SEPTEMBER 30, 2007

PAGE

PART I-FINANCIAL INFORMATION

Item 1 – Financial Statements (Unaudited)
Condensed Consolidated Balance Sheet at September 30, 2007	3
Condensed Consolidated Statements of Operations and Comprehensive Income(Loss) for the
Three Months and Nine Months Ended September 30, 2007 and September 30, 2006	4
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
September 30, 2007 and September 30, 2006	5
Notes to Condensed Consolidated Financial Statements	6

Item 2 – Management’s Discussion and Analysis or Plan of Operations	9

Item 3 – Controls and Procedures	12

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	13

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 5 - Other Information	14
Item 6 - Exhibits	14

Signatures	15

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTIFICIAL LIFE, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2007
(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$1,357,878
Accounts receivable, net	2,433,289
Prepaid expenses and other	478,900
Total current assets	4,270,067

Fixed assets:

Office equipment, net of accumulated depreciation of $26,917	71,099
Computer equipment, net of accumulated depreciation of $104,702	96,643
Office furniture, net of accumulated depreciation of $44,044	72,403
Software license, net of accumulated amortization of $26,667	553,333
793,478

Intangible asset, net of accumulated amortization of $3,667	21,333

Prepaid license rights	1,301,753
Prepaid expenses, deposits and other assets	313,916
1,615,669
TOTAL ASSETS	$6,700,547

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,946,461
Note payable — officer/stockholder	79,355
Convertible promissory notes, net of discount of $460,000	540,000
Accrued expenses	567,225

Total liabilities (all current)	3,133,041

Stockholders’ equity:

Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—
Common stock, $.01 par value; 130,000,000 shares authorized, 37,398,812 shares issued and outstanding	373,988
Additional paid-in capital	40,691,304
Notes receivable from stockholders	(19,577)
Accumulated deficit	(37,461,424)
Other comprehensive loss	(16,785)

Total stockholders’ equity	3,567,506

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,700,547

See accompanying notes to unaudited condensed consolidated financial statements.

ARTIFICIAL LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME / (LOSS)
(UNAUDITED)

	Three-month Period Ended September 30,			Nine-month Period Ended September 30,
	2007		2006	2007	2006
Revenues:
Software license agreements		$1,611,704	$189,697	$2,667,458	$581,452
Application services and other		—	—	17,000	15,000
		1,611,704	189,697	2,684,458	596,452
Operating expenses:
General and administrative
Stock-based compensation		—	—	123,900	—
Other		390,730	257,915	962,851	672,662
Engineering and cost of sales		360,510	266,559	1,114,504	751,411
Research and development		53,799	76,168	181,372	165,409
Sales and marketing		340,606	120,672	1,073,903	259,067
Total operating expenses		1,145,645	721,314	3,456,530	1,848,549

Income / (loss) from operations		466,059	(531,617)	(772,072)	(1,252,097)

Other income (expenses):
Interest expense		(482,694)	(5,221)	(475,238)	(18,498)
Other		45,113	8,307	59,131	12,749
Gain / (loss) on value of derivative liability		—	2,004,000	—	547,000
		(437,581)	2,007,086	(416,107)	541,251

Net income / (loss)		28,478	1,475,469	(1,188,179)	(710,846)
Foreign currency translation adjustment		(23,670)	—	(16,785)	—

Comprehensive income / (loss)		$4,808	$1,475,469	$(1,204,964)	$(710,846)
Net income / (loss) per share
Basic	$	*	$0.05	$(0.03)	$(0.02)
Diluted	$	*	$0.04	$(0.03)	$(0.02)
Weighted average shares outstanding
Basic		36,370,877	30,952,160	35,113,239	30,228,877
Diluted		42,923,343	33,599,760	35,113,239	30,228,877

*     Less than $0.01 per share

See accompanying notes to unaudited condensed consolidated financial statements

ARTIFICIAL LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine-month Period Ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,188,179)	$(710,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	92,900	34,198
Loss on disposal of fixed assets	571	—
Amortization of discount on convertible notes	460,000	—
Bad debt expense	—	72,539
Interest expense accrued on advances from officer / stockholder	6,263	17,031
Stock based compensation	123,900	—
Gain on value of derivative liability	—	(547,000)
Salary accrued to officer/stockholder		58,667
Changes in operating assets and liabilities:
Increase in accounts receivable	(2,139,284)	(134,960)
Increase in prepaid license rights, prepaid expenses deposits and other assets	(1,561,962)	(225,966)
Increase / (decrease) in accounts payable and accrued expenses	685,362	(1,077)
Net cash used in operating activities	(3,520,429)	(1,437,414)

Cash flows from investing activities:
Purchase of fixed assets	(534,485)	(24,266)
Cash paid for intangible asset	(25,000)	—
Net cash used in investing activities	(559,485)	(24,266)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	3,266,132	2,076,820
Proceeds from convertible promissory notes	1,000,000	—
Repayment of note payable - officer / stockholder	(149,713)	(183,985)
Repayment of short-term loan payable to stockholder	—	(88,000)
Net cash provided by financing activities	4,116,419	1,804,835

Net increase in cash and cash equivalents	36,505	343,155
Cash and cash equivalents at beginning of period	1,338,158	311,220
Effect of exchange rate changes on cash and cash equivalents	(16,785)	—
Cash and cash equivalents at end of period	$1,357,878	$654,375

Supplemental disclosure of non-cash investing and financing activities:
Common stock issuance for partial payment of software license purchased	$250,000	$—
Reclassification of options and warrants as derivative liabilities	$—	$1,493,000
Reclassification of derivative liabilities to equity	$—	$1,708,000

See accompanying notes to unaudited condensed consolidated financial statements.

ARTIFICIAL LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Artificial Life, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in accordance with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statement presentation. The consolidated financial statements include the accounts of the Company, and it’s wholly owned subsidiaries: Artificial Life Ventures, Inc. (“Artificial Life Ventures”), Artificial Life USA, Inc. (“Artificial Life USA”), Artificial Life Mobile Computing, Inc. (“Artificial Life Mobile Computing”), Artificial Life Asia Limited (“Artificial Life Asia”), Artificial Life Europe GmbH (“Artificial Life Europe”) and Artificial Life Japan Ltd (“Artificial Life Japan”). All significant inter-company balances and transactions have been eliminated in consolidation.

Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of results that may be expected for the year ending December 31, 2007. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company’s annual Report on Form 10-KSB for the year ended December 31, 2006.

The financial information included in this report has been prepared in conformity with the accounting policies reflected in the financial statements included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.

In July 2007, we acquired Artificial Life Japan Ltd. for expansion of our marketing activities in Japan. The acquisition cost of $25,000 has been allocated to intangible asset, which is being amortized over a twelve month period.

2.	STOCK BASED COMPENSATION

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). At January 1, 2007 and 2006, all outstanding options were fully vested. No option was issued under the Amended and Restated 1998 Equity Incentive Plan (the “Plan”) during the 3-month period ended September 30, 2007.

At September 30, 2007, the Company had outstanding and exercisable options to purchase 5,045,000 shares of common stock under the Plan issued to employees as follows:

Outstanding and exercisable options issued to employees:	5,045,000
Weighted average exercise price:	$0.74
Aggregate intrinsic value:	$5,110,250
Weighted average remaining contractual term	1.18 years

At September 30, 2007, the Company had outstanding and exercisable warrants to purchase 962,500 shares of common stock issued to employees as follows:

Outstanding and exercisable warrants issued to employees:	962,500
Weighted average exercise price:	$0.76
Aggregate intrinsic value:	$948,375
Weighted average remaining contractual term	1.77 years

3.	CUSTOMER CONCENTRATION

At September 30, 2007, the Company has 44 customers. Three customers accounted for 99% of total accounts receivable, one accounted for approximately 64%, one accounted for approximately 25% and one accounted for approximately10%. For the three-month period ended September 30, 2007, the Company had one customer which represented approximately 96% of the Company’s sales for the period. For the three-month period ended September 30, 2006, the Company had one customer which represented approximately 92% of the Company’s sales for the period.

4.	NET INCOME / (LOSS) PER SHARE

Basic net loss per share is calculated based on the weighted average number of common shares outstanding for the three and nine month periods ended September 30, 2007 and 2006. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For all periods presented, except for the three months ended September 30, 2007 and 2006, the basic and diluted net loss per share is the same since the effect of inclusion of all outstanding options and warrants would be anti-dilutive. The following table sets forth the computation of fully diluted shares for the three months ended September 30, 2007 and 2006.

	2007	2006
Shares used in basic per share calculation	36,370,877	30,952,160
Effect of dilutive securities:
Options	5,339,353	2,527,600
Warrants	1,213,113	120,000
Shares used in dilutive per share calculation	42,923,343	33,599,760

5.	INCOME TAXES

There is no provision for income taxes for the three and nine months ended September 30, 2007. During the nine months ended September 30, 2007, the Company reported a net loss of $1,188,179 and at December 31, 2006, the Company had approximately $24,200,000 of federal net operating loss carry forwards expiring through 2022, for U.S. income tax purposes. The net operating loss carry forwards may be subject to annual limitations based on ownership changes in the Company’s common stock as provided by in Section 382 of the Internal Revenue Code. At December 31, 2006 approximately $5,900,000 of net operating loss carryforwards were available for Hong Kong income tax purposes that may be carried forward indefinitely.

The Company adopted the provisions of Financial Accounting Standard Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), on January 1, 2007. There were no unrecognized tax benefits and there was no effect on the Company’s financial condition or results of operations as a result of implementing FIN 48.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of the adoption of FIN 48 there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the quarter.

6.	NOTE PAYABLE OFFICER/ STOCKHOLDER

At September 30, 2007 the Company owed its chief executive officer $79,355 which reflected a net decrease of $143,451 from the principal amount of indebtedness outstanding at December 31, 2006. Interest of $6,263 was accrued during the nine months ended September 30, 2007. The remaining advances bear interest at a rate of 5% per year and are unsecured.

7.	SEGMENT INFORMATION

The Company markets and supports mobile phone games and applications and related intellectual property. The Company’s products target mobile phone platforms, primarily 3G (third generation broadband networks and platforms). Products have the form of applications as well as enabling technology for mobile devices. The Company believes that it currently operates in one business segment: games and applications for mobile platforms.

8.	COMMITMENTS AND CONTINGENCIES

In August 2006, the Company entered into a three-year office lease with monthly charges of approximately $10,385 per month.

In February 2007, Artificial Life Europe in Berlin entered into a five-year office lease with monthly charges of approximately $7,200 per month. The monthly charges increase by 1,100 Euro on each anniversary until 2009 and the lease expires in February 2012.

In July 2007, Artificial Life Japan Ltd. in Tokyo entered into a one-year lease agreement with monthly charges of $2,000 per month plus consumption tax and renewable after one year on the same terms and conditions.

The Company is involved in various legal proceedings in the normal course of business. Management believes that all necessary accruals in connection with outstanding litigation have been made as of September 30, 2007.

9.	SALES OF COMMON STOCK

In July 2007, the Company issued 100,000 shares of common stock valued at $2.50 per share (the market price at the date of the transaction) in connection with the purchase of a software license.

During the three months ended September 30, 2007, in connection with the exercise of certain options granted between April 2005 and February 2006, the Company issued 1,999,860 shares of common stock and received total cash proceeds of $1,661,860. The exercise price for the options ranged from $0.36 to $1.00 per share.

10.	CONVERTIBLE PROMISSORY NOTES

On June 30, 2007, the Company issued convertible promissory notes to two individuals for an aggregate principal amount of $1,000,000 (“Convertible Notes”). The Convertible Notes bear an annual interest rate of ten percent, and mature on December 31, 2007 (the “Maturity Date”). The holders may convert the Convertible Notes and any unpaid interest accumulated thereon after the Maturity Date into shares of common stock at a conversion price of $2.50 per share. In connection with the issuance of the Convertible Notes, the Company issued warrants to purchase 300,000 shares of the Company’s common stock at $3.00 per share, with a 3-year term.

The Convertible Notes were considered to have an embedded beneficial conversion feature because the conversion price was less than the quoted market price at the time of the issuance. The Company allocated the proceeds of the Convertible Notes between the warrants and the Convertible Notes based on their relative fair values which amounted to $400,000 and $600,000, respectively. The beneficial conversion feature of $520,000 was recorded separately based on the intrinsic value method per EITF00-27. The Company is amortizing the discount to interest expense over the 6 months ending December 31, 2007, and $460,000 was amortized to interest expense during the three months ended September 30, 2007.

11.	SUBSEQUENT EVENT

On October 11, 2007, the Company issued 755,200 shares of common stock to an investor in connection with the exercise of stock options granted in December 2005. Total proceeds to the Company were $377,600.

On October 17, 2007, the Company issued 19,135 shares of common stock to an employee as a result of the cashless exercise of 50,000 stock options at $1.00 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

The following Management's Discussion and Analysis is intended to help the reader understand our results of operations and financial condition and is provided as a supplement to, and should be read in conjunction with our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-QSB. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. Our actual future results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed in the section titled "Risk Factors" as well as other factors described in our Annual Report on Form 10-KSB for the year ended December 31, 2006. Any forward-looking statement speaks only as of the date on which such statement is made and we do not intend to update any such forward-looking statements.

OVERVIEW

In the third quarter of 2007, we achieved a second major milestone in our corporate development and business plan. During the first nine months of 2007 we rolled out over 2,200,000 paid installations of our mobile games of which over 1,100,000 installations were sold in the third quarter alone. This again is a major increase compared to the 100,000 game installations accumulated up to the end of 2006. The new installations in 2007 include one time downloads, end user subscriptions via operator decks, off-deck sales and mostly pre-installations on cell phones.

During the three months ended September 30, 2007, we continued to market and expand the distribution of our products in Europe and Asia by entering into various strategic relationships.

In July 2007 we launched our first POPSTAR games with the major German TV station ProSieben/Sat 1 and have since launched several more POPSTAR games with them. Also in July 2007 we signed up Oxygen Media Interactive to launch the “Bad Girl’s Club” game that is based on the popular US TV show.

In August 2007 we signed licensing and distribution agreements with IDEA Cellular in India, Telstra in Australia and Channel [V] to launch our games in over 10 countries in South East Asia.

In September 2007 we signed an exclusive two year license deal with the upcoming European cult band Tokio Hotel and have scheduled the first game release for the band in the fourth quarter of 2007.

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

Revenues for the quarter ended September 30, 2007 were $1,611,704 as compared to $189,697 for the quarter ended September 30, 2006 and as compared to $707,066 for the second quarter of 2007. The increase of revenues of $1,422,007 or 750% compared to Q3, 2006 and $904,638 or 128% compared to Q2, 2007 respectively was mainly due to increased product license income from pre-installation deals for mobile handsets, one time downloads and monthly subscription revenues for our 3G games derived from mobile operators, resellers and hand set distributors and license fees for SMS Galaxy.

As of September 30, 2007, we had total assets of $6,700,547 and total liabilities of $3,133,041. As of September 30, 2007, current assets were $4,270,067 as compared to $2,688,046 at June 30, 2007, and current liabilities were $3,133,041 as compared to $2,128,937 at June 30, 2007.

We had 51 full time employees as of September 30, 2007. We also hire temporary staff, external consultants and interns to support our operations. We currently have 13 people on staff for our new European operations and expect this number to exceed 20 people by the end of 2007.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

REVENUES: Revenues for the quarter ended September 30, 2007 were $1,611,704 as compared to $189,697 for the quarter ended September 30, 2006. The increase of revenues of $1,422,007 or 749% was mainly due to increased sales of 3G game licenses to handset manufacturers for pre-installations on mobile phones.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consist of salary for administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the quarter ended September 30, 2007 were $390,730 as compared to $257,915 for the quarter ended September 30 2006. The increase of $132,815 was primarily due to new company administrative costs incurred by Artificial Life, Europe.

ENGINEERING AND COST OF SALES: These costs generally consist of salary, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Engineering expenses for the quarter ended September 30, 2007 were $360,510 as compared to $266,559 for the quarter ended September 30, 2006. The increase of $93,951 was mainly due to an increase of $15,000 in head office personnel costs and an increase of $81,000 in rental and personnel costs incurred by Artificial Life, Europe.

RESEARCH & DEVELOPMENT: Research and development expenses are similar in nature to engineering expenses, but they relate to products in their initial stage and are anticipated to generate revenue at a later date. Research and development expenses for the quarter ended September 30, 2007 were $53,799 as compared to $76,168 for the quarter ended September 30, 2006. The decrease of $22,369 was mainly due to the termination of a consulting contract in July 2007.

SALES AND MARKETING: Sales and marketing expenses consist of salary expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expense, traveling and public relations activities. Sales and marketing expenses for the quarter ended September 30, 2007 were $340,606 as compared to $120,672 for the quarter ended September 30, 2006. The increase of $219,934 was primarily due to increases in marketing activities and public relations expenses in Africa and Europe, traveling expenses, personnel and sub-contractor costs and new costs incurred by our newly-formed subsidiary companies, Artificial Life, Europe and Artificial Life, Japan.

OTHER INCOME/EXPENSES: Other income(expense) is not generated from normal business activities. Other income for the quarter ended September 30, 2007 was $45,113 as compared to $8,307 for the quarter ended September 30, 2006.

INTEREST EXPENSE: Debt discount of $460,000 was amortized in the third quarter of 2007 in connection with the $1,000,000 principal amount of convertible promissory notes and warrants issued on June 30, 2007. The convertible promissory notes mature on December 31, 2007 and we therefore expect to amortize a similar amount in the fourth quarter of 2007 for the remaining debt discount attributable to these notes and warrants.

GAIN/LOSS ON VALUE OF DERIVATIVE LIABILITY: Gain on value of derivative liability of $2,004,000 in the third quarter of 2006 resulted from the fair value of options and warrants classified as derivative liabilities being marked to market at September 30,2006. This gain was a one-time reclassification in the third quarter of 2006 and therefore there was no similar gain recorded in third quarter of 2007.

INCOME FROM OPERATIONS AND NET PROFIT (LOSS): Income from operations for the quarter ended September 30, 2007 was $466,059 as compared to loss from operations of $531,617 for the quarter ended September 30, 2006. The income from operations is mainly due to revenue of $1,540,000 from the sale of 3G game licenses to handset manufacturers for pre-installations on mobile phones offset by operational cost of $1,151,645. Net income for the quarter ended September 30, 2007 was $28,478 as compared to income of $1,475,469 for the quarter ended September 30. 2006. The change is attributable to the one time gain of $2,004,000 on the value of derivative liability in the third quarter of 2006 and amortization of debt discount of $460,000 in the third quarter 2007. The basic and diluted net income / (loss) per share for the third quarter of 2007 was ($0.00) and ($0.00), respectively, as compared to $0.05 and $0.04 for the quarter ended September 30, 2006.

NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2006

REVENUES: Revenues for the nine month period ended September 30, 2007 were $2,684,458 as compared to $596,452 for the nine month period September 30, 2006. The increase of revenues of $2,088,006 or 350% was mainly due to pre-installations, downloads and subscriptions for our 3G games received from mobile operators, resellers and handset manufacturers and product license fees for newly signed contracts and revenues generated from mobile operators.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consist of salary for administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the nine month period ended September 30, 2007 were $1,086,751 as compared to $672,662 for the nine month period ended September 30, 2006. The increase of $414,089 was primarily due to increases in personnel expenses, stock-based compensation expenses recognized in accordance with SFAS 123R and administrative cost incurred by Artificial Life, Europe.

ENGINEERING AND COST OF SALES: These costs generally consist of salary, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Engineering expenses for the nine month period ended September 30, 2007 were $1,114,504 as compared to $751,411 for the nine month period ended September 30, 2006. The increase of $363,093 was the result of an increase in trademark, legal, traveling, personnel and engineering expenses incurred by Artificial Life, Europe.

RESEARCH & DEVELOPMENT: Research and development expenses are similar in nature to engineering expenses, but they relate to products in their initial stage and are anticipated to generate revenue at a later date. Research and development expenses for the nine month period ended September 30, 2007 were $181,372 as compared to $165,409 for the nine month period ended September 30, 2006. The increase in operating expenses of $15,963 was mainly due to an increase in personnel, travel and miscellaneous expenses offset by decreased consulting expenses.

SALES AND MARKETING: Sales and marketing expenses consist of salary expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expense, traveling and public relations activities. Sales and marketing expenses for the nine month period ended September 30, 2007 were $1,073,903 as compared to $259,067 for the nine month period ended September 30, 2006. The increase of $814,836 was primarily due to increases in marketing activities and public relations expenses in Africa, Europe and the United States, traveling, entertaining, personnel and new cost incurred by new companies’ Artificial Life, Europe and Artificial Life, Japan.

OTHER INCOME/EXPENSES: Other income(expense) is not generated from normal business activities. Other income for the nine months ended September 30, 2007 was $59,131 as compared to $12,749 for nine months ended September 30, 2006.

INTEREST EXPENSES: Debt discount of $460,000 was amortized in the third quarter of 2007 in connection with the $1,000,000 principal amount of convertible promissory notes and warrants issued on June 30, 2007. The convertible promissory notes mature on December 31, 2007 and we therefore expect to amortize a similar amount in the fourth quarter of 2007 for the remaining debt discount attributable to these notes and warrants.

GAIN / (LOSS) ON VALUE OF DERIVATIVE LIABILITY: Gain on value of derivative liability of $547,000 in the nine months ended September 30, 2006 resulted from the fair value of options and warrants reclassified as derivative liabilities being marked to market at September 30, 2006. This gain was a one-time reclassification in the third quarter of 2006 and therefore there was no similar gain recorded in third quarter of 2007.

LOSS FROM OPERATIONS AND NET LOSS: Loss from operations for the nine months ended September 30, 2007 was $772,072 as compared to loss from operations of $1,252,097 for the nine month period ended September 30, 2006. The decrease in loss from operations resulted from a substantial increase in pre-installations, downloads and subscriptions for our 3G games received from mobile operators, resellers and handset manufacturers, product license fees for newly signed contracts, and revenues generated from mobile operators. Net loss for the nine month period ended September 30, 2007 was $1,188,179 as compared to a net loss of $710,846 for the nine month period ended September 30, 2006. The increase in net loss of $477,333 is mainly due to the gain of $547,000 on derivative liabilities for the nine month period ended September 30, 2006, amortization of debt discount of $460,000 and increased operating expenses for the period ended September 30, 2007. The basic and diluted net loss per share for the nine month period ended September 30, 2007 was ($0.04) as compared to ($0.02) for the nine month period ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, we had a working capital surplus of $1,137,026 and stockholders' equity of $3,567,506.

In order to fund our cash needs we have borrowed funds from time to time in the past from our chief executive officer, Eberhard Schoneburg. As of September 30, 2007 we owed our CEO an aggregate amount of $79,355, as compared to $147,563 at June 30, 2007. The advanced funds bear interest at a rate of 5% per year and are unsecured.

To further improve the generation of revenues from the roll out of our mobile technology, we are seeking additional financing through various sources to meet the needs of our current operations, capital expenditures and commitments.

For the three months ended September 30, 2007, we issued a total of 2,099,860 shares of common stock, which consists of 100,000 shares valued at $2.50 per share being partial payment in connection with the purchase of a software license, and 1,999,860 shares issued upon exercise of certain options at exercise prices ranging from $0.36 to $1.00 per share. Subsequent to September 30, 2007, we issued an additional 774,335 shares upon exercise of certain options at exercise prices ranging from $0.50 to $1.00 per share. In connection with the exercise of options and private placements, we received total cash proceeds of approximately $2,039,460 during period from July 2007 to October 2007. Management believes that these proceeds, together with additional sales of common stock and warrants and any cash flow generated from operating activities will be sufficient to fund our operations and working capital needs for the next twelve months.

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

Contractual obligations at September 30, 2007 are as follows:

	Total	Less than 1 year	1 – 3 years	4 – 5 years
Operating leases	$800,944	$239,095	$390,489	$171,360
Note payable, officer/stockholder	79,355	79,355	—	—
Convertible promissory notes	1,000,000	1,000,000	—	—
	$1,880,299	$1,318,450	$390,489	$171,360

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2007, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

ITEM 1 – LEGAL PROCEEDINGS

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2007, we issued 100,000 shares of common stock at $2.50 per share representing partial payment in connection with the purchase of a software license.

The securities were issued in reliance upon Regulation S under the Securities Act of 1933, as amended, and/or the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D thereunder. The securities were offered without general solicitation or advertisement and were sold to a limited number of investors who represented to us, among other things, that they (i) are non-U.S. persons as defined in Regulation S or are accredited investors as such term is defined in Regulation D, (ii) acquired the securities for investment only and not with a view to distribution thereof, and (iii) understand that the securities cannot be resold except pursuant to an effective registration statement under the Securities Act or in reliance upon an applicable exemption from such registration requirements and that the certificates representing such securities will bear a restrictive legend to that effect.

ITEM 5 – OTHER INFORMATION

In July 2007, we acquired Artificial Life Japan Ltd. for expansion of our marketing activities in Japan.

ITEM 6 – EXHIBITS

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

ARTIFICIAL LIFE, INC.

Date: November 8, 2007

By: __ /s/ Eberhard Schoneburg _
Name: Eberhard Schoneburg
Title: Chief Executive Officer and
Principal Financial Officer