Form 10-K
ARTIFICIAL LIFE INC
filed 2008-03-14
CIK 1070361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ______________ to ______________

Commission file number: 0-25075

ARTIFICIAL LIFE, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3253298
(State of incorporation)	(I.R.S. Employer Identification No.)

26/F., 88 Hing Fat Street Causeway Bay Hong Kong
(Address of principal executive offices)

(+852) 3102 2800

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.01 Par Value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):	Yes ☐No☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity as of February 29, 2008 was approximately $55,253,528.

As of February 29, 2008, the Registrant had 44,272,888 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

We own or have rights to certain trademarks that we use in connection with the sale of our products, including, but not limited to, the following: SmartBot™, V-Girl™, V-boy™, ToonMates™, V-disco™, V-penguins™ and Poli-the Bear™. This Form 10-K may also contain trademarks, trade names and service marks that are owned by other persons or entities.

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

PART I

ITEM 1. BUSINESS

General

Artificial Life, Inc., a Delaware corporation with global headquarters in Hong Kong, is a full service mobile phone application software provider and a pioneer in broadband mobile entertainment and games, mobile TV, mobile applications and mobile technology.

Our current core business is to provide leading edge mobile entertainment products, games and technologies for the latest 3rd and 4th generation (3G and 4G) telecommunications devices and mobile phones. Among many other industry awards we won the global Best Mobile Game Award by Ericsson at the end of 2004 and, in March 2005, the Hong Kong Digital Entertainment Excellence Award for the Best Mobile Entertainment Product.

History

Artificial Life, Inc. was incorporated in Delaware in November 1994 as Neurotec International Corp., a wholly-owned subsidiary of a German multimedia and Internet solutions company, Neurotec Hochtechnologie GmbH, founded by Eberhard Schoneburg, our current president, chief executive officer and chairman. In July 1997, Mr. Schoneburg sold all of his shares of Neurotec Hochtechnologie GmbH to the remaining stockholders and contemporaneously purchased 100% of the shares of its then Boston-based subsidiary Neurotec International Corp. from Neurotec Hochtechnologie GmbH. In August 1997, we changed our name to Artificial Life, Inc and entered the business area of intelligent agents and software robots. In December 1998, we had an initial public offering of our common stock and our shares were listed from on the Nasdaq Small Cap Market. Our shares currently trade on the Over-The-Counter Bulletin Board market (OTC) under the ticker symbol: ALIF. In 2002 we relocated our headquarters to Hong Kong and focused on mobile 3G games and entertainment.

Industry Background

We have originally developed Internet Technology and ALife SmartBot™ products from 1998 through 2001 to assist users in solving problems relating to information retrieval, web navigation, customer self-help, self-service applications and direct marketing on the Internet as well as wealth building and investment portfolio management. We are able to also serve and handle a wide variety of mobile devices and mobile phones with a focus on leading edge 3G network applications and devices with this original technology. Some of our products are specifically designed to even allow communication in natural language and to respond “intelligently”.

Most of our products are based on our proprietary ALife-SmartEngine technology and our SmartEngine Mobile Platform (SEMP), which is a server side middle ware used to develop and deploy our mobile applications.

We are also pioneers in the field of animated intelligent user interfaces for online and mobile devices since 1996. Therefore, many of our applications can communicate with the user via a life-like three-dimensional graphical interface today mostly known as an “avatar.” These avatars may also be customized for specific client and branding purposes.

We mainly focus on mobile software applications since our re-location to Hong Kong in early 2002. In 2007 we became a global full service mobile software provider developing and distributing mobile entertainment applications, mobile games, mobile TV, mobile business applications, mobile product placement and mobile technology in general (SEMP – see below).

Products

Mobile Games

America’s Next Top Model™ Mobile Game Series 7, 8, 9 and 10

We launched our first avatar-based mobile game tied to a very popular TV show in December 2006 with the launch of the America’s Next Top Model™ Cycle 7 mobile game in cooperation with CBS Mobile. The ANTM Cycle 7 game was the first in what has become a 4 part series encompassing ANTM Cycles 7-10. This innovative mobile game series lets avatars – or virtual characters – live on users’ cell phones. To play the America’s Next Top Model game, players select a virtual representation of his or her favorite model participant from the TV show. The main task is for users to interact with these selected virtual characters as if they were real participants of the TV show. Players must foster their avatar’s modeling career through training and various challenges. We also recently launched the America’s Next Top Model™ Cycle 10 mobile game in February 2008.

More details about the product are available at: www.botme.com

Tokio Hotel

The first official “Tokio Hotel” mobile game was launched in January 2008, in several European countries such as Germany, Spain, Italy, Sweden, Denmark, Finland, Norway, Hungary, Poland, the Czech Republic, France, Holland, Austria, Croatia and the UK. It is our first time to collaborate with a rock band, in this case, Tokio Hotel – Europe’s emerging cult band. By playing the game, the fans have the opportunity to join the band “on the road” and to accompany the band members during their many stops on the concert tour. Players can become a member of the band’s crew during the tour through Europe. This game features 5 tour stops with a new and exciting challenge at each leg of the journey and integrates real pictures of the band members and their avatar representations.

More details about the product are available at: www.botme.com

Blackie’s Teenage Club and Lollipop

A total of 15 java mobile games based on the hugely popular Taiwanese teenage television programs “Lollipop” featuring a group of teenage boys called “didi’s” and “Blackie’s Teenage Club” featuring a group of teenage girls known as “mei-mei’s” have been launched in Taiwan and Hong Kong in November 2007. These games are developed and distributed with STAR, Asia’s leading media and Entertainment Company. Centering on the most popular teens from both Blackie’s Teenage Club and Lollipop, the mobile games feature group members engaging with mobile users in various games including dancing, singing, playing cards, solving puzzles, and playing sports. The games also have technically advanced features such as displaying the group members’ real-life images and enabling mobile users to generate downloadable screenshots from inside the puzzle and photo-shooting games.

More details about the product are available at: www.botme.com

Chips Unlimited: Texas Hold’em

“Chips Unlimited: Texas Hold’em” is the first in a mobile casino series to be released by Artificial Life. The game comes in both single player and multi-player versions. In the currently launched single player version, the player can compete against many different avatars each possessing various skill levels and each having its own artificial intelligence. In the upcoming multi-player version players will be able to compete against others through a server connection or alternatively with those in close proximity using Bluetooth. By combining mobile gamers with online gamers, poker players will now be able to participate in online tournaments anywhere via their mobile phone.

More details about the product are available at: www.botme.com

Big Brother™ Series 8 and Big Brother™ All- Stars Mobile Games

The Big Brother™ Series 8 mobile game was launched in January 2007, also in cooperation with CBS Interactive. The game is based on the CBS Television Networks’ popular reality TV show, Big Brother™, and is available only in the United States. In this action game, players take on the role of an uninvited visitor and go on a mission to explore a realistic model of the Big Brother house being careful not to get caught. If players are caught by one of the simulated house guests then they are punished or kicked out of the Big Brother house. The Big Brother All-Stars mobile game released in July 2007, the latest in the Big Brother series, was similar to the Series 8 game, but contained even more mini-challenges for the player to compete in including 3 challenges based on Big Brother trivia.

More details about the product are available at: www.botme.com

Poli-the Bear™

Poli-the Bear is a sequel to one of our first animal themed mobile game, the V-Penguins mobile game (see below), and centers on three cute polar bear cubs. Players take on the roles of the lost baby polar bear cubs battling for survival all alone in the Arctic Circle. Players face challenges in the wild such as catching fish, hiding from hunters and escaping from predators. The game simulates the journey that the polar bear cubs face as they fight for survival and struggle to find their way back home.

More details about the product are available at: www.botme.com

ToonMates™

ToonMates is our first multi-player community game based on interactive cartoons. Players can chat with ToonMates characters and create their own avatars from a wide variety of styles. The game begins in a small neighborhood where players can decorate their own virtual apartment and have limited interaction with other core characters as well as avatars of other players. One of the main goals in the ToonMates game is for the players to make logs of friends and expand his/her ToonMate community. Players and their ToonMate friends can visit each other’s virtual flats to chat and hang out and play games together. Other locations available for interactions are the park, shopping mall, disco, cinema and exclusive locations that open up to the player as his/her status in the community gets better.

More details about the product are available at: www.toonmates.com

“V-Girl™ - your virtual girlfriend” Vol I, Vol II and Vol III

Our flagship product remains “V-Girl™ - your virtual girlfriend”. We have already released three versions and are currently selling Vol III. It is a highly interactive game for 3G phones. This product has won several major media awards, such as the Best Mobile Game Award by Ericsson in December 2004, and the Hong Kong Digital Entertainment Excellence Award in March 2005, as the Best Mobile Entertainment Software. The product has received immediate global media attention after its release. It has been prominently featured and covered by dozens of TV stations around the globe and hundreds of major newspapers and magazines.

V-Girl™ is a unique and innovative mobile entertainment product. It contains many high quality 3-dimensional animations and short interactive animated video clips featuring the many beautiful virtual girls. The virtual characters “live” in a 3-dimensional animated world accessible only on mobile phones. Players can interact with the V-Girls through real time chat, several interactive game functions and dozens of built in mini-games.

Players have to interact with the virtual character to achieve access to higher levels in the game. For corporate partners and clients we offer sophisticated product placement opportunities within the game.

More details about the product are available at: www.v-girl.com

“V-boy™ - your virtual boyfriend”

The V-boy product is similar in concept and user experience to the V-girl product; however it targets the younger female audiences. It is very technically advanced and uses full scale motion capture data and motion capture technology to enhance the visual animations of the virtual characters in the game making their appearance very human like. The V-boy game features over 30 mini-games within-the-game that are specifically targeted to gaming styles preferred by female gamers. As well, the V-boy game’s story line unfolds differently each time it is played allowing for multiple endings that give the game a very high replay value.

More details about this product are available at: www.virtual-boys.com

V-penguins™

The virtual penguin game mimics the life of the famous Emperor penguins in Antarctica. Players take on the role of penguins and have to find mates, breed, hatch eggs and survive in the hostile environment of the South Pole. In the multi-player version players can interact and compete with each other by seeing which penguin couple can raise the most healthy chicks from infancy to adulthood.

More details about the product are available at: www.v-penguins.com

Alife - SmartEngine Mobile Platform (SEMP)

In 2003 we started to develop a next generation mobile technology platform called SmartEngine Mobile Platform (SEMP) for 2G and 3G phones and mobile devices. The technology was first launched in February 2004 with a major Hong Kong operator and was rolled out as part of our mobile solutions in many other countries since 2005. The SEMP is continuously being developed further to allow the serving of new upcoming phone types and other platforms.

The SEMP allows the use of interactive intelligent agents and interactive video applications on mobile devices such as 2G or 3G phones or personal digital assistants.

The key features of the new SmartEngine Mobile Platform are:

•	automated adjustments to frame rates, resolutions and device features;
•	automated style formatting for screen layouts;
•	automated protocol detection and adjustment;
•	device profile detection and management;
•	real-time presentation formatting engine;
•	server side user profiling;
•	user/application specific content delivery functions;
•	integrated billing modules with open API;
•	full natural language interface for any given language; and
•	full integration of Artificial Intelligence SmartEngine™ features.

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

The SEMP's core is augmented by enabling modules such as UserProfiling and Billing. UserProfiling provides a means of storing user-specific information which remains persistent from session to session and allows the platform to provide a more unique user experience as well as to give the operators more useful information about their patrons. A billing interface with an open API gives specific implementations the ability to connect to operators and charge customers seamlessly. Furthermore, the SEMP integrates with Artificial Life's SmartEngine™ to provide a natural language intelligent interface especially suited for mobile entertainment and education applications.

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

Mobile TV: SMS GALAXY

With the acquisition and improvement of SMS Galaxy, we have become a pioneer and instant market leader in the space of interactive mobile interfaces to live TV shows, also referred to as Participation TV. We are further improving this technology and are currently rolling out SMS Galaxy globally. In addition, we produce Talking Heads, a mobile interface technology that allows custom avatars to present TV content on mobile phones.

Mobile Marketing and Advertisement:

We offer unique new opportunities to ad agencies, media companies and major global brands to realize high quality interactive in-game product placements in 2D and 3D as well as individually sponsored and custom-developed mobile games.

Mobile Aggregation and Distribution:

We have strongly expanded our global reach through the establishment of off-deck and on-deck sales, pre-installation deals with handset manufacturers, partnerships with global media companies and distribution contracts with major global carriers. Our own mobile portal site is: www.botme.com

Internet Products

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

ALife-Webguide

These SmartBot versions engage the user in a “conversation” through questions and answers and, upon learning the user's interests, are designed to display Web pages that match the content of the “conversation” or to suggest links to other locations on the Web site. In an e-commerce application, the ALife-WebGuide can be designed by the Web site host to function like a human sales associate at a retail store, greeting customers coming through the door of the virtual store and assisting them with advice and background information about products and prices. This bot allows the use of a customizable animated Avatar interface.

Consulting and Product Services

We also occasionally provide consulting and custom specific project and product development services either directly or by utilizing the resources of partners, resellers and consultants. In addition, we provide support for the creation and maintenance of our mobile products and upon request customer specific back-office tools for analyzing client profiles gathered by our bots either ourselves or through our partners and resellers.

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

With the successful release of a series of leading edge 3G entertainment products such as “V-Girl™ - your virtual girlfriend”, V-boy™ - your virtual boyfriend and Virtual Penguins™ we started targeting specifically the global 3G network operators and the countries in which 3G networks have been launched or are currently being launched.

In 2007 we established several new business divisions extending our business and services into what are currently the six major broadband mobile business areas: Mobile Games and Entertainments, Mobile TV, Mobile Marketing and Advertisement, Mobile Aggregation and Distribution, Mobile Business Applications and Mobile Technology to create multiple and partially independent revenue streams for the Company.

Marketing and Sales

We are currently selling and marketing our products through a variety of methods and channels, including but not limited to direct sales, distribution and channel agreements, strategic relationships with third party providers and resellers and plan to continue to do so going forward. We believe that partner networks and strategic relationships, such as our co-operation with The Walt Disney Company, Paramount, Warner Bros, Turner and CBS Digital Media, and other key alliances especially in Asia, Africa and Europe provide an effective means of entering targeted vertical markets while targeted direct sales are instrumental for obtaining large, must-have clients. It is our belief that this strategy will provide a cost effective means of achieving maximum exposure for our products and services.

Key Strategic Alliances

Relationship with Cartoon Network

We signed a development agreement with the Cartoon Network, Inc. As the leading animated program broadcasting cable television network owned by Turner Broadcasting System, Inc., Cartoon Network (CartoonNetwork.com) is currently seen in nearly 91 million U.S. homes and in 160 countries around the world. Cartoon Network is Turner Broadcasting System, Inc.'s ad-supported cable service that offers animated entertainment for kids and families.

The contract is about developing game applications for wireless platforms based on games published by Adult Swim, Cartoon Network's late night programming block showcasing original and acquired animation for young adults aged 18-34.

Relationship with Soccer Star Leo Messi

In December 2007 we signed an exclusive four-year license deal with Argentine soccer star Lionel Andres Messi to produce a series of interactive mobile games based on Leo Messi's image and likeness. The deal was carried out directly with the player Leo Messi, the communications group GRUPO Ñ, and its image rights division STARTEGIC, a company which specializes in innovative licensing and image rights strategy.

We will produce at least one to two mobile games each year that feature Leo Messi. Among the game types produced will be real-time 3D interactive games and 3G games, as well as a series of 2G and 2D games for lower grade handsets. Distribution of the games will be worldwide through carriers and resellers and on Artificial Life's own mobile portal: www.botme.com.

Relationship with Paramount

In 2007 we signed a worldwide licensing deal with Paramount Digital Entertainment, a division of Paramount Pictures Corporation, to release two exclusive mobile games based on the multiple Academy Award winning movie "Braveheart" and the recent box office smash hit "Shooter".

These two titles were selected based on their strong brand recognition, solid fan base, and adaptability to the mobile game format. The advanced mobile games, using the latest in technology will be of the action genre with RPG features and enhanced 3D graphics. The games are scheduled for release and sale globally in early 2008 via on-deck telecom carriers and off-deck resellers.

Relationship with Warner Brothers

In April 2007 we won a contract for mobile game development with Warner Bros. Digital Distribution, a subsidiary of Warner Bros. Home Entertainment Group. The parties agreed to develop a mobile game for the Japanese market based on the Oscar™ winning animated feature movie "Happy Feet".

The "Happy Feet" mobile game consists of six mini-games that closely resemble key scenes and themes from the award-winning movie. The six mini-games can also be played as separate games. The game supports most popular 2.5G and 3G Japanese phones.

This collaboration represents the first time Warner Bros. released a mobile game in the Japanese market which was based upon a Warner Bros. movie title. This exciting game is very attractive to the many fans of the Happy Feet movie. The cooperation with Warner Bros. Japan also kick started our games’ distribution in Japan, one of the most sophisticated mobile markets in the world with the highest number of 3G subscribers, and further strengthen our position as the leading global mobile 3G game developer.

Agreements with Mobile Operators and Resellers

In 2007 we have strongly expanded our global reach to end users by signing up many new mobile operators and carriers as distributors for our products. We have entered into agreements with telecom carriers to make our products available in various new markets worldwide, including Austria, Brunei, Germany, Holland, Hong Kong, Israel, Sweden, Switzerland, Taiwan, Malaysia, South Africa, the United States, Denmark, Canada, Luxembourg, New Zealand, India, Mauritius, Germany, Croatia, the UK, Australia, Hungary, Latvia, Lithuania, Scandinavia, Greece, Italy, Japan and many other markets. We have also entered into agreements with resellers of mobile devices to pre-install our games on mobile phones. We are constantly evaluating additional strategic potential alliances with companies through Europe, Asia, South Africa and North America for marketing and re-selling our products and applications. In 2007 we have established over 100 active sales channels.

Other Agreements

On the technology side we have acquired a unique and innovative mobile interface technology for live TV shows called SMS Galaxy™ and a mobile business and health application called Mobile Diab® for the live monitoring of blood glucose levels using mobile phones. These newly acquired technologies will provide us with further promising business opportunities worldwide.

In 2007 we have also been able to strongly expand our sales and distribution network by signing up many new partners, distributors, operators and carriers in many new countries around the globe. As of today the Company has successfully established over 100 active sales channels for its products worldwide, a major increase over 2006.

We have also been able to establish more partnerships with leading global media companies and secured major brands for some of the newly released mobile games.

Our core products are based on leading edge 3G streaming technologies and are: V-girl™ - your virtual girlfriend; V-boy™ - your virtual boyfriend; V-Penguin™ and Toonmates™.

In addition to our 2006 catalog, we have distributed and released many new games in 2007 including: Tokio Hotel; Poli-the Bear; American’s Next Top Model ™ Series 9 and 10; Big Brother™ Series; Chips Unlimited; Texas Hold’em; Popstars on Stage; the Bad Girls Club; Happy Feet™ and STAR TV license based games: Blackie’s Club and Lollipop.

In January 2007, we signed a license and roll out agreement with Mobilkom, Austria’s main mobile operator. Also in January 2007, we launched America’s Next Top Model 7 in Hong Kong and Luxemburg and launched the Big Brother All-Stars game in the USA.

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

In July 2007, we launched our first POPSTAR games with the major German TV station ProSieben/Sat 1 and have since launched several more POPSTAR games with them. Also, in July 2007 we signed up Oxygen Media Interactive to launch the “Bad Girl’s Club” game that is based on the popular US TV show.

In August 2007, we signed licensing and distribution agreements with IDEA Cellular in India, Telstra in Australia and Channel [V] to launch our games in over 10 countries in South East Asia.

In September 2007, we signed an exclusive two year license deal with the upcoming European cult band Tokio Hotel and have scheduled the first game release for the band in the fourth quarter of 2007.

In October 2007, we won a one year contract with Swiss TV station SF DRS to run a new season of the popular SMS Galaxy interactive TV show. Also, in October 2007 we acquired the rights to a mobile diabetes monitoring and patient coaching system (the mobile diab® system) from Infokom GmbH, a leading German telematics provider and pioneer.

In November 2007, we joined with STAR to Launch Mobile Games Lollipop and Mei-Mei themed games available in Taiwan and Hong Kong. Also we partnered with IG Fun, the international mobile publishing and development arm of Indiagames, to distribute their titles to some of our existing partners.

In December 2007, we signed a worldwide licensing deal with Paramount Digital Entertainment, a division of Paramount Pictures Corporation, to release two exclusive mobile games based on the multiple Academy Award winning movie "Braveheart" and the recent box office hit "Shooter".

Also in December, we signed an exclusive four year license deal with Argentine soccer star Lionel Andres Messi to produce a series of interactive mobile games based on Leo Messi's image and likeness.

We signed a distribution agreement with one of the largest telecommunications group in the Baltic States BITE Group, operating in Latvia and Lithuania as well in December 2007.

Competition

The market for most of our products and services is still emerging and constantly evolving. Competition may intensify as the markets mature and more established software companies may become increasingly involved. Barriers to market entry may be considered as relatively insubstantial. However, we believe that we have a strong market position and a technical lead especially in the 3G area due to the use of our SEMP which allows us the effective production of high quality mobile games and applications.

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

Intellectual Property and Other Proprietary Rights

We rely upon trade secrets, know-how, copyrights and certain continuing technological innovations to develop and maintain our competitive position. We seek to protect such information, in part, by entering into confidentiality agreements with our corporate partners, collaborators, employees and consultants. These agreements provide that all confidential information developed or made known during the course of the individual's or entity's relationship with us is to be kept confidential and not be disclosed to third parties except in specific circumstances. We have endeavored to cause our employees to execute forms of Confidentiality and Inventions Agreements which provide that, to the extent permitted by applicable law, all inventions conceived by an individual during the individual's employment will remain our exclusive property. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach, or that our trade secrets will not otherwise become known or be independently discovered by competitors. Further, there can be no assurance that we will be able to protect our copy-rights; trade secrets or that others will not independently develop substantially equivalent proprietary information and techniques.

Employees

As of February 29, 2008, we have 55 full time employed staff, of whom 2 are engaged in research, 44 in engineering, product development, sales, marketing and technical support, and the balance in management and administrative positions. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and consider relations with our employees to be good. We also work with a varying and growing number of long term and short term contractors to support our operations.

ITEM 1A.  RISK FACTORS

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTY

We currently lease approximately 4,200 square feet of space for our corporate headquarters in Hong Kong. We currently pay $13,000 per month under this lease, which expires in December 2009. In early 2008, we leased one more floor in our office building in order to expand our business. The rental fee and expiration date in the new lease are the same as the existing lease, effectively doubling our rental expenses in Hong Kong.

In February 2007, we established an office in Berlin, Germany, which serves as our new headquarters for European operations, with a focus on customer service, sales and marketing, as well as localization and customization of our products for the European markets. Our Berlin office consists of 7,632 square feet of office space that we lease at a gross rate of $7,200 per month. The lease increases by $1,300 every year until 2009. The lease expires in February 2012.

In July 2007, we also expanded our business in Tokyo, Japan. We currently pay $2,500 per month under this lease, which expires in June 2008.

ITEM 3. LEGAL PROCEEDINGS

In connection with claims for certain unpaid wages and vacation pay made by former employees of its former U.S. operations in 2002, we had accrued $108,000 representing the potential liability for these asserted claims with respect to this matter, as confirmed by an Administrative Law Magistrate. In January 2005 we received a court claim and a default judgment from the pending cases against some of these former US employees. We filed a counter claim and a motion to void the default judgment. In October 2006 the Company and the former employees, except Robert Pantano, our former CFO, signed a settlement agreement and general release under which we paid $105,000. On March 27, 2007, the court granted Mr. Pantano’s motion for summary judgment with respect to his wage claim and with respect to the counterclaims that had been asserted against him. The court also allowed Mr. Pantano motion to amend his complaint to add a claim for retaliation which the Company had filed opposition on November 12, 2007. In March 2007, the Court entered summary judgment for unpaid wages and on the counterclaims that had been asserted against Mr. Pantano. Mr. Pantano’s claims for treble damages on his unpaid wages and for retaliation remain for adjudication. Following adjudication the Company and the CEO have a right to appeal and intend to do so. In January 2008, the Court held a hearing on a motion to reach and apply. The Court allowed reach and apply relief in the amount of $165,000 (which represents the amount claimed and accrued by the Company and legal expenses incurred). However, the Company has only agreed to place this amount in an escrow account, subject to the terms of an escrow agreement between the parties. The amount can only be released upon approval of the Company or final judgment with no further appeal.

From time to time legal proceedings or disputes arise in the normal course of business. The Company monitors and reviews these matters and maintains accruals where appropriate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock currently trades on the Nasdaq Over The Counter Bulletin Board under the symbol “ALIF”. The following table sets forth for the periods indicated, the range of the high and low bid quotations for our common stock. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

2006	Low	High
First Quarter	$0.38	$1.32
Second Quarter	$0.70	$1.25
Third Quarter	$0.58	$1.02
Fourth Quarter	$0.70	$2.50

2007	Low	High
First Quarter	$1.69	$3.40
Second Quarter	$1.77	$3.00
Third Quarter	$1.20	$2.82
Fourth Quarter	$1.20	$2.00

Shareholders

As of February 29, 2008, we had outstanding 44,272,888 shares of common stock, held by approximately 160 stockholders of record.

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

During the fourth quarter of 2007, the Company issued 3,833,112 shares of common stock to investors for approximately $6.5 million.

During the fourth quarter of 2007, the Company issued 1,908,385 shares of common stock to 11 employees and 1 investor upon cashless exercises of stock options issued between 2004 and 2005 with prices ranging from $0.36 to $1.00.

During the fourth quarter of 2007, the Company issued 755,200 shares of common stock to an investor for $377,600 upon exercise of an option issued in December 2005.

Equity Compensation Plan Information

The information required by this Item 5 regarding securities authorized for issuance under equity compensation plans is included in Item 11 of this report.

ITEM 6.    SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
  OF OPERATIONS

Overview

The following Management’s Discussion and Analysis is intended to help the reader understand our results of operations and financial condition and is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements.

During the course of 2007, Artificial Life Inc. became a full service global mobile software provider offering mobile games and entertainment, mobile TV, mobile advertisement, mobile distribution and aggregation, mobile business applications and mobile technology (SEMP). Additionally, in 2007 we sold a record of over 4 million licenses for our mobile games worldwide – a major increase over the approximate 100,000 licenses sold in 2006 and we established two new, wholly-owned subsidiaries including the Germany entity Artificial Life Europe GmbH, which is our new European headquarters, and the new Japanese entity Artificial Life Japan Ltd.

Historically, our revenues have been relatively small and we have experienced operating losses and negative cash flow from operations. We have financed our operations in recent years by raising capital through equity financings and through loans provided by our Chief Executive Officer. In December 2007, we completed a private placement of common stock and warrants to several investors, raising gross proceeds of approximately $6.5 million. It provides us with greater financial flexibility to pursue new business opportunities, including potential acquisitions. We will continue to expand and to create and deliver innovative mobile technologies and products. We expect increasing trends to continue in the upcoming year due to the increased sales of our mobile products, a diversification into new mobile business areas and a greater overall global market penetration.

Even though we have seen a major improvement in sales and revenues in 2007, we still may experience significant fluctuations in our future operating results due to a variety of factors. Factors that may affect our operating results include the development of the global Internet and mobile markets, the general market acceptance of our products, the growth of the 3G network markets, our ability to sell or license our intellectual property at reasonable price levels, the amount of software consulting we undertake in the future, success in creating and entering into strategic alliances, our mix of product and service sales, our response to competitive pressure and our ability to attract and retain qualified personnel.

Gross profit margins will vary from product to product and between products and services. Although we may have some ability to affect our products and services mix, our sales mix may vary from period to period and our gross margins will fluctuate accordingly.

Results of Operations —Year Ended December 31, 2007 compared to 2006

Revenues. Revenues for the year ended December 31, 2007 were $5,801,212, compared to $856,334 for the year ended December 31, 2006. The increase of $4,944,878 or 577.5% was primarily due to licensing revenue generated from our core 3G mobile products such as V-Girl ™, V-Boy™, V-Penguins™, Popstars™.

Engineering and Cost of Sales. These costs generally consist of salary and payroll tax expenses, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Total engineering and cost of sales expense for the year ended December 31, 2007 were $2,113,172, compared to $1,330,967 for the year ended December 31, 2006. The increase of $782,205 was primarily due to an increase in staff, rental and traveling costs, offset by a decrease in stock-based compensation expense recognized in 2006 upon adoption of SFAS 123(R).

Research & Development Expenses. Research and development expenses are similar in nature to engineering expenses with the exception that they relate to products in their initial development stage and are expected to generate revenue at a later date. Total research and development expenses for the year ended December 31, 2007 were $296,283, compared to $341,861 in the year ended December 31, 2006. The decrease of $45,578 was primarily due to a decrease in stock-based compensation expense recognized in 2006 upon adoption of SFAS 123(R), offset by an increase of staff costs, emphasis in product development.

General and Administrative Expenses. General and administrative expenses consist of salary and payroll tax expenses of administrative personnel, rent, professional fees, and costs associated with employee benefits, supplies, communications, and travel. Total general and administrative expenses for the year ended December 31, 2007 were $1,492,012, as compared to $1,625,017 for the year ended December 31, 2006. The decrease of $133,005 was primarily due to a decrease in stock-based compensation expense recognized in 2006 upon adoption of SAFS 123(R), legal fee discounts of $282,741 received on payables owed to a creditor, offset by an increase in amortization of software licenses, professional fees.

Sales and Marketing Expenses. Sales and marketing expenses consist of salary and payroll tax expenses of marketing personnel, costs relating to marketing materials, promotional videos, advertising, trade shows related, and public relations activities. Total marketing expenses for the year ended December 31, 2007 were $1,853,777, as compared to $1,045,562 for the year ended December 31, 2006. The increase of $808,215 was primarily due to efforts in global expansion, bad debt expense offset by a decrease in stock-based compensation expense recognized in 2006 upon adoption of SFAS 123(R).

Net Income / (loss). Net Income for the year ended December 31, 2007 was $1,011,817 as compared to a net loss of ($2,942,532) for the year ended December 31, 2006. This increase of $3,954,349 was primarily due to an increase in sales of our mobile products and technologies and licensing of our internet technology, a gain on extinguishment of liabilities, a decrease in stock-based compensation expense offset by increased costs in global expansion. Stock-based compensation expense of $123,900 and $1,486,800 was recognized in 2007 and 2006 respectively. The net income per share for the year ended December 31, 2007 was $0.03 compared to a net loss per share of ($0.10) for 2006.

Loss from Operations and Net Loss Excluding Stock-Based Compensation Expenses and Debt Discounts on Detached Warrants Issued with Convertible Promissory Note.

For the year ended December 31, 2007 and 2006, our income / (loss) from operations was $45,968 and ($3,487,073) and our net income (loss) was $1,011,817 and ($2,942,532) including the effects of SFAS 123(R) which requires the recognition of compensation expense for stock options, and including the effects of interest expense arising from the accretion of discount on convertible notes. Excluding the income statement effects of share-based compensation and interest expense arising from the accretion of discount on convertible notes, our non-GAAP income /(loss) from operations would have been $169,868 in 2007 and ($2,000,273) in 2006 and our non-GAAP net income / loss would have been $549,587 in 2007 and ($2,007,607) in 2006.

Non-GAAP loss from operations and net loss exclude stock-based compensation and interest expense or accretion of debt discount expenses that are driven primarily by discrete events that management does not consider to be directly related to our core operating performance. These non-GAAP financial measures should not be considered a substitute for loss from operations and net loss calculated in accordance with US GAAP, and the financial results calculated in accordance with US GAAP and reconciliations to those financial statements should be carefully evaluated. The non-GAAP loss from operations and net loss used by us may be calculated differently from and therefore may not be comparable to similarly titled measures used by other companies.

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

Reconciliation of GAAP to Non-GAAP Results

The table below sets forth the items included in loss from operations and net loss that management excludes in computing the non-GAAP loss from operations and non-GAAP net loss and provides a reconciliation of GAAP to Non-GAAP results:

	2006	2007
GAAP (loss) income from operations	$ (3,487,073)	$ 45,968
Adjustment for share-based compensation within:
General and administrative	531,000	123,900
Engineering and cost of sales	265,500	-
Research and development	159,300	-
Sales and marketing	531,000	-
(Loss) income from operations excluding share-based compensation and interest expense from debt discount	$ (2,000,273)	$ 169,868

GAAP net (loss) income	$ (2,942,532)	$ 1,011,817
Adjustment for share-based compensation within:
General and administrative	531,000	123,900
Engineering and cost of sales	265,500	-
Research and development	159,300	-
Sales and marketing	531,000	-
Gain on value of derivative liability/extinguishment of liabilities	(551,875)	(685,130)
Debt discount on promissory notes within:
Interest expense	-	99,000
Net (loss) income excluding share-based compensation and interest expense from debt discount	$ (2,007,607)	$ 549,587

Liquidity and Capital Resources

For the year ended December 31, 2007, we reported net income of $1,011,817, cash used in operations of $3,404,078, and at December 31, 2007 had a working capital surplus of $8,602,893. During the year ended December 31, 2007, net proceeds raised from the issuance of shares amounted to $9,452,691. On December 31, 2007 accounts receivable amounted to $5,547,291. As of March 3, 2008, this amount was collected.

Through February 29, 2008, we issued 367,379 shares of common stock due upon exercise of stock options granted in prior years, resulting in total proceeds to us of approximately $70,000.

Management continues to seek funding through direct share placement activities and believes that proceeds generated from share placement activities together with any cash flows generated from operating revenues will be sufficient to fund our operations and working capital needs through December 31, 2008. While we believe that we will be able to generate the cash and obtain the funding required to support our operations and growth, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and may need to revise our growth plans or reduce our overhead, which will adversely affect our operating results. Debt financing, if available, will increase expenses and must be repaid regardless of operating results. Equity financing could result in dilution to existing stockholders. Our future capital requirements may vary materially from those now planned.

Critical Accounting Policies

Revenue Recognition, Concentrations and Credit Risk

The Company generates revenues from the following sources;

(a)	Software agreements from the licensing of the Company’s software;

(b)	Fees from mobile products sold to end users via telecommunications operators and carriers; and

(c)	Application, consulting and implementation services.

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

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"), using the modified prospective method. SFAS 123(R) requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which becomes effective for fiscal periods beginning after December 15, 2008 (September 1, 2009 for the Company). SFAS No. 141 (R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”) which becomes effective for fiscal periods beginning after December 15, 2008. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement does not require any new fair value measurements but provides guidance on how to measure fair value and clarifies the definition of fair value under accounting principles generally accepted in the United States of America. The statement also requires new disclosures about the extent to which fair value measurements in financial statements are based on quoted market prices, market-corroborated inputs, or unobservable inputs that are based on management’s judgments and estimates. The statement is effective for fiscal years beginning after November 15, 2007. The statement will be applied prospectively by the Company for any fair value measurements that arise after the date of adoption.

In February 2007, the FASB issued SFAS No. 159, Fair Value for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.  This statement permits entities to choose to measure eligible items at fair value at specified election dates.  The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management is evaluating the impact this standard may have on the Company’s consolidated operating results and financial position upon adoption.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included at Item 15. Exhibits, Financial Statement Schedules.

ITEM 9.	CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)        Evaluation of Disclosure Controls. Our Chief Executive Officer and our Global Controller evaluated the effectiveness of our disclosure controls and procedures as of the end of our 2007 fiscal year. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our Chief Executive Officer and our Global Controller have concluded that our disclosure controls and procedures were effective as of December 31, 2007.

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

(b)       Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2008 as we implement our Sarbanes Oxley testing methodologies.

Management’s Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) and has assessed its effectiveness using the components established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Management concluded that we maintained effective internal control over financial reporting as of December 31, 2007.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names of our directors and executive officers, their ages, their offices with us, if any, their principal occupations or employment for the past five years, the length of their tenure as directors and the names of other public companies in which they hold directorships.

Name	Age	Position
Eberhard Schoneburg	51	Chairman of the Board, Chief Executive Officer, President and Treasurer
Ernest Axelbank	29	Chief Technology Officer
Claudia Alsdorf	41	Director
Dr. Gert Hensel	53	Director
Rene Jaeggi	59	Director

Eberhard Schoneburg has been our founder and Chairman of our Board since November 1994. He was Chief Executive Officer from November 1994 to May 1996 and from October 1997 to the present. We were founded in November 1994 as Neurotec International Corp., a wholly-owned subsidiary of Neurotec GmbH, a German multimedia and Internet solutions company owned by Mr. Schoneburg and two corporate investors: a major German retailer and an industrial conglomerate. Neurotec GmbH was part of the Neurotec Group, a group of high tech companies founded in Germany by Mr. Schoneburg in 1993. In 1997, Mr. Schoneburg sold all of his shares in Neurotec GmbH to the remaining stockholders and contemporaneously purchased 100% of the shares of Neurotec International Corp. from Neurotec GmbH. From 1989 to 1994 Mr. Schoneburg was a professor for industrial applications of artificial intelligence at Fachhochschule Furtwangen, Germany. From 1988 to 1993, he was the chairman of the BIT Group, a group of five German high-tech companies which he founded in 1988. Mr. Schoneburg was awarded the First Prize of the Berlin Innovation Award in 1990 for the development of the first European Neural Compiler and again in 1992 for the development of an expert system for detecting chemical hazards for Procter and Gamble. He has published five course books on a wide variety of topics such as computer viruses, neural networks, evolution strategies and genetic programming. Mr. Schoneburg has successfully launched over 20 high tech companies on three continents over the last 20 years.

Ernest Axelbank is our Chief Technology Officer and has been with our company since March 1999. His duties include covering technical details regarding software architecture, software development, network infrastructure and security. He also performs pre-sales and business development activities and liaises with partners and clients with requirements specification and deployment details.

Claudia Alsdorf joined our Board in August 2001. In 1999, Ms. Alsdorf co-founded echtzeit AG where she was principally responsible for the preparation of an initial public offering of echtzeit AG securities on the German Neuer Market exchange, as well as initiating a joint venture with a German retailer for three-dimensional product presentations and online catalogues. In 1996, Ms. Alsdorf founded echtzeit USA in San Francisco, and was mainly responsible for the initiation of operations with United States based companies. In 1995, Ms. Alsdorf co-founded echtzeit Gesellschaft fur mediales Gestalten mbH, a developer of computing environments for e-commerce and communications both on the desktop and for large-scale multi-user Internet environments, with subsidiaries in Berlin, Cologne and Zurich. Ms. Alsdorf is currently a corporate executive at SAP AG, Germany.

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

Rene Jaeggi joined our Board in May 2007. He was the CEO of Adidas AG from 1986 to 1993. After 1993, he was (among other positions) co-owner of Romika GmbH in Germany, Chairman of H.T.M. in Vienna, Chairman of StairMaster in Seattle, Washington and a member of the board of Rutledge Capital based in Greenwich, Connecticut. He is currently on the board of several international companies and Chairman of Flora Eco Power AG in Munich, a public bio energy company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owners of more than ten percent (10%) of our registered stock to file initial reports of ownership and reports of changes in ownership of our shares with the SEC, and to provide copies of such reports to the company.

As to our knowledge, during the fiscal year ended December 31, 2007, our executive officers, directors or beneficial owners of more than ten percent (10%) of our capital shares had duly filed reports on Form 4.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive, financial and accounting officers. Artificial Life, Inc. will provide a copy of its code of ethics, without charge, to any person that requests it. Requests should be addressed in writing to Ms.

Alice Tat, Manager - Finance and Accounting, Artificial Life, Inc., 26/F., 88 Hing Fat Street, Causeway Bay, Hong Kong.

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

ITEM 11.	EXECUTIVE COMPENSATION

The following table provides summary information concerning the compensation earned by our chief executive officers for the fiscal year ended December 31, 2007 and 2006. No other executive officers received compensation from us in excess of $100,000 during those years.

Summary Compensation Table
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option and Warrant Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified deferred compen-sation earnings ($)	All other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Eberhard Schoneburg, Chief Executive Officer Ernest Axelbank Chief Technology Officer Michael Rowan Director	2007 2006 2007 2006 2007 2006	$181,250 $85,000 $100,000 $92,500 $50,000 $12,500	$749,151 $10,000 $8,333 $8,333 $5,000 $2,500	$0 $0 $0 $0 $0 $0	$0 $830,000 $0 $249,000 $0 $249,000	$0 $0 $0 $0 $0 $0	$0 $0 $0 $0 $0 $0	$68,500(1) $24,000(2) $0 $0 $13,000(3) $18,000(3)	$998,901 $949,000 $108,333 $349,833 $68,000 $282,000

(1) Represents housing allowance of $65,500 and director fee of $3,000.

(2) Represents housing allowance.

(3) Represents director fee.

The following table provides information concerning unexercised options and warrants, stock that has not vested, and equity incentive plan awards outstanding as of December 31, 2007.

Outstanding Equity Awards At Fiscal Year-End
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Eberhard Schoneburg CEO Ernest Axelbank CTO Michael Rowan Director	300,000 300,000 700,000 200,000 300,000 200,000 300,000	-0- -0- -0- -0- -0- -0- -0-	-0- -0- -0- -0- -0- -0- -0-	$0.40 $0.83 $0.83 $0.40 $0.83 $0.40 $0.83	4/27/08 12/4/09 12/4/09 4/27/08 12/4/06 4/27/08 12/4/08	-0- -0- -0- -0- -0- -0- -0-	$0 $0 $0 $0 $0 $0 $0	-0- -0- -0- -0- -0- -0- -0-	$0 $0 $0 $0 $0 $0 $0

            The following table provides information concerning compensation paid by us to our directors during the fiscal year ended December 31, 2007.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Gert Hensel	$30,000	$0	$0	$0	$0	$5,500(1)	$35,500
Claudia Alsdorf	$30,000	$0	$0	$0	$0	$5,500(1)	$35,500
Rene Jaeggi	$40,000	$0	$100,000	$0	$0	$8,000(1)	$148,000

(1)   Represents bonus and $3,000 director fee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of February 29, 2008 regarding the beneficial ownership of our common stock by (i) each person that we believe beneficially owns 5% or more of our common stock; (ii) each named executive officer; (iii) each of our directors and each director nominee; and (iv) all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Information regarding ownership of our common stock by our security holders is based, in part, upon our review of Forms 3, 4 and 5, and Schedules 13D and 13G filed with the Securities and Exchange Commission by such persons. Unless otherwise noted, each of the stockholders listed in the table possesses sole voting and investment power with respect to the shares indicated and address of our directors and executive officers is the address of our corporate offices. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person or group. As of February 29, 2008, there were 44,272,888 shares of common stock outstanding.

	Shares Beneficially Owned
Name of Beneficial Owner	Amount	Percent of Class
Eberhard Schoneburg (1)	7,727,604	17.5%
Claudia Alsdorf (2)	455,000	1.0%
Dr. Gert Hensel (3)	455,000	1.0%
Rene Jaeggi (4)	100,000	*
Ernest Axelbank (5)	647,500	1.5%
Aroma Finanz AG (6)	3,233,575	7.3%
Lake Street Fund, L.P. (7)	3,088,232	7.0%
Accelera Ventures Ltd. (8)	2,584,118	5.8%
Accelera Evolution Ltd. (9)	29,000	*
Tong Nguen Khoong (10)	416,666	*
Bukit Kiara Capital Sdn. Bhd (11)	1,500,000	3.4%
Joint Glory International (12)	750,000	1.7%
All current directors and executive officers as a group (5 persons) (13)	9,385,104	21.2%

__________________
*    Less than 1%

(1)	Includes 1,362,500 shares subject to stock options and warrants that are exercisable within 60 days.
(2)	Includes 300,000 shares subject to stock options that are exercisable within 60 days.
(3)	Includes 300,000 shares subject to stock options that are exercisable within 60 days.
(4)	Represents 100,000 shares subject to stock options that are exercisable within 60 days.
(5)	Includes 500,000 shares subject to stock options that are exercisable within 60 days.
(6)	Based on our information for issuance of our securities. Includes 356,250 shares subject to stock warrants that are exercisable within 60 days.
(7)	Based on our information for issuance of our securities. Includes 882,352 shares subject to stock warrants that are exercisable within 60 days.
(8)

Based on information reported by Accelera Ventures Ltd. on Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2008. Includes 29,000 shares beneficially owned by Accelera Evolution Ltd.

(9)	Based on information reported by Accelera Ventures Ltd. on Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2008.
(10)

Based on information reported by Tong Nguen Khoong on Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2008. Does not include 1,500,000 shares beneficially owned by Bukit Kiara Capital Sdn. Bhd. and 750,000 shares beneficially owned by Joint Glory International, entities of which Tong Nguen Khoong is a director.

(11)	Based on information reported by Bukit Kiara Capital Sdn. Bhd. on Schedule 13G filed with the Securities and Exchange Commission on February 14, 2008.
(12)	Based on information reported by Joint Glory International on Schedule 13G filed with the Securities and Exchange Commission on August 9, 2005.
(13)	Includes 2,562,500 shares subject to stock options that are exercisable within 60 days.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2007 about our equity compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	3,065,000	$0.71	28,575,852
Equity compensation plans not approved by security holders	—	—	—
Total	3,065,000	$0.71	28,575,852

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since January 1, 2007, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any member of the immediate family of any of the foregoing individuals has or will have a direct or indirect material interest other than the transactions described below.

Employment Agreements

Under an executive employment Agreement dated July 1, 2006 we have agreed to employ Eberhard Schoneburg as President, Chief Executive Officer and Chairman of the Board. This employment agreement expires on December 31, 2009. This agreement also provides for an initial annual base salary of $120,000, which will increase annually as determined by our Board in increments of at least 25% per year. The employment agreement also provides for a cash bonus equal to 3% of our net profits, a bonus payable in cash or stock equal to 3% of the total price of any merger of the Company with a third party, or acquisition of a majority of the Company’s shares in which transactions Mr. Schoneburg is instrumental in consummating and a bonus payable in cash or stock equal to 3% of the overall increase in the Company’s market capitalization for each fiscal year. However, the bonus for the increase in the Company’s market capitalization the fiscal year ended December 31, 2006 was not paid by the Company, and will not be deemed earned by Mr. Schoneburg, unless and until a change in control of the Company occurs. Moreover, the bonus for the increase in the Company’s market capitalization for fiscal years ended December 31, 2007 and thereafter will not be paid by the Company to the extent that the amount of such bonus exceeds three times the amount of cash and cash equivalents reflected in the Company’s balance sheet as of the end of the fiscal period for which such bonus is determined, in which case the amount of such bonus that the Company will be obligated to pay with respect to such fiscal year will be reduced to the maximum amount that would satisfy the cash requirement and the amount of such excess will not be paid by the Company, and will not be deemed earned by Mr. Schoneburg, unless and until a change in control occurs, in which event such excess amounts, if any, will become immediately due and payable in full. For the year ended December 31, 2007, the Company has recorded a bonus of

$736,651, being 3% of the overall increase in the Company’s market capitalization in 2007, payable to Mr. Schoneburg.

As a result of our history of operating losses, Mr. Schoneburg has not received a bonus in any of our previous fiscal years before 2007. If Mr. Schoneburg’s employment is terminated without cause or if he terminates his employment due to a "constructive termination" (as defined in the agreement), he will be entitled to receive a lump sum payment of equivalent to 18 months of base salary, bonuses and other benefits such as vacation pay and insurance benefits to which he is entitled under the employment agreement. If his employment is terminated in connection with a change of control, Mr. Schoneburg will be entitled to the foregoing termination payments based on a 36 month period. The agreement also contains a non-compete provision for a period of six months following termination of his employment.

Other Transactions

At December 31, 2007, we owed Mr. Schoneburg an aggregate of $751,860. The indebtedness bears interest at a rate of five percent (5%) per year and is unsecured.

Director Independence

Of our four directors, we believe that Claudia Alsdorf and Dr. Gert Hensel are “independent directors” as defined in Rule 4200(a)(15) of the Market Place Rules of the Nasdaq Stock Market and that Eberhard Schoneburg is not an “independent director” as defined in that rule. Ms. Alsdorf and Dr. Hensel are the only members of our audit committee and our compensation committee. We do not have a standing nominating committee or any committees performing similar functions. The entire Board performs the functions of a nominating committee.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

GHP Horwath, P.C. has served as our independent registered public accounting firm since May 1, 2002. All of the services described below were approved by our audit committee prior to performance. The audit committee has determined that the payments made to its independent registered public accounting firm for these services are compatible with maintaining such auditor's independence.

Audit Fees

The aggregate fees for professional services rendered by GHP Horwath, P.C. in connection with its audit of our annual consolidated financial statements in our Form 10-KSB or Form 10-K and the review of our quarterly consolidated financial statements included in our Forms 10-QSB for the fiscal years ended December 31, 2006 and 2007 totaled approximately $58,400 and $94,300, respectively.

Audit-Related Fees

No fees were paid by us for audit related services rendered by GHP Horwath, P.C. for the fiscal years ended December 31, 2006 and 2007.

Tax Fees

Fees of $700 and $0 were paid by us for professional services rendered by GHP Horwath, P.C. for tax compliance matters for the fiscal years ended December 31, 2006 and 2007.

All Other Fees

There were no other fees for other services rendered by GHP Horwath for the fiscal years ended December 31, 2006 and 2007.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this report

1.	Financial Statements

The following consolidated financial statements are included in this report on Form 10-K beginning on page F-1.

•	Consolidated Balance Sheets as of December 31, 2007 and 2006;
•	Consolidated Statements of Operations and Comprehensive Income (Loss) for the Years ended December 31, 2007 and 2006;

•	Consolidated Statements of Changes in Stockholders' Equity for the Years ended December 31, 2007 and 2006;
•	Consolidated Statements of Cash Flows for the Years ended December 31, 2007 and 2006; and
•	Notes to Consolidated Financial Statements.

Our consolidated financial statements and the notes thereto, together with the report of the independent registered public accounting firm on those consolidated financial statements are hereby filed as part of this report, beginning on page F-1.

2.	Financial Statement Schedules

There are no schedules filed because of the absence of conditions under which they are required or because the required information is presented in the consolidated financial statements or the notes thereto.

3.	Exhibits

The exhibits to this report on Form 10-K are listed in the Exhibit Index contained at the end of this report. The Exhibit Index indicates each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARTIFICIAL LIFE, INC.

By: /s/ Eberhard Schoneburg

Eberhard Schoneburg

President and Chief Executive Officer

Dated: March 13, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eberhard Schoneburg Eberhard Schoneburg	President, Chief Executive Officer and Director (Principal Executive Officer, Principal Financial Officer)	March 13, 2008

/s/ Claudia Alsdorf Claudia Alsdorf	Director	March 13, 2008

/s/ Dr. Gert Hensel Dr. Gert Hensel	Director	March 13, 2008

/s/ Rene Jaeggi Rene Jaeggi	Director	March 13, 2008

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-2

Consolidated Statements of Operations and Comprehensive Income (loss) for the Years Ended December 31, 2007 and 2006	F-3

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2007 and 2006	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006	F-5

Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Artificial Life, Inc.

We have audited the accompanying consolidated balance sheets of Artificial Life, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Artificial Life, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ GHP Horwath, P.C.

Denver, Colorado

March 13, 2008

ARTIFICIAL LIFE, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

ASSETS

Current liabilities:

	December 31,	December 31,
	2006	2007
Current assets:
Cash and cash equivalents	$ 1,338,158	$ 6,210,435
Accounts receivable	294,005	5,198,028
Receivable from issuance of common stock	-	224,500
Prepaid expenses and other	-	355,541
Deferred tax asset	-	170,000
Total current assets	1,632,163	12,158,504

Fixed assets	98,796	1,810,978

Prepaid license rights	200,000	591,093
Prepaid expenses, deposits and other assets	332,607	271,137
Deferred tax asset	-	163,130
	532,607	1,025,360

TOTAL ASSETS	$ 2,263,566	$ 14,994,842

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$ 1,414,157	$ 789,166
Accrued expenses	414,167	1,113,585
Note payable to officer/stockholder	222,805	751,860
Notes payable, net of discount of $99,000	-	901,000
Total liabilities (all current)	2,051,129	3,555,611

Commitments and contingency

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding
Common stock, $.01 par value; 130,000,000 shares authorized,
43,905,509 shares issued and outstanding	337,134	439,055
Additional paid-in capital	36,168,126	46,315,296
Notes receivable from stockholders	(19,577)	(19,577)
Accumulated deficit	(36,273,246)	(35,261,429)
Accumulated other comprehensive loss	-	(34,114)
Total stockholders’ equity	212,437	11,439,231
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 2,263,566	$ 14,994,842

See accompanying notes to consolidated financial statements

ARTIFICIAL LIFE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2006 AND 2007

	2006	2007
Revenue:
Software license agreements	$841,334	$5,784,212
Application services and other	15,000	17,000
Total revenues	856,334	5,801,212
Operating expenses:
Engineering and cost of sales	1,330,967	2,113,172
General and administrative	1,625,017	1,492,012
Research and development	341,861	296,283
Sales and marketing	1,045,562	1,853,777
Total operating expenses	4,343,407	5,755,244
(Loss) income from operations	(3,487,073)	45,968
Other income (expense):
Interest income	32,269	19,271
Interest expense	(22,185)	(157,412)
Gain on extinguishment of liabilities	–	685,130
Foreign currency transaction gains (losses) and other	(17,418)	85,730
Gain on value of derivative liability	551,875	–
	544,541	632,719
(Loss) income before income tax	(2,942,532)	678,687
Income tax benefit	-	333,130
Net (loss) income	(2,942,532)	1,011,817
Foreign currency translation adjustment	-	(34,114)
Comprehensive (loss) income	$(2,942,532)	$977,703
Net (loss) income per share:
Basic	$(0.10)	$0.03
Diluted	$(0.10)	$0.03
Weighted average shares outstanding:
Basic	30,801,573	35,977,335
Diluted	30,801,573	40,159,151

See accompanying notes to consolidated financial statements

ARTIFICIAL LIFE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2006 AND 2007

	Common Stock
	Shares	Amount	Additional paid-in capital	Notes receivable from stockholders	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders deficit/equity
Balances at January 1, 2006	27,129,979	$271,299	$30,417,376	$(19,577)	$(33,330,714)	–	$(2,661,616)
Issuance of common stock in private placements	6,006,181	60,062	3,726,838	–	–	–	3,786,900
Issuance of common stock upon conversion of debt	250,000	2,500	197,500	–	–	–	200,000
Common stock issued upon exercise of options	246,333	2,463	96,277	–	–	–	98,740
Common stock issued upon exercise of warrants	81,000	810	33,210	–	–	–	34,020
Reclassification of options and warrants to derivative liabilities	–	–	(1,493,000)	–	–	–	(1,493,000)
Reclassification of options and warrants from derivative liabilities	–	–	1,703,125	–	–	–	1,703,125
Stock-based compensation	–	–	1,486,800	–	–	–	1,486,800

Net loss	–	–	–	–	(2,942,532)	–	(2,942,532)

Balances at December 31, 2006	33,713,493	337,134	36,168,126	(19,577)	(36,273,246)	–	212,437
Issuance of common stock and warrants in private placements, net	4,445,612	44,457	7,194,502	–	–	–	7,238,959
Common stock issued upon exercise of options	5,646,404	56,464	2,381,768	–	–	–	2,438,232
Common stock issued upon purchase of software license	100,000	1,000	249,000	–	–	–	250,000
Stock-based compensation	–	–	123,900	–	–	–	123,900
Warrants issued in
connection with notes payable	–	–	198,000	–	–	–	198,000
Net income	–	–	–	–	1,011,817	–	1,011,817
Other comprehensive loss - foreign currency translation adjustment	–	–	–	–	–	(34,114)	(34,114)

Balances at December 31, 2007	43,905,509	$439,055	$46,315,296	$(19,577)	$(35,261,429)	$(34,114)	$11,439,231

See accompanying notes to consolidated financial statements.

ARTIFICIAL LIFE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006 AND 2007

	2006	2007
Cash flows from operating activities:
Net (loss) income	$(2,942,532)	$1,011,817
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	49,868	259,539
Loss on disposal of fixed assets	2,782	570
Amortization of discount on notes payable	–	99,000
Bad debt expense	75,501	253,674
Foreign currency exchange loss (gain)	15,219	(85,730)
Deferred income tax		(333,130)
Interest expense accrued on advances from officer / stockholder	20,693	7,019
Stock-based compensation	1,486,800	123,900
Gain on value of derivative liability	(551,875)	–
Gain on extinguishment of liabilities	–	(685,130)
Salary / bonus accrued to officer / stockholder	26,923	736,651
Changes in operating assets and liabilities:
Increase in accounts receivable	(236,544)	(5,157,332)
Increase in prepaid license rights	(200,000)	(144,384)
Increase in prepaid expenses, deposits and other assets	(291,370)	(281,571)
Increase (decrease) in accounts payable and accrued expenses	7,481	791,029
Net cash used in operating activities	(2,537,054)	(3,404,078)

Cash flows from investing activities:
Purchases of fixed assets	(113,376)	(1,956,500)
Cash paid for intangible assets	-	(25,000)
Net cash used in investing activities	(113,376)	(1,981,500)

Cash flows from financing activities:
Net proceeds from issuance of common stock	3,919,660	9,452,691
Proceeds from notes payable and warrants	–	1,000,000
Advances from officer / stockholder	12,687	–
Repayment of note payable—officer / stockholder	(166,979)	(214,615)
Repayment of short-term loan payable to stockholder	(88,000)	–
Net cash provided by financing activities	3,677,368	10,238,076

Net increase in cash and cash equivalents	1,026,938	4,852,498
Cash and cash equivalents at beginning of period	311,220	1,338,158
Effect of exchange rate changes on cash and cash equivalents	-	19,779
Cash and cash equivalents at end of period	$1,338,158	$6,210,435

Supplemental disclosure of cash flow information:
Interest paid	$38,697	$–

Supplemental disclosure of non-cash financing activities:
Common stock issuance for partial payment of software license purchase	$-	$250,000

Receivable from issuance of common stock	$-	$224,500

Related party debt converted to common stock	$200,000	$-

Reclassification of options and warrants as derivative liabilities	$1,493,000	$-

Reclassification of options and warrants from derivative liabilities	$1,703,125	$-

See accompanying notes to consolidated financial statements

ARTIFICIAL LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2007

1.	Organization, Nature of Operations, and Management’s Plans:

Organization and Nature of Operations

Artificial Life, Inc. (”Artificial Life“), a Delaware Corporation (with its executive offices located in Hong Kong) and its wholly-owned subsidiaries (collectively referred to as the ”Company“) develop, support and market software and games for mobile phones and devices. Artificial Life’s wholly-owned subsidiaries include the following:

Artificial Life Asia Limited; supports Artificial Life in its customer service and marketing efforts in Asian markets

Artificial Life Europe GmbH, located in Berlin, Germany; formed in January 2007 to concentrate on customer service and support activities and sales and marketing expansion in European, Middle Eastern and African (EMEA) markets

Artificial Life Japan Ltd., located in Tokyo, Japan; acquired by the Company in July 2007 for sales and marketing expansion in Japanese markets; the acquisition cost of $25,000 was allocated to the only assets acquired, consisting of intangible assets (presented in other assets on the consolidated balance sheet) which are amortized over a one-year period

Artificial Life Ventures, Inc., Artificial Life USA, Inc., and Artificial Life Mobile Computing, Inc.; all currently non-operating, inactive subsidiaries

All significant intercompany accounts and transactions have been eliminated in consolidation.

Management’s Plans

During 2007, the Company used net cash in operating activities of approximately $3.4 million. In addition, the Company has an accumulated deficit of approximately $35.3 million at December 31, 2007. However, the Company did report net income of approximately $1 million for 2007, and has a working capital surplus of approximately $8.6 million at December 31, 2007, partially as a result of a December 2007 private placement of equity securities (Note 7). Management believes that the proceeds from this December 2007 private placement, as well as additional issuances of securities, along with cash flows expected to be generated from 2008 operations, will be sufficient to fund the Company’s operations and working capital needs through December 2008.

2.	Summary of Significant Accounting Policies:

Management Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

ARTIFICIAL LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2007

Cash Equivalents

Cash equivalents consist of short-term investments with original maturities of three months or less when purchased. The Company maintains its cash and cash equivalents in checking, savings and money market accounts.

Long Lived Assets

Fixed assets are stated at cost. Depreciation and amortization is provided on the straight-line basis over the estimated useful lives of the respective assets (two to three years). Expenditures for maintenance, repairs and minor renewals are charged to expense as incurred. Betterments and major renewals are added to the fixed asset accounts at cost.

Management reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of their carrying amounts to future net cash flows expected to be generated from the operation and sale of the long-lived assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount in which the carrying amount of the long-lived assets exceeds their fair values. At December 31, 2006 and 2007, management believes that no impairment has occurred.

Revenue Recognition

The Company generates revenues from the following sources.

(a)	Software agreements from the licensing of the Company’s software

(b)	Fees from mobile products sold to end users via telecommunications operators and carriers

(c)	Application, consulting and implementation services

Revenues from the licensing of the Company’s software are accounted for in accordance with the American Institute of Certified Public Accountants (”AICPA“) Statement of Position (”SOP“) 97-2, Software Revenue Recognition. Software agreements may include multiple elements. Fees are allocated to the various elements based on vendor-specific objective evidence (”VSOE“) of fair value and the portion of the fees allocated to each element is recognized as revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. If VSOE does not exist for the allocation of revenues to the various elements of the arrangement, all revenues from the arrangement are deferred until the earlier of (1) when VSOE exists, or (2) when all elements of the arrangement have been delivered. Historically, the majority of our software agreements have not included multiple elements nor has the Company had any continuing obligations or involvement under the agreements. In accordance with SOP 97-2, revenues from such licensing agreements have been recognized at the time the licenses were granted.

Revenues from entertainment products, games and technologies used in mobile phones are recognized net in accordance with Emerging Issues Task Force (”EITF“) issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Recognition is net as (1) the Company is not the primary obligor in the arrangements (2) the amount the Company earns is fixed (the download rate), and (3) the telecommunications carrier and the Company both have credit risk. Revenues are recognized only after the applications have been downloaded by mobile users from the carriers and such downloads have been charged by carriers to end users and these charges are supported by statements received from the carriers.

ARTIFICIAL LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2007

Revenues from application, consulting and implementation services are recognized as services are performed.

There are no significant future costs associated with any of the Company’s revenue transactions. Development costs which are not required to be capitalized, primarily marketing and installation costs, are charged to earnings as incurred.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company extends credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Management determined that no allowance for doubtful accounts receivable was necessary at December 2006 and 2007.

In 2006, 47% of total revenues were generated from three European companies, 30% from one South African company, 12% from one U.S. company and 11% from four Asian companies.

In 2007, 79% of total revenues were generated from two European companies, 16% from two South African companies and 5% from U.S. and Asian companies. At December 31, 2007, the Company has 45 customers, of which four major customers accounted for 95% of total revenue in 2007: customer A, 52%; customers B, 27%; customer C, 10%; and customer D, 6%. Customers A and B accounted for 57% and 30% of total accounts receivable at December 31, 2007.

Computation of Net Income (Loss) Per Share

Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period and the weighted average dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and upon the conversion of convertible promissory notes (using the Treasury Stock method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

For the year ended December 31, 2006, in which a net loss was incurred, only the weighted average number of common shares was used to compute the diluted loss per share, as the inclusion of potential common shares would be anti-dilutive, and therefore, basic and diluted earnings per share were the same. For the year ended December 31, 2007, the calculation of basic and diluted earnings per share is follows:

Weighted average shares outstanding - basic	35,977,335
Dilutive securities:
Stock options	2,444,588
Warrants	1,737,228
Shares used in dilutive per share calculation	40,159,151

Stock-Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified prospective method.

ARTIFICIAL LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2007

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

Financial Instruments

The carrying amount of the Company’s cash and cash equivalents (including cash held in escrow), accounts receivable, and accounts payable approximate fair value due to their short-term maturities. The carrying value of the Company’s notes payable to non-related parties approximates fair value, as management believes that the effective interest rates are comparable to market rates available to the Company. The fair value of the note payable to officer/shareholder cannot be determined due to the related party nature of the underlying transactions.

Derivatives

The Company follows the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133”) along with related interpretations EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”) and EITF No. 05-2, The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19 (“EITF 05-2”). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. The Company values these derivative securities under the fair value method at the end of each reporting period, and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings. The Company continues to revalue these instruments each quarter to reflect their current value in light of the current market price of the Company common stock. The Company utilizes the Black-Scholes option-pricing model to determine fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instruments expected remaining life. These assumptions require significant management judgment.

Research and Development

Research and development costs are charged to operations as incurred.

Foreign Currency Translation

The functional currency of Artificial Life Europe GmbH is the Euro and the functional currency of Artificial Life Japan Ltd. is the Yen. These entities’ assets and liabilities have been translated at exchange rates at the balance sheet date, and revenues and expenses have been translated at average exchange rates during the reporting period, while stockholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are included in other comprehensive income (loss), a component of stockholders’ equity. Foreign currency transaction gains and losses are included in determining net (loss) income.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which becomes effective for fiscal periods beginning after December 15, 2008. SFAS No. 141(R) requires all business combinations completed after the effective

ARTIFICIAL LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2007

date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”) which becomes effective for fiscal periods beginning after December 15, 2008. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure on the face of the consolidated statement of net income, the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement does not require any new fair value measurements but provides guidance on how to measure fair value and clarifies the definition of fair value under accounting principles generally accepted in the United States of America. This statement also requires new disclosures about the extent to which fair value measurements in financial statements are based on quoted market prices, market-corroborated inputs, or unobservable inputs that are based on management’s judgments and estimates. The statement is effective for fiscal years beginning after November 15, 2007. The statement will be applied prospectively by the Company for any fair value measurements that arise after the date of adoption.

In February 2007, the FASB issued SFAS No. 159, Fair Value for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115. This statement permits entities to choose to measure eligible items at fair value at specified election dates. The statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Management is evaluating the impact this standard may have on the Company’s consolidated operating results and financial position upon adoption.

Reclassifications
Certain amounts reported in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation.

3. License Rights:

In October 2006, the Company entered into a two-year licensing agreement for the right to develop games based on television programs. The Company paid $200,000 for the license rights in October 2006, $400,000 in January 2007 and $500,000 in January 2008. The Company and the licensor share revenues from the sale of mobile games to end users. Amounts paid by the Company for the license rights are recoupable by the Company as a credit against future revenue share payable to the licensor.

As of December 31, 2007, the Company has entered into an agreement to acquire the license rights for an interactive mobile medical application. Under the non-exclusive license agreement, the Company will be able to resell, sublicense, localize and market the application in China, Hong Kong, Taiwan, Japan and South East Asia. Upon acquisition of the license rights, the Company is to pay a non-refundable license fee of approximately $1.2 million and is to pay additional contingent amounts based on future revenues from the sale of the application to end-users. In January 2008, the Company acquired the license rights and paid the $1.2 million fee.

4. Fixed Assets:

Fixed assets consist of the following at December 31, 2006 and 2007:

	December 31, 2006	December 31, 2007
Office equipment	$28,209	$101,496
Office furniture	91,949	117,318
Computer equipment	95,363	206,675
Computer software and licenses	-	1,748,000
	215,521	2,173,489
Less accumulated depreciation	(116,725)	(362,511)
	$98,796	$1,810,978

ARTIFICIAL LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2007

Of the total fixed assets at December 31, 2007, approximately $1,020,000, $788,000, and $2,000 are located in Hong Kong, Germany and Japan, respectively. Depreciation expense for the years ended December 31, 2006 and 2007, was approximately $51,000 and $247,000, respectively.

5. Notes Payable and Extinguishment of Liabilities:

On June 30, 2007, the Company issued promissory notes to two non-related party stockholders for an aggregate principal amount of $1,000,000. These notes are unsecured, bear an annual interest rate of 10%, and originally matured on December 31, 2007, but were extended until June 2008 (The “Maturity Date”). The holders may convert the notes and any unpaid interest accumulated thereon only after the Maturity Date into shares of common stock at a conversion price of $2.50 per share. Because these notes are convertible only if the Company does not pay the debt, these notes were determined to have a contingent beneficial conversion feature valued at approximately $520,000, which will only be recorded should the Company not pay the notes.

These notes were issued along with warrants to purchase 300,000 shares of the Company’s common stock at $3.00 per share. These warrants have a three-year term, and the relative fair value of the warrants is $198,000, based on a Black-Scholes analysis and an evaluation of market rates of interest for similar debt instruments. As a result, a discount of $198,000 was applied against the note principal, which is being amortized to interest expense over the term of the debt. The effective interest rate on these notes is approximately 30%.

In the fourth quarter of 2007, the Company determined that payables incurred in 2001 in connection with the Company’s former US operations had been legally released. Accordingly, the Company recorded a gain on extinguishment of liabilities of approximately $685,000.

6. Related Party Transactions:

The Company has a revolving note payable to its chief executive officer for advances made to the Company, as well as deferred salary and bonus. The note bear interest at 5%, and is unsecured and repayable when sufficient funds are determined by the board of directors to be available. Activity on the note payable during the years ended December 31, 2006 and 2007, is as follows:

	2006	2007
Beginning balance	$529,481	$222,805
Advances received	12,687	–
Conversion of payable to common stock	(200,000)	–
Repayments	(166,979)	(214,615)
Accrued salary and bonus	26,923	736,651
Accrued interest	20,693	7,019

Ending balance	$222,805	$751,860

At December 31, 2006 and 2007, notes receivable from stockholders of $19,577 are due in connection with the exercise of options in 2000, and therefore have been presented as a reduction to stockholders’ equity.

In 2006, the Company repaid in full the amount of $88,000 borrowed from a stockholder under short-term loan agreements.

ARTIFICIAL LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2007

7.	Stockholders’ Equity:

Common Stock

2006 transactions

In 2006, the Company sold 5,946,181 shares of common stock in private placements and paid commissions of 60,000 shares and $61,000 in cash. The total proceeds to the Company were $3,786,900.

In 2006, the Company issued 250,000 shares of common stock to its chief executive officer upon the conversion of $200,000 of debt. The conversion rate was determined based on the share price received in concurrent private placement transactions.

In 2006, the Company also issued 327,333 shares of common stock upon the exercise of options and warrants; total proceeds to the Company were $132,760.

2007 transactions

In 2007, the Company sold 4,445,612 shares of common stock in private placements and paid commissions of warrants to purchase 265,517 shares of common stock and $552,000 in costs, of which approximately $498,000 is recorded as a payable at December 31, 2007. Total proceeds to the Company were $7,014,459 through December 31, 2007, and a receivable of $224,500 was recorded at December 31, 2007, which was collected in January 2008.

In 2007, the Company issued 5,646,404 shares of common stock upon the exercise of options; total proceeds to the Company were $2,438,232.

In 2007, the Company also issued 100,000 shares of common stock at $2.50 per share (the market price of the common stock at the date of the transaction) in connection with the purchase of a software license.

Transactions subsequent to year end

In February 2008, the Company issued 367,379 shares of common stock upon the exercise of options; total proceeds to the Company were $70,000.

Stock Option Plan

The Company maintains a 1998 Equity Incentive Plan (the “Plan”), as amended, which provides for the issuance of both non-statutory and incentive stock options to employees, officers, directors and consultants of the Company. The Company has reserved 40 million shares of common stock for issuance under the Plan.

In December 2006, the Company granted options to certain employees and directors to purchase 2,100,000 shares of common stock at an exercise price of $0.83 per share. These options have a two-year term and vested immediately. Stock-based compensation expense recognized in 2006 was $1,115,100.

In 2007, the Company granted an option to a director to purchase 100,000 shares of common stock at an exercise price of $2.00 per share. This option has a three-year term and vested immediately. Total stock-based compensation recognized during the year ended December 31, 2007, was $123,900.

ARTIFICIAL LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2007

The Company used a Black-Scholes option pricing method to determine fair value of options at the date of grant using the following weighted average assumptions for 2006 and 2007:

	2006	2007
Risk free interest rate	4.87%	4.98%
Dividend yield	None	None
Expected life of options in years	1.5	1.5
Expected volatility	145%	139%

The expected volatility was based on the historical price volatility of the Company’s common stock. The dividend yield represents the Company’s anticipated cash dividend on common stock over the expected life of the stock options. The Company utilized the U.S. Treasury bill rate for the expected life of the stock options to determine the risk-free interest rate. The expected term of stock options represents the period of time that the stock options granted are expected to be outstanding based on management’s estimation. The expected life used by management approximates that as calculated by the guidance of SEC Staff Accounting Bulletin No 107, “Share-Based Payment” for “plain-vanilla” options.

During 2006, options to acquire 246,333 shares of common stock, with an intrinsic value of approximately $280,600, were exercised for $98,740 and options to acquire 1,340,000 shares of common stock expired.

During 2007, Plan options to acquire 2,555,356 shares of common stock, with an intrinsic value of approximately $3,395,000, were exercised, primarily on a cash-less basis, for $390,773.

A summary of the status of the Company’s stock options under the Plan as of December 31, 2006 and 2007, and the changes during the years then ended is presented below:

	2006		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	5,441,689	$0.56	5,955,356	$0.67
Granted	2,100,000	0.83	100,000	2.00
Exercised	(246,333)	0.40	(2,555,356)	0.67
Cancelled or expired	(1,340,000)	0.50	(435,000)	0.73
Outstanding at end of year	5,955,356	$0.67	3,065,000	$0.71
Options exercisable at end of year	5,955,356		3,065,000

There are 3,065,000 options outstanding and exercisable under the plan at December 31, 2007; they have an intrinsic value of approximately $3,570,700 and $3,963,500 at December 31, 2006 and 2007, respectively. The exercise prices of these options range from $0.40 to $2.00 per share, they have a weighted average remaining contractual life of 1.4 years, and a weighted average exercise price of $0.71 per share.

Other Stock Options

In 2006, in connection with the sale of common stock, the Company granted investors options to purchase 1,854,405 shares of common stock at exercise prices of $0.70-$1.00 per share and granted options to purchase 200,000 shares of common stock with an exercise price of $0.70 per share to individuals as

ARTIFICIAL LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2007

commission for raising capital. These options vested immediately and expired on various dates through February 2008.

A summary of the status of the Company’s other options issued as of December 31, 2006 and 2007, and the changes during the years then ended is presented below:

	2006		2007
	Other Options	Weighted Average exercise price	Other Options	Weighted Average exercise price
Outstanding at beginning of year Issued	$3,337,700 2,054,405	$0.49 0.90	4,842,105 -	$0.65 -
Exercised	-	-	(4,280,060)	0.64
Expired/canceled	(550,000)	0.50	-	-
Outstanding at end of year	4,842,105	$0.65	562,045	$0.71

During 2007, options to purchase 4,280,060 shares of common stock were exercised, in part on a cash-less basis for $2,047,459. All other stock options outstanding are exercisable as of December 31, 2007, have exercise prices ranging from $0.70 to $1.50, and have a weighted average remaining contractual life of approximately 0.2 year.

Warrants

2006 transactions

In 2006, in connection with the sale of common stock, the Company granted eight investors warrants to purchase 1,227,500 shares of common stock and granted an individual a warrant to purchase 150,000 shares of common stock as commission for raising funds. These warrants were issued with an exercise price of $1.20 a share, have a two-year term and vested immediately.

Also in 2006, in connection with the issuance of common stock, the Company granted its chief executive officer warrants to purchase 62,500 shares of common stock. The warrants were issued with an exercise price of $1.20 a share, have a two-year term and vested immediately.

In addition, the Company granted its chief executive officer warrants to purchase 700,000 shares of common stock. The warrants were issued with an exercise price of $0.83 a share, have a three-year term and vested immediately. Stock-based compensation expense related to these warrants was $371,700.

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

During 2006, 81,000 warrants with an intrinsic value of approximately $25,000, were exercised.

ARTIFICIAL LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2007

2007 transactions

In 2007, in connection with the sale of common stock, the Company granted investors warrants to purchase 432,500 shares of common stock at an exercise price of $3.00 per share. The warrants expire on various dates through May 2009 and vested immediately.

Also in 2007, in connection with the sale of common stock, the Company granted investors warrants to purchase 1,546,039 shares of common stock at an exercise price of $1.50 per share. These warrants expire on various dates through December 2010 and vested immediately. In connection with this transaction, the Company also issued warrants to purchase 265,517 shares of common stock an at exercise price of $2.00 per share, with a three-year term and which vest on July 1, 2008.

A summary of the status of the Company’s warrants as of December 31, 2006 and 2007, and the changes during the years then ended is presented below:

	2006		2007
	Warrants	Weighted Average exercise price	Warrants	Weighted Average exercise price
Outstanding at beginning of year Issued	281,000 2,140,000	$0.41 0.40	2,340,000 2,244,056	$1.02 1.85
Exercised	(81,000)	0.42	–	–
Expired/canceled	–	–	–	–
Outstanding at end of year	2,340,000	$1.02	4,584,056	$1.43

At December 31, 2007 , 4,584,056 and 4,318,539 warrants are outstanding and exercisable, respectively, and have a weighted average remaining contractual life of approximately two years. At December 31, 2006 and 2007, outstanding compensatory warrants had an intrinsic value of approximately $860,000 and $1,189,000, respectively.

8. Derivative Stock Option and Warrant Liability:

At January 2006 and through June 30, 2006, the Company had issued a total of 30,952,160 shares of common stock and exceeded its authorized capital. In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the Company recorded a partial reclassification of outstanding and exercisable options and warrants issuable to non-employees as derivatives. The Company elected to reclassify options and warrants with the latest maturity date first. During 2006, options and warrants to non-employees with a fair value of $1,493,000, respectively, were reclassified as derivatives. During the year ended December 31, 2006, a gain of $551,875 on the fair value of derivatives was recognized.

In September 2006, the number of authorized shares of common stock was increased from 30 million to 130 million shares. As a result, options and warrants, classified as derivatives with a then fair value of $1,703,125, were reclassified to equity.

ARTIFICIAL LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2007

9. Income Taxes:

Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A deferred tax asset is recorded for any net operating loss, capital loss and tax credit carry forward for income tax purposes, to the extent their realization is more likely than not. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

In January 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). The Company’s policy is to recognize interest and penalties accrued on unrecognized tax benefits, if any, as a component of income tax expense. As of the date of the adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year. There were no unrecognized tax benefits, and there was no effect on the Company’s financial position or results of operations as a result of implementing FIN 48.

The Company files income tax returns in the US federal jurisdiction and various State and foreign jurisdictions. The Company is no longer subject to US Federal tax examinations for years before 2004, and State and foreign jurisdictions that remain subject to examination range from 2001 to 2006. Management does not believe there will be any material changes in unrecognized tax positions over the next year.

Pre-tax losses from operations for the year ended December 31, 2006, were generated only in Hong Kong. In 2007, pre-tax losses were generated in Japan and Germany, and pre-tax income was generated in Hong Kong. It is management’s intention to reinvest all income earned, outside the United States. Accordingly, no U.S. corporate income taxes have been provided in the consolidated financial statements. At December 31, 2007, the Company had federal net operating loss carry forwards of approximately $24 million for U.S. income tax purposes, expiring through 2022. These net operating loss (“NOL”) carry forwards may be subject to annual limitations based on ownership changes in the Company’s common stock, as provided by in Section 382 of the Internal Revenue Code. At December 31, 2007, the Company had Hong Kong NOL’S of approximately $4.2 million that may be carried forward indefinitely, German NOL’s of approximately $872,000, and Japan NOL’s of approximately $144,500 expiring through 2014. The reconciliation between actual income tax benefit and expected income tax (benefit) expense computed by applying the U.S. federal income tax rate of 34% to loss before income taxes is as follows:

	Year Ended December 31, 2006	Year Ended December 31, 2007
Expected income tax (benefit) expense	$(1,000,500)	$230,700
Effect of foreign subsidiaries’ income tax rates	485,600	(260,230)
Expiration of US State NOL’s and US Federal and State R&D credits	3,734,400
Change in valuation allowance on deferred tax assets	(3,219,500)	(303,600)
Income tax benefit	$–	$(333,130)

ARTIFICIAL LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2007

The tax effects of temporary differences that give rise to the deferred tax assets at December 31, 2006 and 2007, are presented below:

	2006	2007
Deferred tax assets:
U.S. Federal NOL’s	$8,291,400	$8,291,400
Hong Kong NOL’s	1,039,500	735,900
Germany NOL’s	–	271,475
Japan NOL’s	–	61,655
	9,330,900	9,360,430
Valuation allowance	(9,330,900)	(9,027,300)
Net deferred tax assets	$–	$333,130

At December 31, 2007, the Company has a deferred tax asset of approximately $333,000 (of which $170,000 represents a current asset). The recognition of this asset was based on the financial results of the Company’s Hong Kong 2007 operations and the estimated budgeted financial results for 2008. If future taxable income is less than the amount that has been assumed in determining the deferred tax asset, an increase in the valuation allowance may be required with a corresponding charge against income. If future taxable income exceeds the level that has been assumed in calculating the deferred tax asset, the valuation allowance could be reduced with a corresponding credit to income.

Upon distribution of earnings in the form of dividends or otherwise, the Company would be subject to U.S. income taxes. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

10. Commitments and Contingencies:

Leases

The Company lease office space in Hong Kong under a non-cancellable operating lease that expires in December 2009. In 2008, the Company began leasing additional space under this lease, which now requires total monthly lease payments of approximately $26,400.

In February 2007, the Company began leasing an office in Berlin, Germany, which serves as the Company’s new headquarters for European operations. This lease expires in February 2012 and provides for rent expense of $7,200 per month with annual increases of approximately $1,300 per month.

In July 2007, the Company began leasing space in Tokyo, Japan. The Company pays $2,500 per month under this lease, which expires in June 2008.

Total rent expense for the years ended December 31, 2006 and 2007, was approximately $124,000 and $236,000, respectively. Future minimum lease payments are as follows:

Year ending December 31,	Amount
2008	$332,500
2009	365,500
2010	121,000
2011	121,000
2012	20,000
$960,000

ARTIFICIAL LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2007

Employment Contract

In July 2006, the Company entered into an executive employment agreement with its President and Chief Executive Officer/Chairman of the Board. This agreement expires in December 2009, and provides for an initial annual base salary of $120,000, which is to increase annually as determined by the Board of Directors in increments of at least 25% per year. This agreement also provides for a cash bonus equal to 3% of net profits and a bonus payable in cash or stock equal to 3% of the total price of any merger of the Company with a third party or the acquisition of a majority of the Company’s shares in which the CEO is instrumental. The agreement further provides for a bonus payable in cash or stock equal to 3% of the overall increase in the Company’s market capitalization for each fiscal year payable only upon a change in control of the Company, and for 2007 and subsequent years, cannot exceed the Company’s cash requirement, as defined. The agreement also includes severance payments (under certain conditions) of one and a half to three years salary as well as a non-compete provision for a period of six months following termination of the CEO’s employment.

Contingency

In connection with claims for unpaid wages and vacation pay made by former employees of the Company’s former United States operations, the Company had accrued $108,000 representing the potential liability for these asserted claims with respect to this matter, as confirmed by an Administrative Law Magistrate. In October 2006, the Company and the former employees, except the former CFO, signed a settlement agreement and general release under which the Company paid $105,000. The Company has accrued $165,000 (including costs) in connection with the claims made by the former CFO, and this amount was allowed by the courts in a January 2008 motion to reach and apply. The Company has only agreed to place this amount in an escrow account, subject to the terms of an escrow agreement between the parties. The amount can only be released upon approval of the Company or upon final judgment with no further appeal.

From time to time, legal proceedings or disputes arise in the normal course of business. The Company monitors and reviews these matters and maintains accruals where appropriate.

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
10.4
Amendment to Employment Agreement, dated March 28, 2007, between the Registrant and Eberhard Schoneburg (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-KSB filed on April 2, 2007)

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-KSB filed on April 2, 2007)
21.1**	List of Subsidiaries
23.1**	Consent of GHP Horwath, P.C.
31.1**	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description
31.2**	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

* Management Contract

** Filed herewith

*** Furnished herewith