Form 10-Q
period 2008-03-31
ARTIFICIAL LIFE INC
filed 2008-04-29
CIK 1070361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________

Commission file number 000-25075

ARTIFICIAL LIFE, INC.

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of organization)	04-3253298 (I.R.S. Employer incorporation or Identification No.)

Artificial Life, Inc.

26/F., 88 Hing Fat Street

Causeway Bay

Hong Kong

(Address of principal executive offices)

(+852) 3102 2800

Issuer's telephone number

Not Applicable

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares of each of the Issuer's classes of common equity, as of the latest practicable date:

As of April 25, 2008 there were 45,350,148 shares of Common Stock, $.01 par value per share, outstanding.

ARTIFICIAL LIFE, INC.

INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE

QUARTER ENDED MARCH 31, 2008

PAGE

PART I-FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2008 (unaudited) and December 31, 2007	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the

Three Months Ended March 31, 2008 and 2007 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended

March 31, 2008 and 2007 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2 – Management’s Discussion and Analysis or Plan of Operations	8

Item 3 – Quantitative and Qualitative Disclosure About Market Risk	11

Item 4 – Controls and Procedures	12

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	13

Item 1A – Risk Factors	13

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3 – Defaults Upon Senior Securities	13

Item 4 – Submission of Matters to a Vote of Security Holders	13

Item 5 – Other Information	14

Item 6 – Exhibits	14

Signatures	15

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTIFICIAL LIFE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2008 AND DECEMBER 31, 2007

ASSETS

	March 31, 2008	December 31, 2007
	(unaudited)
Current assets:
Cash and cash equivalents	$3,160,469	$6,210,435
Restricted cash	165,000	—
Accounts receivable	5,645,238	5,198,028
Receivable from issuance of common stock	—	224,500
Prepaid expenses and other	561,972	355,541
Deferred tax asset	207,575	170,000
Total current assets	9,740,254	12,158,504

Fixed assets	2,799,504	1,810,978

Prepaid license rights	1,091,093	591,093
Prepaid expenses, deposits and other assets	2,938,189	271,137
Deferred tax asset	—	163,130
	4,029,282	1,025,360
TOTAL ASSETS	$16,569,040	$14,994,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$664,304	$789,166
Accrued expenses	351,112	1,113,585
Note payable to officer/stockholder	589,684	751,860
Notes payable, net of discount of $49,500 (2008); $99,000 (2007)	950,500	901,000
Total liabilities (all current)	2,555,600	3,555,611
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 130,000,000 shares authorized, 44,502,300 shares issued and outstanding as of March 31, 2008 and 43,905,509 shares issued and outstanding as of December 31, 2007	445,023	439,055
Additional paid-in capital	46,352,405	46,315,296
Notes receivable from stockholders	(19,577)	(19,577)
Accumulated deficit	(32,767,844)	(35,261,429)
Other comprehensive gain	3,433	(34,114)
Total stockholders’ equity	14,013,440	11,439,231
	$16,569,040	$14,994,842
See accompanying notes to unaudited condensed consolidated financial statements.

ARTIFICIAL LIFE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three-month Period Ended March 31,
	2008	2007
Revenues:
Software license agreements	$4,118,377	$365,688
Application services and other	6,627	—
	4,125,004	365,688
Operating expenses:
General and administrative	446,932	278,807
Engineering and cost of sales	646,060	283,961
Research and development	78,657	53,639
Sales and marketing	422,635	293,114
Total operating expenses	1,594,284	909,521

Income (loss) from operations	2,530,720	(543,833)

Other income (expenses):
Interest (expense) income, net	(80,557)	6,276
Foreign currency transaction gains and other	168,977	5,513
	88,420	11,789

Income (loss) before income tax	2,619,140	(532,044)
Income tax expense	125,555	—

Net income (loss)	2,493,585	(532,044)
Foreign currency translation adjustment	37,547	—

Comprehensive income (loss)	$2,531,132	$(532,044)

Net income (loss) per share:
Basic	$0.06	$(0.02)
Diluted	$0.05	$(0.02)

Weighted average shares outstanding:
Basic	44,066,977	34,177,320
Diluted	46,795,329	34,177,320

See accompanying notes to unaudited condensed consolidated financial statements.

ARTIFICIAL LIFE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three-month Period Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$2,493,585	$(532,044)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	214,762	11,892
Loss on disposal of fixed assets	—	877
Deferred income tax expense	125,555	—
Amortization of discount on notes payable	49,500	—
Foreign currency exchange gain	(167,933)	—
Interest expense accrued on advances from officer / stockholder	7,727	2,640
Bonus accrued to officer / stockholder	20,361	—
Changes in operating assets and liabilities:
Increase in restricted cash	(165,000)	—
Increase in accounts receivable	(318,584)	(320,107)
Increase in prepaid license rights	(500,000)	(400,000)
Increase in prepaid expenses, deposits and other assets	(2,876,116)	(57,151)
(Decrease) increase in accounts payable and accrued expenses	(920,004)	37,482
Net cash used in operating activities	(2,036,147)	(1,256,411)

Cash flows from investing activities:
Purchase of fixed assets	(1,133,133)	(58,459)
Net cash used in investing activities	(1,133,133)	(58,459)

Cash flows from financing activities:
Net proceeds from issuance of common stock	267,577	880,272
Repayment of note payable to officer / stockholder	(190,264)	(16,094)
Net cash provided by financing activities	77,313	864,178

Net decrease in cash and cash equivalents	(3,091,967)	(450,692)
Cash and cash equivalents at beginning of period	6,210,435	1,338,158
Effect of exchange rate changes on cash and cash equivalents	42,001	—
Cash and cash equivalents at end of period	$3,160,469	$877,466

See accompanying notes to unaudited condensed consolidated financial statements.

ARTIFICIAL LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Artificial Life, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statement presentation. The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiaries: Artificial Life Ventures, Inc. (“Artificial Life Ventures”), Artificial Life USA, Inc. (“Artificial Life USA”), Artificial Life Mobile Computing, Inc. (“Artificial Life Mobile Computing”), Artificial Life Asia Limited (“Artificial Life Asia”), Artificial Life Europe GmbH (“Artificial Life Europe”) and Artificial Life Japan Ltd (“Artificial Life Japan”). All significant inter-company balances and transactions have been eliminated in consolidation.

Operating results for the three months ended March 31, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008. Amounts at December 31, 2007, are derived from the Company’s audited consolidated financial statements. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company’s annual Report on Form 10-K for the year ended December 31, 2007.

The financial information included in this report has been prepared in conformity with the accounting policies reflected in the financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Recently adopted accounting standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (“fair value option”). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. SFAS 159 was effective for the Company on January 1, 2008. The Company did not apply the fair value option to any of its outstanding instruments and therefore, SFAS 159 did not have an impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for the Company on January 1, 2008 for all financial assets and liabilities. For all nonfinancial assets and liabilities, SFAS 157 is effective for the Company on January 1, 2009. As it relates to the Company’s financial assets and liabilities, the adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements. The Company is still in the process of evaluating the impact that SFAS 157 will have on its nonfinancial assets and liabilities.

2.	STOCK BASED COMPENSATION

At January 1, 2008, all outstanding options were fully vested. There were no stock options issued during the 3-month periods ended March 31, 2008 or 2007.

At March 31, 2008, the Company had outstanding and exercisable options to purchase 3,065,000 shares of common stock under the Plan, issued to employees as follows:

Outstanding and exercisable options issued to employees	3,065,000
Weighted average exercise price	$0.75
Aggregate intrinsic value	$2,648,500
Weighted average remaining contractual term	1.3 years

At March 31, 2008, the Company had outstanding and exercisable, warrants to purchase 962,500 shares of common stock issued to employees as follows:

Outstanding and exercisable warrants issued to employees	962,500
Weighted average exercise price	$0.76
Aggregate intrinsic value	$804,000
Weighted average remaining contractual term	1.27 years

3.	CUSTOMER CONCENTRATION

At March 31, 2008 and at December 31, 2007, the Company has 45 customers, mostly telecom operators or carriers and resellers. Three customers accounted for 97% of total accounts receivable, one accounted for approximately 51%, one accounted for approximately 28% and one accounted for approximately 18%. For the three-month period ended March 31, 2008, the Company had one customer which represented approximately 70% of the Company’s sales. For the three-month period ended March 31, 2007, the Company had one customer which represented approximately 96% of the Company’s sales.

4.	NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding for the three month periods ended March 31, 2008 and 2007. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the three months ended March 31, 2007, the basic and diluted net loss per share are the same since the effect of inclusion of all outstanding options and warrants would be anti-dilutive. The following table sets forth the computation of fully diluted shares for the three months ended March 31, 2008.

2008
Shares used in basic per share calculation	44,066,977
Effect of dilutive securities:
Options	1,695,682
Warrants	1,032,670
Shares used in dilutive per share calculation	46,795,329

5.	INCOME TAXES

For the three months ended March 31, 2008, the Company recorded $125,555 of net deferred income tax expense attributable to pre-tax income recognized in its Hong Kong jurisdiction. The gross income tax expense recognized during the quarter ended March 31, 2008 was approximatly $528,000, which has been offset by a deferred income tax benefit of approximatly $403,000 (the result of the change in valuation allowance attributable to Hong Kong net operating loss carryforwards).

6.	COMMITMENTS AND CONTINGENCIES

In April 2008, the Company began leasing additional space in its Hong Kong office building, requiring total monthly Hong Kong office lease payments of approximately $26,400.

The Company is involved in various legal proceedings in the normal course of business. Management believes that all necessary accruals in connection with outstanding litigation have been made as of March 31, 2008.

7.	NOTES PAYABLE

On June 30, 2007, the Company issued promissory notes to two non-related party stockholders for an aggregate principal amount of $1,000,000. These notes are unsecured, bear an annual interest rate of 10%, and originally matured on December 31, 2007, but were extended until June 2008 (The “Maturity Date”). The holders may convert the notes and any unpaid interest accumulated thereon only after the Maturity Date into shares of common stock at a conversion price of $2.50 per share. Because these notes are convertible only if the Company does not pay the debt, these notes were determined to have a contingent beneficial conversion feature valued at approximately $520,000, which will only be recorded should the Company not pay the notes. These notes were issued along with warrants with a relative fair value of $198,000. As a result, a discount of $198,000 was applied against the principal balance, which is being amortized to interest expense over the term of the debt ($49,500 during the three months ended March 31, 2008). The effective interest rate on these notes is approximately 30%.

8.	COMMON STOCK TRANSACTIONS

During the three months ended March 31, 2008, in connection with the cashless exercise of certain options, the Company issued 496,791 shares of common stock. The Company also issued 100,000 shares of common stock upon the exercise of other options, in which the Company received cash proceeds of $70,000. In addition, the Company incurred common stock issuance costs of $26,923 during the quarter ended March 31, 2008.

In April 2008, in connection with the cashless exercise of certain options, the Company issued 597,848 shares of common stock. The Company also issued 250,000 shares of common stock upon the exercise of options and warrants. Total proceeds to the Company were $100,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

The following Management's Discussion and Analysis is intended to help the reader understand our results of operations and financial condition and is provided as a supplement to, and should be read in conjunction with our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. Our actual future results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed in the section titled "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2006. Any forward-looking statement speaks only as of the date on which such statement is made and we do not intend to update any such forward-looking statements.

OVERVIEW

In the first quarter of 2008, a major milestone in our corporate development and business plan was achieved as a result of our profitability. During the first three months of 2008, we sold out over 1,800,000 paid installations of our mobile games globally. The new game sales include one time downloads, end user subscriptions via operator decks, off-deck sales and pre-installation licenses for cell phones.

During the three months ended March 31, 2008, we continued to market and expand the distribution of our products in Europe and Asia by entering into various strategic relationships. We are now selling in over 100 countries globally.

In January 2008, we launched our first Tokio Hotel game which has been one of the best off-deck selling games in several European countries. We signed up reseller PlayPhone for USA and Canada distribution and won a major contract from Cartoon Networks (a Time Warner company) to develop games for the iPhone® and iPod Touch® platforms.

In February 2008, we signed reseller Thumbplay and globally launched America’s Next Top Model™ 10.

In March 2008, we launched Germany’s Next Top Model™ in Germany and announced the release of several iPhone and iPod games.

In addition to marketing our current products, we continue to focus on developing more new 3G products, such as real time 3D/3G games and massive multi-player mobile games. We are also in on-going talks with several global media and game companies to license more appealing content and intellectual properties.

Even though several of the new products and services have successfully been launched in several countries, there can be no guarantee that these new products and services will contribute substantially to our future revenues or will continue to be successful.

As of March 31, 2008, we had total assets of $16,569,040 and total liabilities of $2,555,600. As of March 31, 2008, current assets were $9,740,254 as compared to $12,158,504 at December 31, 2007, and current liabilities were $2,555,600, as compared to $3,555,611 at December 31, 2007.

We had 51 full time employees as of March 31, 2008. We also hire temporary staff, external consultants and interns to support our operations.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

REVENUES: Revenues for the quarter ended March 31, 2008 were $4,125,004 as compared to $365,688 for the quarter ended March 31, 2007. The increase of revenues of $3,759,316 or 1028% was mainly due to increased product license income from pre-installation deals for mobile handsets, one time downloads and monthly subscription revenues for 3G games derived from mobile operators, resellers and hand set distributors and first major license deals for mobile business applications.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consist of salary for administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the quarter ended March 31, 2008 were $446,932 as compared to $278,807 for the quarter ended March 31, 2007. The increase of $168,125 was primarily due to new company administrative costs incurred by Artificial Life, Europe.

ENGINEERING AND COST OF SALES: These costs generally consist of salary, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Engineering expenses for the quarter ended March 31, 2008 were $646,060 as compared to $283,961 for the quarter ended March 31, 2007. The increase of $362,099 was mainly due to increases of approximately $165,000 in amortization of licensing, $60,000 traveling and personnel expenses of the Hong Kong office and $133,000 in rental, personnel and traveling cost incurred by Artificial Life, Europe.

RESEARCH & DEVELOPMENT: Research and development expenses are similar in nature to engineering expenses, but they relate to products in their initial stage and are anticipated to generate revenue at a later date. Research and development expenses for the quarter ended March 31, 2008 were $78,657 as compared to $53,639 for the quarter ended March 31, 2007. The increase of $25,018 was mainly due to increased traveling expenses incurred.

SALES AND MARKETING: Sales and marketing expenses consist of salary expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expense, traveling and public relations activities. Sales and marketing expenses for the quarter ended March 31, 2008 were $422,635 as compared to $293,114 for the quarter ended March 31, 2007. The increase of $129,521 was primarily due to increases in personnel and sub-contractor costs incurred by our subsidiary companies, Artificial Life, Europe and Artificial Life, Japan.

OTHER INCOME/EXPENSES: Other income (expense) is not generated from normal business activities. Other income for the quarter ended March 31, 2008 was $88,420 as compared to $11,789 for the quarter ended March 31, 2007.

INCOME FROM OPERATIONS AND NET INCOME (LOSS): Income from operations for the quarter ended March 31, 2008 was $2,530,720 as compared to loss from operations of ($543,833) for the quarter ended March 31, 2007. The income from operations is mainly due to revenue of $4,125,004 from the sale of 3G games and business application licenses, offset by operational cost of $1,594,284. Net income for the quarter ended March 31, 2008 was $2,493,585 as compared to net loss of ( $532,044) for the quarter ended March 31, 2007. The basic and diluted net income / (loss) per share for the first quarter of 2008 was $0.06 and $0.05, respectively, as compared to ($0.02) and ($0.02) for the quarter ended March 31, 2007.

For the three months ended March 31, 2008, the Company recorded $125,555 of net deferred income tax expense attributable to pre-tax income recognized in its Hong Kong jurisdiction. The income tax expense recognized during the quarter ended March 31, 2008, is net of a $528,000 deferred tax benefit as a result of a change in the valuation allowance attributable to the Company’s Hong Kong net operating loss carryforwards. There was no income tax expense or benefit recorded in the three month period ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, we had a working capital surplus of $7,184,654 and stockholders' equity of $14,013,440.

In order to fund our cash needs we have borrowed funds from time to time in the past from our chief executive officer, Eberhard Schoneburg. As of March 31, 2008, we owed our CEO an aggregate amount of $589,684, as compared to $751,860 at December 31, 2007. The advanced funds bear interest at a rate of 5% per year and are unsecured.

The Company has generated income since 2007 and expects that cash flows generated from 2008 operations and additional financing through various sources will be sufficient to fund the Company’s operations, working capital and commitment needs for the next twelve months.

For the three months ended March 31, 2008, we issued a total of 596,791 shares of common stock, which consists of 100,000 shares for $70,000 upon exercise of an option, and 496,791 shares upon cashless exercises.

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

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2008, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)       Evaluation of Disclosure Controls. Our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2008.

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

(b)       Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting throughout 2008 as we implement our Sarbanes Oxley testing methodologies.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) and has assessed its effectiveness using the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Management concluded that we maintained effective internal control over financial reporting as of March 31, 2008.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In connection with claims for certain unpaid wages and vacation pay made by former employees of its former U.S. operations in 2002, we had accrued $108,000 representing the potential liability for these asserted claims with respect to this matter, as confirmed by an Administrative Law Magistrate. In January 2005, we received a court claim and a default judgment from the pending cases against some of these former US employees. We filed a counter claim and a motion to void the default judgment. In October 2006, the Company and the former employees (except Robert Pantano, our former CFO) signed a settlement agreement and general release under which we paid $105,000. On March 27, 2007, the court granted Mr. Pantano’s motion for summary judgment with respect to his wage claim and with respect to the counterclaims that had been asserted against him. The court also allowed Mr. Pantano motion to amend his complaint to add a claim for retaliation which the Company had filed opposition on November 12, 2007. In March 2007, the Court entered summary judgment for unpaid wages and on the counterclaims that had been asserted against Mr. Pantano. Mr. Pantano’s claims for treble damages on his unpaid wages and for retaliation remain for adjudication. Following adjudication, the Company and the CEO have a right to appeal and intend to do so. In January 2008, the Court held a hearing on a motion to reach and apply. The Court allowed reach and apply relief in the amount of $165,000 (which represents the amount claimed and accrued by the Company and legal expenses incurred). However, the Company has only agreed to place this amount in an escrow account, subject to the terms of an escrow agreement between the parties. The amount can only be released upon approval of the Company or final judgment with no further appeal.

From time to time legal proceedings or disputes arise in the normal course of business. The Company monitors and reviews these matters and maintains accruals where appropriate. It is possible that we may become a party to legal proceedings arising from the settlement of our outstanding liabilities.

ITEM 1A – RISK FACTORS

Not applicable.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2008, the Company issued 100,000 shares of common stock to an investor for $70,000 upon exercise of an option issued in February 2006.

In February 2008, the Company issued 267,379 shares of common stock to an investor upon cashless exercise of an option issued in February 2006.

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

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTIFICIAL LIFE, INC.

Date: April 28, 2008

By: /s/ Eberhard Schoneburg Name: Eberhard Schoneburg Title: Chief Executive Officer and Principal Financial Officer