Form 10-Q
period 2008-06-30
ARTIFICIAL LIFE INC
filed 2008-07-28
CIK 1070361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2008

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

State the number of shares of each of the Issuer's classes of common equity, as of the latest practicable date: As of July 16, 2008 there were 47,472,882 shares of Common Stock, $.01 par value per share, outstanding.

ARTIFICIAL LIFE, INC.

INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE
QUARTER ENDED JUNE 30, 2008

		PAGE
PART I-FINANCIAL INFORMATION
Item 1 —	Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007	3
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months and Six Months Ended June 30, 2008 and 2007 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and, 2007 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2 —	Management’s Discussion and Analysis or Plan of Operations	8
Item 3 —	Quantitative and Qualitative Disclosure About Market Risk	12
Item 4 —	Controls and Procedures	12
PART II—OTHER INFORMATION
Item 1 —	Legal Proceedings	13
Item 1A —	Risk Factors	13
Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3 —	Defaults Upon Senior Securities	13
Item 4 —	Submission of Matters to a Vote of Security Holders	13
Item 5 —	Other Information	14
Item 6 —	Exhibits	14
Signatures		15

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTIFICIAL LIFE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2008 AND DECEMBER 31, 2007

ASSETS

	June 30, 2008	December 31, 2007
	(unaudited)
Current assets:
Cash and cash equivalents	$5,187,169	$6,210,435
Restricted cash	165,000	—
Accounts receivable	6,566,496	5,198,028
Receivable from issuance of common stock	—	224,500
Prepaid expenses and other	864,350	355,541
Deferred tax asset	293,495	170,000
Total current assets	13,076,510	12,158,504
Fixed assets	3,101,403	1,810,978
Other assets:
Prepaid license rights	4,920,098	591,093
Deposits and other	3,580,248	271,137
Deferred tax asset	—	163,130
	8,500,346	1,025,360
TOTAL ASSETS	$24,678,259	$14,994,842
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$712,191	$789,166
Accrued expenses and other	406,323	1,113,585
Income tax payable	441,675	—
Note payable — officer/stockholder	491,140	751,860
Notes payable, net of discount of $66,000 (2008); $99,000 (2007)	934,000	901,000
Total liabilities (all current)	2,985,329	3,555,611
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 130,000,000 shares authorized,	474,728	439,055
47,472,882 shares issued and outstanding as of June 30, 2008 and
43,905,509 shares issued and outstanding as of December 31, 2007
Additional paid-in capital	51,296,125	46,315,296
Notes receivable from stockholders	(19,577)	(19,577)
Accumulated deficit	(30,077,532)	(35,261,429)
Accumulated comprehensive income (loss)	19,186	(34,114)
Total stockholders’ equity	21,692,930	11,439,231
	$24,678,259	$14,994,842

See accompanying notes to unaudited condensed consolidated financial statements.

ARTIFICIAL LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2008	2007	2008	2007
Revenues:
Software license agreements	$5,475,924	$690,066	$9,594,301	$1,055,754
Application services and other	5,546	17,000	12,173	17,000
	5,481,470	707,066	9,606,474	1,072,754
Operating expenses:
General and administrative	581,860	417,214	1,028,792	696,021
Engineering and cost of sales	1,406,760	470,033	2,052,820	753,994
Research and development	89,042	73,934	167,699	127,573
Sales and marketing	513,621	440,183	936,256	733,297
Total operating expenses	2,591,283	1,401,364	4,185,567	2,310,885
Income (loss) from operations	2,890,187	(694,298)	5,420,907	(1,238,131)
Other income (expenses):
Interest (expense) income, net	(14,590)	1,180	(95,147)	7,456
Foreign currency transaction gains and other	190,472	8,505	359,449	14,018

	175,882	9,685	264,302	21,474
Income (loss) before income taxes	3,066,069	(684,613)	5,685,209	(1,216,657)
Income tax expense	375,755	—	501,310	—
Net income (loss)	2,690,314	(684,613)	5,183,899	(1,216,657)
Foreign currency translation adjustment	15,753	6,885	53,300	6,885
Comprehensive income (loss)	$2,706,067	$(677,728)	$5,237,199	$(1,209,772)
Net income (loss) per share
Basic	$0.06	$(0.02)	$0.11	$(0.04)
Diluted	$0.05	$(0.02)	$0.11	$(0.04)
Weighted average shares outstanding
Basic	46,249,746	34,767,415	45,158,361	34,473,998
Diluted	49,195,815	34,767,415	47,672,154	34,473,998

See accompanying notes to unaudited condensed consolidated financial statements.

ARTIFICIAL LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six-month Period Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$5,183,899	$(1,216,657)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	986,686	37,657
Loss on disposal of fixed assets	—	877
Deferred income tax expense	60,355	—
Amortization of discount on notes payable, net	33,000	—
Bad debt expense	2,469	—
Foreign currency exchange gain	(358,405)	—
Interest expense accrued on advances from officer / stockholder	7,727	5,001
Stock-based compensation	—	123,900
Bonus accrued to officer / stockholder	20,361	—
Changes in operating assets and liabilities:
Increase in restricted cash	(165,000)	—
Increase in accounts receivable	(1,015,072)	(707,705)
Increase in prepaid license rights	(4,647,761)	(597,985)
Increase deposits and other assets	(1,026,802)	(67,912)
(Decrease) increase in accounts payable, accrued expenses and other	(815,576)	73,050
Increase in income tax payable	441,675	—
Net cash used in operating activities	(1,292,444)	(2,349,774)
Cash flows from investing activities:
Purchase of fixed assets	(1,810,404)	(162,734)
Deposits on fixed assets	(2,871,800)	—
Net cash used in investing activities	(4,682,204)	(162,734)
Cash flows from financing activities:
Net proceeds from issuance of common stock,	5,241,002	1,604,272
Proceeds from notes payable and warrants	—	1,000,000
Repayment of note payable to officer / stockholder	(288,808)	(80,243)
Net cash provided by financing activities	4,952,194	2,524,029
Net (decrease) increase in cash and cash equivalents	(1,022,454)	11,521
Cash and cash equivalents at beginning of period	6,210,435	1,338,158
Effect of exchange rate changes on cash and cash equivalents	(812)	6,888
Cash and cash equivalents at end of period	$5,187,169	$1,356,567

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

Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of results that may be expected for the year ending December 31, 2008. Amounts at December 31, 2007, are derived from the Company’s audited consolidated financial statements. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company’s annual Report on Form 10-K for the year ended December 31, 2007.

The financial information included in this report has been prepared in conformity with the accounting policies reflected in the financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Recently issued and adopted accounting standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities—An amendment of FASB Statement No. 133 , which requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption permitted. The Company will adopt this Statement effective January 1, 2009. Based on the Company’s current evaluation of this Statement, the Company does not expect the adoption of SFAS No. 161 to have a significant impact on its consolidated results of operations or financial position.

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

At January 1, 2008, all outstanding options were fully vested. Options to acquire 100,000 shares of common stock at an exercise price of $2.00 per share were granted to a director under the Amended and Restated 1998 Equity Incentive Plan (the “Plan”) during the six-month period ended June 30, 2007. There were no stock options issued during the six-month period ended June 30, 2008.

At June 30, 2008, the Company had outstanding and exercisable options to purchase 2,265,000 shares of common stock under the Plan, issued to employees as follows:

Weighted average exercise price	$0.87
Aggregate intrinsic value	$2,446,250
Weighted average remaining contractual term	1.48 years

At June 30, 2008, the Company had outstanding and exercisable warrants to purchase 762,500 shares of common stock issued to employees as follows:

Weighted average exercise price	$0.86
Aggregate intrinsic value	$830,875
Weighted average remaining contractual term	1.34 years

3.	CUSTOMER CONCENTRATION

At June 30, 2008 and at December 31, 2007, the Company has 52 and 45 customers respectively, mostly telecom operators or carriers and resellers. At June 30, 2008, three customers accounted for 95% of total accounts receivable, one accounted for approximately 56%, one accounted for approximately 35% and one accounted for approximately 4%. For the six-month period ended June 30, 2008, the Company had three customers which represented approximately 61%, 24% and 11% of the Company’s sales. For the six-month period ended June 30, 2007, the Company had two customers which represented approximately 60% and 33% of the Company’s sales.

4.	NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding for the three and six month periods ended June 30, 2008 and 2007. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. For the three and six month periods ended June 30, 2007, the basic and diluted net loss per share are the same since the effect of inclusion of all outstanding options and warrants would be anti-dilutive. The following table sets forth the computation of fully diluted shares for the three and six month periods ended June 30, 2008:

	Three-month period ended June 30, 2008	Six-month period ended June 30, 2008
Shares used in basic per share calculation	46,249,746	45,158,361
Effect of dilutive securities:
Options	1,381,581	1,251,495
Warrants	1,564,488	1,262,298
Shares used in dilutive per share calculation	49,195,815	47,672,154

5.	INCOME TAXES

For the six months ended June 30, 2008, the Company recorded $501,310 of income tax expense, which is based on the estimated effective income tax rate for the year ending December 31, 2008. The gross income tax expense recognized during the six months ended June 30, 2008 was approximately $1,178,000, which has been offset by a deferred income tax benefit of approximately $677,000 (the result of the change in valuation allowance attributable to the Company’s net operating loss carryforwards). At June 30, 2008, the deferred tax asset relates to German net operating loss carryforwards expected to be utilized within one year.

6.	COMMITMENTS AND CONTINGENCIES

In April 2008, the Company began leasing additional space in its Hong Kong office building, requiring total monthly Hong Kong office lease payments of approximately $26,400.

The Company is involved in various legal proceedings in the normal course of business. Management believes that all necessary accruals in connection with outstanding litigation have been made as of June 30, 2008.

7.	NOTES PAYABLE

On June 30, 2007, the Company issued promissory notes to two non-related party stockholders for an aggregate principal amount of $1,000,000. These notes are unsecured, bear an annual interest rate of 10%, and originally matured on December 31, 2007, but were extended until June 30, 2008, and were further extended until December 31, 2008 (The “Maturity Date”). The holders may convert the notes and any unpaid interest accumulated thereon only after the Maturity Date into shares of common stock at a conversion price of $2.50 per share. Because these notes are convertible only if the Company does not pay the debt, these notes were determined to have a contingent beneficial conversion feature valued at approximately $520,000, which will only be recorded should the Company not pay the notes. A discount of $198,000 is being amortized to interest expense over the term of the debt. Interest expense resulting from the amortization of the discount was $33,000 for the six months ended June 30, 2008 ($16,500 for the three months ended June 30, 2008). The effective interest rate on these notes is approximately 30%.

8.	COMMON STOCK TRANSACTIONS

During the six months ended June 30, 2008, in connection with the exercise of certain options, the Company issued 1,094,639 shares of common stock. The Company also issued 350,000 shares of common stock upon the exercise of other options and warrants, in which the Company received cash proceeds of $220,000. In addition, the Company issued 2,122,734 shares of common stock to certain investors in a private placement for total cash proceeds of $4,823,425. In connection with these transactions, the Company issued warrants to purchase 1,011,366 shares of common stock at $3.00 per share for a 3-year term.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following Management's Discussion and Analysis is intended to help the reader understand our results of operations and financial condition and is provided as a supplement to, and should be read in conjunction with our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. Our actual future results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed in the section titled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007. Any forward-looking statement speaks only as of the date on which such statement is made and we do not intend to update any such forward-looking statements.

OVERVIEW

In the second quarter of 2008, we again achieved profitability and substantial revenue growth. The strategy of becoming a full service mobile application provider has generated positive results. Among other significant events in the second quarter of 2008, we sold a mobile TV show format in Japan and sold the first technology license for our new product Mobile Booster™.

In April 2008 we signed exclusive license deals with the current world boxing champion Wladimir Klitschko and his brother Vitali Klitschko for boxing and another exclusive license deal with the famous German soccer club FC Bayern Munich and entered into a license and co-distribution agreement with Paramount.

In May 2008 we submitted our first mobile games to Chinese operators, among them the game: China’s Next Top Model.

In June 2008 we launched the first and successful mobile participation TV show with TV Asahi in Japan based on our unique product MoPA TV 3.0 In June we also won two more contracts to develop iPhone and iPod applications from Turner Network and launched our fun soccer game Bustin’ Balls™.

In addition to marketing our current products, we continue to focus on developing more new 3G products with a special focus on iPhone and iPod Touch, such as real time 3D/3G games and multi-player mobile games. We are also in on-going talks with several global media and game companies to license more appealing content and intellectual properties.

Even though several of the new products and services have successfully been launched in several countries, there can be no guarantee that these new products and services will contribute substantially to our future revenues or will continue to be successful.

As of June 30, 2008, we had total assets of $24,678,259 and total liabilities of $2,985,329. As of June 30, 2008, current assets were $13,076,510 as compared to $12,158,504 at December 31, 2007, and current liabilities were $2,985,329 as compared to $3,555,611 at December 31, 2007.

We had 66 full time employees as of June 30, 2008. We also hire temporary staff, external consultants and interns to support our operations.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

REVENUES: Revenues for the quarter ended June 30, 2008 were $5,481,470 as compared to 707,066 for the quarter ended June 30, 2007. The increase of revenues of $4,774,404 or 675% was mainly due to increased product license income from pre-installation deals for mobile handsets, one time downloads and monthly subscription revenues for 3G games derived from mobile operators, resellers and hand set distributors and the first license sale for our new technology platform Mobile Booster™.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consist of salary for administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the quarter ended June 30, 2008 were $581,860 as compared to $417,214 for the quarter ended June 30, 2007. The increase of $164,646 was primarily due to increase staff cost and investors relations expenses.

ENGINEERING AND COST OF SALES: These costs generally consist of salary, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Engineering expenses for the quarter ended June 30, 2008 were $1,406,760 as compared to $470,033 for the quarter ended June 30, 2007. The increase of $936,727 was mainly due to increases of approximately $624,000 amortization of licensing, $150,000 consultant expense for China market and $139,000 personnel expenses.

RESEARCH AND DEVELOPMENT: Research and development expenses are similar in nature to engineering expenses, but they relate to products in their initial stage and are anticipated to generate revenue at a later date. Research and development expenses for the quarter ended June 30, 2008 were $89,042 as compared to $73,934 for the quarter ended June 30, 2007. The increase of $15,108 was mainly due to increased personnel expenses.

SALES AND MARKETING: Sales and marketing expenses consist of salary expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expense, traveling and public relations activities. Sales and marketing expenses for the quarter ended June 30, 2008 were $513,621 as compared to $440,183 for the quarter ended June 30, 2007. The increase of $73,438 was primarily due to a decrease of traveling expenses off-set by an increase of consulting expense and personnel expenses.

OTHER INCOME/EXPENSES: Other income for the quarter ended June 30, 2008 was $175,882 as compared to $9,685 for the quarter ended June 30, 2007. The increase was primarily due to an increase in foreign currency transaction gains.

INCOME FROM OPERATIONS AND NET INCOME (LOSS): Income from operations for the quarter ended June 30, 2008 was $2,890,187 as compared to loss from operations of ($694,298) for the quarter ended June 30, 2007. The income from operations is mainly due to revenue of $5,481,470 from the sale of 3G games and technology licenses offset by operating costs of $2,591,283. Net income for the quarter ended June 30, 2008 was $2,690,314 as compared to loss of ($684,613) for the quarter ended June 30, 2007. The basic and diluted net income (loss) per share for the second quarter of 2008 was $0.06 and $0.05, respectively, as compared to ($0.02) for the quarter ended June 30, 2007.

For the three months ended June 30, 2008, the Company recorded $375,755 of income tax expense, which is based on the estimated effective income tax rate for the year ending December 31, 2008. There was no income tax expense or benefit recorded in the six month period ended June 30, 2007.

SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO SIX MONTHS ENDED JUNE 30, 2007

REVENUES: Revenues for the six month period ended June 30, 2008 were $9,606,474 as compared to $1,072,754 for the six month period June 30, 2007. The increase of revenues of $8,533,720 or 795% was mainly due to increased product license income from pre-installation deals for mobile handsets, one time downloads and monthly subscription revenues for 3G games derived from mobile operators, resellers and handset distributors and the first license sale for our new technology platform Mobile Booster™.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consist of salary for administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the six month period ended June 30, 2008 were $1,028,792 as compared to $696,021 for the six month period ended June 30, 2007. The increase of $332,711 was primarily due to an increase in staff cost and investors relations expenses.

ENGINEERING AND COST OF SALES: These costs generally consist of salary, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Engineering expenses for the six month period ended June 30, 2008 were $2,052,820 as compared to $753,994 for the six month period ended June 30, 2007. The increase of $1,298,826 was the result of an increase of $624,000 amortization of licensing, $150,000 consultant expense for China market and $139,000 personnel expenses.

RESEARCH AND DEVELOPMENT: Research and development expenses are similar in nature to engineering expenses, but they relate to products in their initial stage and are anticipated to generate revenue at a later date. Research and development expenses for the six month period ended June 30, 2008 were $167,699 as compared to $127,573 for the six month period ended June 30, 2007. The increase of $40,126 was mainly due to an increase in overseas travel and personnel expenses.

SALES AND MARKETING: Sales and marketing expenses consist of salary expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expense, traveling and public relations activities. Sales and marketing expenses for the six month period ended June 30, 2008 were $936,256 as compared to $733,297 for the quarter ended June 30, 2007. The increase of $202,959 was primarily due to an increase in marketing activities, and an increase in personnel.

OTHER INCOME/EXPENSES: Other income (expense) for the six months ended June 30, 2008 was $264,302 as compared to $21,474 for the quarter ended June 30, 2007. This increase was primarily due to an increase in foreign currency transaction gains.

INCOME FROM OPERATIONS AND NET INCOME (LOSS): Income from operations for the six months ended June 30, 2008 was $5,420,907 as compared to loss from operations of ( $1,238,131) for the six month period ended June 30, 2007. The income from operations is mainly due to revenue of $9,606,474 from the sale of 3G games and technology licenses offset by operating costs of $4,185,567. Net income for the six month period ended June 30, 2008 was $5,183,899 as compared to a net loss of ($1,216,657) for the six month period ended June 30, 2007. The basic and diluted net income / (loss) per share for the six month period ended June 30, 2008 was $0.11, as compared to ($0.04) for the six month period ended June 30, 2007.

For the six months ended June 30, 2008, the Company recorded $501,310 of income tax expense, which is based on the estimated effective income tax rate for the year ending December 31, 2008. The income tax expense recognized for the six month period ended June 30, 2008, is net of a $677,000 deferred tax benefit as a result of a change in the valuation allowance attributable to the Company’s Hong Kong net operating loss carryforwards. There was no income tax expense or benefit recorded in the six month period ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we had a working capital surplus of $10,091,181 and stockholders' equity of $21,692,930.

We have borrowed funds from time to time in the past from our chief executive officer, Eberhard Schoneburg. As of June 30, 2008, we owed our CEO an aggregate amount of $491,140, as compared to $751,860 at December 31, 2007. The advanced funds bear interest at a rate of 5% per year and are unsecured.

The Company has generated income since 2007 and expects that cash flows generated from 2008 operations and additional financing through various sources will be sufficient to fund the Company’s operations, working capital and commitment needs for the next twelve months.

During the six months ended June 30, 2008, we issued a total of 3,567,373 shares of common stock, which consists of 2,122,734 shares for $4,823,425 in a private placement, 350,000 shares for $220,000 upon the exercise of options and warrants, and 1,094,639 shares upon cashless exercises.

In the future, we expect that we will need to raise additional capital to support our operations and accommodate planned future growth. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Debt financing will increase expenses and must be repaid regardless of operating results. Equity financing could result in dilution to existing stockholders.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2008, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)        Evaluation of Disclosure Controls. Our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2008.

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

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Management concluded that we maintained effective internal control over financial reporting as of June 30, 2008.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In connection with claims for certain unpaid wages and vacation pay made by former employees of its former U.S. operations in 2002, we had accrued $108,000 representing the potential liability for these asserted claims with respect to this matter, as confirmed by an Administrative Law Magistrate. In January 2005, we received a court claim and a default judgment from the pending cases against some of these former US employees. We filed a counter claim and a motion to void the default judgment. In October 2006, the Company and the former employees (except Robert Pantano, our former CFO) signed a settlement agreement and general release under which we paid $105,000. On March 27, 2007, the court granted Mr. Pantano’s motion for summary judgment with respect to his claim under the Massachusetts Wage Act for unpaid wages and with respect to the counterclaims that had been asserted against him. The court also allowed Mr. Pantano motion to amend his complaint to add a claim for retaliation which the Company had filed opposition on November 12, 2007. In March 2007, the Court entered summary judgment for unpaid wages and on the counterclaims that had been asserted against Mr. Pantano. Mr. Pantano’s claims for treble damages on his unpaid wages and for retaliation remain for adjudication. Following adjudication, the Company and the CEO have a right to appeal and intend to do so. In January 2008, the Court held a hearing on a motion to reach and apply. The Court allowed reach and apply relief in the amount of $165,000 (which represents the amount of single damages, interest and attorneys fees claimed as of January 2008 and accrued by the Company). However, the Company has only agreed to place this amount in an escrow account, subject to the terms of an escrow agreement between the parties. The amount can only be released upon approval of the Company or final judgment with no further appeal. Mr. Pantano has since filed a motion for summary judgment on his pending claim.  The Company has opposed Mr. Pantano's motion for summary judgment on his claim for treble damages.  The Court has scheduled a hearing on the motion for September, 2008.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In May 2008, the Company issued 100,000 shares of common stock to an investor for $120,000 upon exercise of an option issued in November 2006.

In May 2008, the Company issued 2,022,734 shares of common stock to 7 investors in private placements for $4,753,425 and issued warrants to purchase 1,011,366 shares of common stock to the same investors.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

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

Date: July 25, 2008

By:	/s/ Eberhard Schoneburg
Name: Eberhard Schoneburg
Title: Chief Executive Officer and
Principal Financial Officer