Form 10-Q
period 2008-09-30
ARTIFICIAL LIFE INC
filed 2008-10-31
CIK 1070361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Artificial Life, Inc.

520 Broadway, Suite 350

Santa Monica, CA 90401

U.S.A.

(Address of principal executive offices)

(310) 496-4490

Issuer's telephone number

Former Address

26/F., 88 Hing Fat Street

Causeway Bay

Hong Kong

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

Large accelerated filer  [  ]

Accelerated filer [  ]

Non-accelerated filer   [  ]  (Do not check if a smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the number of shares of each of the Issuer's classes of common equity, as of the latest practicable date:  As of October 29, 2008 there were 47,724,132 shares of Common Stock, $.01 par value per share, outstanding.

ARTIFICIAL LIFE, INC.

INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE

QUARTER ENDED SEPTEMBER 30, 2008

PAGE

PART I-FINANCIAL INFORMATION

PART II - OTHER INFORMATION

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ARTIFICIAL LIFE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

ASSETS
	September 30, 2008	December 31, 2007
	(unaudited)
Current assets:
Cash and cash equivalents	$2,695,047	$6,210,435
Restricted cash	165,000	-
Accounts receivable	10,154,902	5,198,028
Receivable from issuance of common stock	-	224,500
Prepaid expenses and other	688,931	355,541
Deferred tax asset	293,495	170,000
Total current assets	13,997,375	12,158,504

Fixed assets	3,177,173	1,810,978
Other assets:
License rights	11,130,342	591,093
Deposits and other	849,725	271,137
Deferred tax asset	-	163,130
	11,980,067	1,025,360

TOTAL ASSETS	$29,154,615	$14,994,842
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$591,394	$789,166
Accrued expenses, deferred revenue and other	1,211,369	1,113,585
Income tax payable	441,675	-
Note payable – officer/stockholder	476,212	751,860
Notes payable, net of discount of $33,000 (2008); $99,000 (2007)	967,000	901,000
Total liabilities (all current)	3,687,650	3,555,611
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding
	-	-
Common stock, $.01 par value; 130,000,000 shares authorized,
47,724,132 shares issued and outstanding as of September 30, 2008 and 43,905,509 shares issued and outstanding as of December 31, 2007
	477,241	439,055
Additional paid-in capital	51,708,712	46,315,296
Notes receivable from stockholders	(19,577)	(19,577)
Accumulated deficit	(26, 592,479)	(35,261,429)
Accumulated comprehensive loss	(106,932)	(34,114)

Total stockholders’ equity	25,466,965	11,439,231
Total liabilities and stockholders equity	$29,154,615	$14,994,842

See accompanying notes to unaudited condensed consolidated financial statements.

ARTIFICIAL LIFE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,

	2008	2007	2008	2007
Revenues:
Software license agreements	$5,835,733	$1,611,704	$15,430,034	$2,667,458
Reseller license agreement	769,800	—	769,800	—
Application services and other	23,064	-	35,237	17,000
	6,628,597	1,611,704	16,235,071	2,684,458
Operating expenses:
General and administrative	451,518	390,730	1,480,310	1,086,751
Engineering and cost of sales	1,746,142	360,510	3,798,962	1,114,504
Research and development	105,695	53,799	273,394	181,372
Sales and marketing	740,696	340,606	1,676,952	1,073,903
Total operating expenses	3,044,051	1,145,645	7,229,618	3,456,530

Income (loss) from operations	3,584,546	466,059	9,005,453	(772,072)
Other income (expenses):
Interest expense, net	(64,169)	(482,694)	(159,315)	(475,238)
Foreign currency transaction gains and other	(35,327)	45,113	324,122	59,131
	(99,496)	(437,581)	164,807	(416,107)
Income (loss) before income taxes	3,485,050	28,478	9,170,260	(1,188,179)
Income tax expense	-	-	501,310	-

Net income (loss)	3, 485,050	28,478	8,668,950	(1,188,179)
Foreign currency translation adjustment	(126,116)	(23,670)	(72,818)	(16,785)
Comprehensive income (loss)	$3,358,934	$4,808	$8,596,132	$(1,204,964)
Net income (loss) per share
Basic	$0.07	$(0.00)	$0.19	$(0.03)
Diluted	$0.07	$(0.00)	$0.18	$(0.03)
Weighted average shares outstanding
Basic	47,615,002	36,370,877	45,983,219	35,113,239
Diluted	49,454,371	42,923,343	48,254,905	35,113,239

See accompanying notes to unaudited condensed consolidated financial statements.

ARTIFICIAL LIFE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine-month Period Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$8,668,950	$(1,188,179)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,213,803	92,900
Loss on disposal of fixed assets	-	571
Deferred income tax expense	59,635	-
Amortization of discount on notes payable, net	66,000	460,000
Bad debt expense	2,469	-
Foreign currency exchange gain	(323,037)	-
Interest expense accrued on notes payable
officer / stockholder	7,727	6,263
Stock-based compensation	-	123,900
Bonus accrued to officer / stockholder	20,361	-
Changes in operating assets and liabilities:
Increase in restricted cash	(165,000)	-
Increase in accounts receivable	(4,775,893)	(2,139,284)
Increase in license rights	(11,560,117)	(592,754)
Increase in deposits and other assets	(932,718)	(969,208)
(Decrease) increase in accounts payable, deferred revenue, accrued expenses and other	(92,849)	685,362
Increase in income tax payable	441,675	-

Net cash used in operating activities	(7,368,994)	(3,520,429)

Cash flows from investing activities:
Purchase of fixed assets	(1,558,178)	(534,485)
Cash paid for intangible asset	-	(25,000)
Net cash used in investing activities	(1,558,178)	(559,485)

Cash flows from financing activities:
Net proceeds from issuance of common stock,	5,596,602	3,266,132
Proceeds from notes payable and warrants	-	1,000,000
Repayment of note payable to officer / stockholder	(303,735)	(149,713)
Net cash provided by financing activities	5,292,867	4,116,419

Net (decrease) increase in cash and cash equivalents	(3,634,305)	36,505
Cash and cash equivalents at beginning of period	6,210,435	1,338,158
Effect of exchange rate changes on cash and cash equivalents	118,917	(16,785)
Cash and cash equivalents at end of period	$2,695,047	$1,357,878

See accompanying notes to unaudited condensed consolidated financial statements.

ARTIFICIAL LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Artificial Life, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statement presentation.  The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Artificial Life Ventures, Inc. (“Artificial Life Ventures”), Artificial Life USA, Inc. (“Artificial Life USA”), Artificial Life Mobile Computing, Inc. (“Artificial Life Mobile Computing”), Artificial Life Asia Limited (“Artificial Life Asia”), Artificial Life Europe GmbH (“Artificial Life Europe”), Artificial Life Japan Ltd. (“Artificial Life Japan”) and Artificial Life America, Inc. (“Artificial Life America”), which was formed in August 2008.  All significant inter-company balances and transactions have been eliminated in consolidation.

Operating results for the three and nine months ended September 30, 2008, are not necessarily indicative of results that may be expected for the year ending December 31, 2008.  Amounts at December 31, 2007, are derived from the Company’s audited consolidated financial statements.  For further information, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

2.

STOCK BASED COMPENSATION

At January 1, 2008, all outstanding options were fully vested.  Options to acquire 100,000 shares of common stock at an exercise price of $2.00 per share were granted to a director under the Amended and Restated 1998 Equity Incentive Plan (the “Plan”) during the nine-month period ended September 30, 2007.  There were no stock options issued during the nine-month period ended September 30, 2008 and there was no stock-based compensation expense in this period. Stock-based compensation expense for the nine months ended September 30, 2007 was $123,900.

At September 30, 2008, the Company had outstanding and exercisable options to purchase 2,165,000 shares of common stock under the Plan, issued to employees as follows:

Weighted average exercise price	$0.87
Aggregate intrinsic value	$785,500
Weighted average remaining contractual term	1.23 years

At September 30, 2008, the Company had outstanding and exercisable warrants to purchase 762,500 shares of common stock issued to employees as follows:

Weighted average exercise price	$0.86
Aggregate intrinsic value	$259,000
Weighted average remaining contractual term	1.09 years

3.

CUSTOMER CONCENTRATION

At September 30, 2008 and at December 31, 2007, the Company had 59 and 45 customers respectively, mostly telecom operators or carriers and resellers. For the nine-month period ended September 30, 2008, the Company had three customers which represented approximately 54%, 14% and 13% of the Company’s revenues.  For the nine-month period ended September 30, 2007, the Company had three customers which represented approximately 57%, 22% and 13% of the Company’s revenues. During the three months ended September 30, 2008, the Company recognized $769,800 of revenue from a reseller license agreement for which $108,000 of revenue has been deferred at September 30, 2008.

Three customers accounted for 83% of total accounts receivable, one accounted for approximately 38%, one accounted for approximately 23% and one accounted for approximately 22%. At September 30, 2008, 66% of the accounts receivables were outstanding for less then 30 days, 1% for between 30 and 90 days and 33% of accounts receivable were outstanding for between 90 and 120 days.  The average age of accounts receivable from these three customers was 57 days. At September 30, 2008, the average age of accounts receivable from all customers was 89 days.

4.

NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding for the three and nine month periods ended September 30, 2008 and 2007.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method.  The following table sets forth the computation of fully diluted shares for the three and nine month periods ended September 30, 2008 and the three month period ended September 30, 2007, and for the nine month period ended September 30, 2007, the basic and diluted net loss per share are the same since the effect of inclusion of all outstanding options and warrants would be anti-dilutive:

	Three-month Period Ended September 30,		Nine-month Period Ended September 30,

	2008	2007	2008	2007

Shares used in basic per share calculation	47,615,002	36,370,877	45,983,219	35,113,239
Effect of dilutive securities:
Options	1,027,255	5,339,353	1,146,549	-
Warrants	812,115	1,213,113	1,125,138	-
Shares used in dilutive per share calculation	49,454,371	42,923,343	48,254,905	35,113,239

5.

INCOME TAXES

For the nine months ended September 30, 2008, the Company recorded $501,310 of income tax expense, which is based on the estimated effective income tax rate for the year ending December 31, 2008.  The gross income tax expense recognized during the nine months ended September 30, 2008 was approximately $1,178,000, which has been offset by a deferred income tax benefit of approximately $677,000 (the result of the change in valuation allowance attributable to the Company’s net operating loss carryforwards).  There was no income tax expense or benefit recorded during the three months ended September 30, 2008.  During the third quarter ended September 30, 2008, the Company relocated its global headquarters to the United States.  The Companys taxable income for this quarter, which was solely attributable to the U.S. operations, was offset with available U.S. net operating loss carryforwards.  At September 30, 2008, the deferred tax asset related to German net operating loss carryforwards is expected to be utilized within one year.

6.

COMMITMENTS AND CONTINGENCIES

In April 2008, the Company began leasing additional space in its Hong Kong office building, requiring total monthly Hong Kong office lease payments of approximately $20,600.

In August 2008, the Company entered into a new one-year lease for its Japan office, requiring a monthly rental payment of $3,980.

In September 2008, the Company entered into a short-term lease for its new U.S. office, requiring a monthly rental payment of $2,628, renewable every three months.

The Company is involved in various legal proceedings in the normal course of business.  Management believes that all necessary accruals in connection with outstanding litigation have been made as of September 30, 2008.

7.

NOTES PAYABLE

On June 30, 2007, the Company issued promissory notes to two non-related party stockholders for an aggregate principal amount of $1,000,000. These notes are unsecured, bear an annual interest rate of 10%, and originally matured on December 31, 2007, but have been extended through December 31, 2008 (The “Maturity Date”). The holders may convert the notes and any unpaid interest accumulated thereon only after the Maturity Date into shares of common stock at a conversion price of $2.50 per share. Because these notes are convertible only if the Company does not pay the debt, these notes were determined to have a contingent beneficial conversion feature valued at approximately $520,000, which will only be recorded should the Company not pay the notes.  A discount of $198,000 is being amortized to interest expense over the term of the debt.  Interest expense resulting from the amortization of the discount was $66,000 for the nine months ended September 30, 2008 ($33,000 for the three months ended September 30, 2008).  The effective interest rate on these notes is approximately 30%.

8.

COMMON STOCK TRANSACTIONS

            During the nine months ended September 30, 2008, in connection with the exercise of certain options, the Company issued 1,094,639 shares of common stock. The Company also issued 381,250 shares of common stock upon the exercise of other options and warrants, in which the Company received cash proceeds of $257,500. In addition, the Company issued 2,122,734 shares of common stock to certain investors in a private placement for total cash proceeds of $4,823,425. In connection with these transactions, the Company issued warrants to purchase 1,011,366 shares of common stock at $3.00 per share for a 3-year term. The Company also issued 220,000 shares of common stock to two consultants as part of their compensation under business referral services contracts. These contracts are for terms of 3.5 and 4.5 years.  The Company has recorded $377,600 (based on the market value of the shares issued) as a prepaid expense and is amortizing this amount over the terms of the related agreements as services are provided.

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

OVERVIEW

In the third quarter of 2008, we again achieved profitability and substantial revenue growth.  The strategy of becoming a full service mobile application provider has generated further positive results.

Among other significant events in the third quarter of 2008, we restructured our organization.  We formed a new wholly owned U.S.A. subsidiary, Artificial Life America, Inc. and relocated our global headquarters to Los Angeles, California, U.S.A.  Artificial Life America will prepare for the launch of a production studio for interactive mobile TV show formats in Los Angeles.

In addition, during the third quarter of 2008, we:

•

sold several technology licenses for our new product Mobile Booster™ to new European clients;

•

worked on the production of several iPhone/iPod Touch games;

•

completed development and delivered the iPhone/iPod Touch games to our business associate for publishing via the Apple iTunes website;

•

launched the Braveheart game with Paramount Digital Entertainment;

•

announced our first iPhone game V-BotAttack; and

•

launched four new games: Leo Messi Goal!, the official FC Bayern Munich soccer game and the official Klitschko Boxing game of the current world boxing champions Vitali and Wladimir Klitschko.

Even though the new products and services have successfully been launched in several countries, there can be no guarantee that these new products and services will contribute substantially to our future revenues or will continue to be successful.

As of September 30, 2008, we had total assets of $29,154,615 and total liabilities of $3,687,650.  As of September 30, 2008, current assets were $13,997,375 as compared to $12,158,504 at December 31, 2007, and current liabilities were $3,687,650 as compared to $3,555,611 at December 31, 2007.

We had 63 full time employees as of September 30, 2008. We also hire temporary staff, external consultants and interns to support our operations.

As we are still in the early phase of the global roll out of our key mobile products in several countries around the world, and as we resume research and development and new engineering efforts, results of operations to date may not be indicative of our future results of operations. Moreover, we expect to experience significant fluctuations in our future operating results due to a variety of factors. Factors that may affect our operating results include the speed of the expansion of the 3G mobile markets, the general market acceptance of our products, our ability to sell and license our third party intellectual property, the increasing diversity and number of mobile phone handset types, the amount of software consulting we undertake in the future, success in creating and entering into strategic alliances, our mix of product and service sales, our response to competitive pressure, our ability to attract and retain qualified personnel, and our ability to execute our business strategy in the Asian and European markets. Gross profit margins will vary from product to product and between products and services and the countries in which we launch our products. Our sales mix may vary from period to period and our gross margins will fluctuate accordingly.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

REVENUES:  Revenues for the quarter ended September 30, 2008 were $6,628,597 as compared to $1,611,704 for the quarter ended September 30, 2007.  The increase of revenues of $5,016,893 or 311% was mainly due to increased product license income from mobile games to handsets, one time downloads and monthly subscription revenues for 3G games derived from mobile operators, resellers and hand set distributors and license sales for our new technology platform Mobile Booster™. During the three months ended September 30, 2008, $769,800 of revenues were generated from a reseller license agreement.

GENERAL AND ADMINISTRATIVE:  General and administrative expenses consist of salary for administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the quarter ended September 30, 2008 were $451,518 as compared to $390,730 for the quarter ended September 30, 2007. The increase of $60,788 was primarily due to an increase in legal, consultant, personnel and public relation expenses.

ENGINEERING AND COST OF SALES:  These costs generally consist of salary, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Engineering expenses for the quarter ended September 30, 2008 were $1,746,142 as compared to $360,510 for the quarter ended September 30, 2007. The increase of $1,385,632 was mainly due to increases of approximately $882,000 amortization of licensing, $206,000 consultant expense for China and European markets and $183,000 personnel expenses.

RESEARCH AND DEVELOPMENT:   Research and development expenses are similar in nature to engineering expenses, but they relate to products in their initial stage and are anticipated to generate revenue at a later date. Research and development expenses for the quarter ended September 30, 2008 were $105,695 as compared to $53,799 for the quarter ended September 30, 2007. The increase of $51,896 was mainly due to increased personnel and traveling expenses.

SALES AND MARKETING:  Sales and marketing expenses consist of salary expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expense, traveling and public relations activities. Sales and marketing expenses for the quarter ended September 30, 2008 were $740,696 as compared to $340,606 for the quarter ended September 30, 2007. The increase of approximately $400,000 was primarily due to an increase in travel, marketing, consulting and personnel expenses.

OTHER EXPENSES/INCOME:  Other expenses for the quarter ended September 30, 2008 were $99,496 as compared to $437,581 for the quarter ended September 30, 2007.  The decrease of approximately $343,000 in other expenses was primarily due to interest expense and foreign currency transaction losses in the third quarter of 2008 against interest on note payable of $460,000 in the third quarter of 2007.

INCOME FROM OPERATIONS AND NET INCOME: Income from operations for the quarter ended September 30, 2008 was $3,584,546 as compared to $466,059 for the quarter ended September 30, 2007.  The income from operations is mainly due to revenue of $6,628,597 from the sale of 3G games and technology licenses offset by operating costs of $3,044,051.  Net income for the quarter ended September 30, 2008 was $3,485,050 as compared to $28,478 for the quarter ended September 30, 2007.  The basic and diluted net income per share for the second quarter of 2008 was $0.07, as compared to $0.00 for the quarter ended September 30, 2007.

There was no income tax expense or benefit recorded for the three month periods ended September 30, 2008 and 2007.  During the third quarter of 2008, the Company relocated its global headquarters back to the United States.  Taxable income attributable to the U.S. for this quarter was offset with available U.S. net operating loss carryforwards.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007

REVENUES:  Revenues for the nine month period ended September 30, 2008 were $16,235,071 as compared to $2,684,458 for the nine month period September 30, 2007.  The increase of revenues of $13,550,613 or 505% was mainly due to increased product license income from mobile games to handsets, one time downloads and monthly subscription revenues for 3G games derived from mobile operators, resellers and handset distributors and the license sale for our new technology platform Mobile Booster™.

GENERAL AND ADMINISTRATIVE:  General and administrative expenses consist of salary for administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the nine month period ended September 30, 2008 were $1,480,310 as compared to $1,086,751 for the nine month period ended September 30, 2007. The increase of $393,559 was primarily due to an increase in legal, consulting, personnel and public relation expenses.

ENGINEERING AND COST OF SALES:  These costs generally consist of salary, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Engineering expenses for the nine month period ended September 30, 2008 were $3,798,962 as compared to $1,114,504 for the nine month period ended September 30, 2007. The increase of $2,684,458 was the result of an increase of $1,731,000 amortization of licensing, $409,000 consultant expense for China and European markets and $483,000 personnel expenses.

RESEARCH AND DEVELOPMENT:   Research and development expenses are similar in nature to engineering expenses, but they relate to products in their initial stage and are anticipated to generate revenue at a later date. Research and development expenses for the nine month period ended September 30, 2008 were $273,394 as compared to $181,372 for the nine month period ended September 30, 2007. The increase of $92,022 was mainly due to an increase in overseas travel and personnel expenses.

SALES AND MARKETING:  Sales and marketing expenses consist of salary expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expense, traveling and public relations activities. Sales and marketing expenses for the nine month period ended September 30, 2008 were $1,676,952 as compared to $1,073,903 for the nine month period ended September 30, 2007. The increase of $603,049 was primarily due to an increase in travel, marketing, consulting and personnel expenses.

OTHER INCOME/EXPENSES:  Other income (expense) for the nine months ended September 30, 2008 was $164,806 as compared to ($416,107) for the nine month period ended September 30, 2007.  This increase was primarily due to an increase in foreign currency transaction gains in 2008 against interest on note payable in 2007.

.

INCOME (LOSS) FROM OPERATIONS AND NET INCOME (LOSS): Income from operations for the nine months ended September 30, 2008 was $9,005,453 as compared to loss from operations of ($772,072) for the nine month period ended September 30, 2007.  The income from operations is mainly due to revenue of $16,235,071 from the sale of 3G games and technology licenses offset by operating costs of $7,229,618.  Net income for the nine month period ended September 30, 2008 was $8,668,950 as compared to a net loss of ($1,188,179) for the nine month period ended September 30, 2007.  The basic and diluted net income / (loss) per share for the nine month period ended September 30, 2008 was $0.19 and $0.18, respectively, as compared to ($0.03) for the nine month period ended September 30, 2007.

For the nine months ended September 30, 2008, the Company recorded $501,310 of income tax expense, which is based on the estimated effective income tax rate for the year ending December 31, 2008.  The income tax expense recognized for the nine month period ended September 30, 2008, is net of a $677,000 deferred tax benefit as a result of a change in the valuation allowance attributable to the Company’s Hong Kong net operating loss carryforwards.  There was no income tax expense or benefit recorded in the nine month period ended September 30, 2007.

 LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, we had a working capital surplus of $10,309,725 and stockholders' equity of $25,466,965.

We have borrowed funds from time to time in the past from our chief executive officer, Eberhard Schoneburg.  As of September 30, 2008, we owed our CEO an aggregate amount of $476,212, as compared to $751,860 at December 31, 2007. The advanced funds bear interest at a rate of 5% per year and are unsecured.

The Company began generating income in the third quarter of 2007 and expects that cash flows generated from 2008 income and additional financing through various sources will be sufficient to fund the Company’s operations, working capital and commitments for the next twelve months. In the event that our operating plan changes due to changes in our strategic plans, lower-than-expected revenues, unanticipated expenses, increased competition, unfavorable economic conditions or other unforeseen circumstances, including the continued turmoil and tightening of the credit markets, and further weakening of consumer confidence and spending, our liquidity may be negatively impacted. If so, we could be required to adjust our expenditures for the remainder of 2008 and for 2009 to conserve working capital or raise additional capital, possibly including debt or equity financing, to fund operations and our growth strategy.

During the nine months ended September 30, 2008, we issued a total of 3,818,623 shares of common stock, which consists of 2,122,734 shares for $4,823,425 in a private placement, 381,250 shares for $257,500 upon the exercise of options and warrants, 1,094,639 shares upon cashless exercises and 220,000 shares as compensations for business referral services to two consultants.

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

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2008, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)

 Evaluation of Disclosure Controls.  Our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2008.

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

 Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Management concluded that we maintained effective internal control over financial reporting as of September 30, 2008.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

In connection with claims for certain unpaid wages and vacation pay made by former employees of our previous U.S. operations in 2002, we had accrued $108,000 representing the potential liability for these asserted claims with respect to this matter, as confirmed by an Administrative Law Magistrate. In January 2005, we received a court claim and a default judgment from the pending cases against some of these former US employees.  We filed a counter claim and a motion to void the default judgment. In October 2006, the Company and the former employees (except Robert Pantano, our former CFO) signed a settlement agreement and general release under which we paid $105,000.  On March 27, 2007, the court granted Mr. Pantano’s motion for summary judgment with respect to his claim under the Massachusetts Wage Act for unpaid wages and with respect to the counterclaims that had been asserted against him. The court also allowed Mr. Pantano motion to amend his complaint to add a claim for retaliation which the Company had filed opposition on November 12, 2007. In March 2007, the Court entered summary judgment for unpaid wages and on the counterclaims that had been asserted against Mr. Pantano.  Mr. Pantano’s claims for treble damages on his unpaid wages and for retaliation remain for adjudication.  Following adjudication, the Company and the CEO have a right to appeal and intend to do so.  In January 2008, the Court held a hearing on a motion to reach and apply.  The Court allowed reach and apply relief in the amount of $165,000 (which represents the amount of single damages, interest and attorneys fees claimed as of January 2008 and accrued by the Company). However, the Company has only agreed to place this amount in an escrow account, subject to the terms of an escrow agreement between the parties.  The amount can only be released upon approval of the Company or final judgment with no further appeal.  Mr. Pantano has since filed a motion for summary judgment on his pending claim.  The Company has opposed Mr. Pantano's motion for summary judgment on his claim for treble damages.  The Court held a hearing on the motion in September 2008.  Mr. Pantano filed a second motion for summary judgment on his pending claim for treble damages arguing, among other things, that a recent amendment to the Massachusetts Wage Act which provides for mandatory treble damages applies to his claim and therefore creates for Mr. Pantano a statutory entitlement to such treble damages.  The Company opposed Mr. Pantano's motion for summary judgment on his claim for treble damages.  On September 23, 2008, the Court denied Mr. Pantano's motion for summary judgment on his pending claim for treble damages, holding that the amendment to the Wage Act did not apply retroactively and that disputes of fact exist as to whether Mr. Pantano can recover treble damages, which disputes will have to be resolved at trial.  The Court has scheduled a trial in this matter for November 2008.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2008, the Company issued 31,250 shares of common stock to an investor for $37,500 upon exercise of a warrant issued in November 2006.

In July and August 2008, the Company issued 220,000 shares of common stock to two consultants as partial compensation under their business referral services agreements.

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

Date: October 31, 2008

By:

/s/ Eberhard Schoneburg

Name: Eberhard Schoneburg

Title:  Chief Executive Officer and

Principal Financial Officer