Form 10-K
period 2008-12-31
ARTIFICIAL LIFE INC
filed 2009-02-10
CIK 1070361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

(310) 496 4288

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):	Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price of our common stock as of June 30, 2008 was approximately $51,870,000.

As of January 30, 2009, the Registrant had 47,724,132 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

We own or have rights to certain trademarks that we use in connection with the sale of our products, including, but not limited to, the following: Smart Engine™, MobileBooster™, MoPA-TV™, SmartBot™, V-Girl™, V-boy™, ToonMates™, V-disco™, V-penguins™ and Poli-the Bear™. This Form 10-K may also contain trademarks, trade names and service marks that are owned by other persons or entities.

References in this annual report on Form 10-K to “we”, “us” and “our” is to Artificial Life, Inc., a Delaware corporation.

CAUTIONARY STATEMENT REGARDING FUTURE RESULTS, FORWARD-LOOKING INFORMATION AND CERTAIN IMPORTANT FACTORS

In this report we make, and from time to time we otherwise make, written and oral statements regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations and others, and discussions with management and our other representatives. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties. No assurance can be given that the results reflected in any forward-looking statement will be achieved. Any forward-looking statement speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications and other information from suppliers, government agencies and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement, or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

PART I

ITEM 1. BUSINESS

General and History

Artificial Life, Inc., a Delaware corporation with global headquarters in Los Angeles, California, is a full service mobile phone application software provider and a pioneer in broadband mobile entertainment, mobile games, interactive mobile controlled TV, mobile business applications and mobile software technology. In 2008, Deloitte Touche Tohmatsu recognized us as one of the fastest growing companies in Asia.

Artificial Life, Inc. was founded in 1994 by Eberhard Schoneburg, our current president, chief executive officer and chairman. In December 1998, we had an initial public offering and our shares were listed on the Nasdaq Small Cap Market. From 1998 until the end of 2001 we developed so called smart agent driven Internet software. In 2002 we changed our business model and started developing mobile phone applications. From 2002 until the middle of 2008, our main office and headquarters were located in Hong Kong. In 2008, we relocated our headquarters to Los Angeles, CA, USA. Our shares currently trade on the Over-The-Counter Bulletin Board market (OTCBB) under the ticker symbol: ALIF.

Our current core business is to develop, market, distribute and sell leading edge software applications and technologies for the latest 3rd and 4th generation (3G and 4G) wireless telecommunications devices and mobile phones. Among many other industry awards, we won the global Best Mobile Game Award by Ericsson and the Hong Kong Digital Entertainment Excellence Award for the Best Mobile Entertainment Product. For further details please visit our website www.artificial-life.com.

Background

We originally developed Internet Technology and ALife SmartBot™ Internet products in the areas of general information retrieval, web navigation, customer self-help, self-service applications and direct marketing on the Internet as well as wealth building and investment portfolio management for major international banks and financial institutions.

Today most of our products are based on our own proprietary ALife-SmartEngine™ technology and our SmartEngine Mobile Platform (“SEMP”), which is a server side middle ware used to develop and deploy our mobile applications. Please see our website www.artificial-life.com for more details about our core technology.

We are also pioneers in the field of animated human like intelligent user interfaces for online and mobile devices. Many of our applications can communicate with the user via a life-like three-dimensional graphical interface today mostly known as “avatars”. These avatars may also be customized for specific client and branding purposes.

Since 2002 we focus on mobile software development. In 2007, we became a global full service mobile software provider developing and distributing mobile entertainment applications, mobile games, mobile controlled TV formats, mobile business applications and mobile software technology in general.

Mobile Products

Our main revenue source for 2008 was sales of mobile games, especially for 3G devices and smart phones. In addition to mobile games, we currently offer and sell three distinct mobile software packages:

-	Mobile controlled TV (MoPA-TV™ since mid 2007)
-	Mobile business applications (Mobile Diab™ and Mobile Property since 2008)
-	Mobile technology and productivity tools: Mobile Booster™ (since 2008)

Our mobile games are sold through reseller channels or under contract with major mobile carriers and operators world wide. A significant amount of our games are sold via retailers to handset manufacturers who pre-install the games on their handsets before they are shipped to end users. In addition, we sell directly to end users via our own web portal www.botme.com.

Our interactive TV technology platform MoPA-TV™ and special interactive TV show formats are sold to TV stations and TV format and content producers.

Our mobile business applications are sold either directly to clients or through resellers and distributors. We currently sell two mobile business applications: 1) Mobile Diab™, a mobile blood sugar monitoring system for diabetes patients and 2) Mobile Property, a mobile service for property agents.

In 2008 we started selling our mobile productivity tool MobileBooster™. This tool is sold directly to software companies that are interested in venturing into the mobile software business.

Mobile Games

We produce and sell mobile games, especially for broadband networks and high level mobile phones. These games usually have advanced features such as live streaming video, multiplayer functions, real time 3D animations, and live network connections etc.

Currently, we sell over 60 mobile games. Even though most of our games are designed for 3G phones, we also build versions of our games to cater to lower grade phones such as 2G and 2.5G phones and networks. A full catalog of our game titles may be found at www.botme.com and www.artificial-life.com

Since the launch of the iPhone and iPod Touch by Apple, Inc. we have focused on developing games for these powerful wireless devices. In December 2008, in co-operation with Cartoon Networks, we launched the first iPhone and iPod Touch game Amateur Surgeon. The game was one of the best selling games in December 2008 in Apple stores. It was also the first 17+ age restricted mobile game in the Apple stores. The Company intends to release several new iPhone and iPod Touch games in 2009. We presently are developing games for clients and partners as well as for our own original game properties.

Besides the iPhone/iPod Touch platforms, we are also supporting Android, the new Google open source platform. We have already launched the first product for this platform Klitschko Boxing in November 2008 and we intend to launch further products one the Android platform in 2009.

For the most widely used mobile platform, Java we currently already offer over 60 mobile games. These games are sold via our own web portal www.botme.com or through reseller channels and/or operators/carriers world wide.

MoPA-TV™: mobile controlled interactive TV shows and formats

In early 2007, we acquired an innovative mobile interface technology to live TV shows called SMS Galaxy. We renamed the technology “Mobile Participation TV” or short MoPA-TV™. During 2007 and 2008 we have substantially improved on the original technology and added a series of new product features. See our website www.mopa-tv.com for more details. MoPA-TV™ is an interface technology for live TV shows. It allows TV viewers to participate in live TV shows from their home and to see themselves represented as an interactive 2D or 3D avatar on their TV screen in real time interacting with other MoPA-TV™ players or the TV show host.

The latest addition to the MoPA-TV™ system is a face rendering tool. This feature allows participants to create an avatar with a face that looks like their very own face. For this participants simply take a photo of their own face with the built-in camera of their phones and send this picture to our servers. Our system then maps this photo on a pre-set 3D head of a chosen avatar.

With the acquisition and improvement of MoPA-TV™ we have become a pioneer and instant market leader in the space of interactive mobile interfaces to live TV shows. In early 2008 we launched a very successful pilot live TV show in Japan with TV Asahi. We are further improving this technology and are currently rolling out MoPA-TV™ globally.

We are providing the core technology of MoPA-TV™ to TV stations as well as full custom interactive TV game show formats. MoPA-TV™ game show formats can easily be customized to create a new game show or it can be integrated as a new feature into already existing popular game show formats.

MoPA-TV™ can also be used at large live events using oversized indoors or outdoor digital screens. In December 2008, we successfully launched the first such live interactive quiz show with the German Soccer club FC Bayern Munich at their famous Allianz Arena which seats approximately 70,000 participants.

Mobile business applications (Mobile Diab™ and Mobile Property since 2008)

Artificial Life currently offers two major non-game business applications:

-	Mobile Diab™
-	Mobile Property

Mobile Diab™

Mobile Diab™ is an innovative and interactive mobile diabetes monitoring and patient coaching system. It consists of an interactive mobile phone client component for patients to monitor their levels of blood sugar, blood pressure, bread unit intake, weight and even physical activities. The monitoring data from the user’s phone is automatically transferred via secure wireless networks to a centralized telematic platform and then made accessible to doctors for analysis through a secure and specialized interface on the Internet. Doctors can then set up automated alerts, advice messages and schedules to send to patients when certain data points are exceeded.

Mobile Property

Mobile Property delivers real estate property descriptions along with multimedia assets (like graphical floor plans, images and videos) in real time to the mobile phone in an easy to use format. The system simplifies the property search process for the customer, while at the same time projecting a wider marketing campaign to the real estate agent. The mobile software uses a unique combination of mobile technology, internet property portal and content search engine. It increases the efficiency and productivity and raises the profile of the real estate agent in the marketplace by providing a real time reporting and analysis module for user interests.

Mobile Technology (“SEMP”) and Productivity Tools: Mobile Booster™ (since 2008)

SEMP™

In 2003 we started to develop a next generation mobile technology platform called SmartEngine Mobile Platform (SEMP™) for 2G and 3G phones and mobile devices. The technology was first launched in February 2004 with a major Hong Kong operator and was rolled out as part of our mobile solutions in many other countries since 2005. The SEMP is continuously being developed further to allow the serving of new upcoming phone types and other platforms.

SEMP allows the use of interactive avatars and interactive video applications on mobile devices such as 2G or 3G phones or personal digital assistants.

The key features of the new SEMP are:

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

SEMP provides a robust content delivery mechanism with powerful extensibility features to allow for the handling of new mobile devices, protocols, markup tags as well as fully customizable style formatting for specific handsets. Some of the most utilized features of SEMP are its real-time image formatting engine which takes a high-resolution server side image and re-samples it based on the mobile profile of a connecting device. This produces the best viewing experience on any device that is recognized. Device profiles are easily added to the system to give greater support for a large number of handsets.

SEMP's core is augmented by enabling modules such as UserProfiling and Billing. UserProfiling provides a means of storing user-specific information which remains persistent from session to session and allows the platform to provide a more unique user experience as well as give the operators more useful information about their patrons. A billing interface with an open API gives specific implementations the ability to connect to operators and charge customers seamlessly. Furthermore, SEMP integrates with Artificial Life's SmartEngine™ to provide a natural language intelligent interface especially suited for mobile entertainment and education applications.

The SEMP platform is implemented in J2EE and runs under a suitable application server which provides fault-tolerance and scalability support. SEMP is also designed to scale with the mobile network on which it is deployed. As an example, if a 3G device or handset with video playback/streaming support connects to a service running on top of SEMP, then appropriate content will automatically be served. This means that frame rate, resolution and encoding is chosen to match the capabilities of the connecting mobile device.

As a result, applications that leverage SEMP are able to reach a wide customer base, serve and support all major handsets, provide unique viewing and interaction experiences, and automatically render out formatted pages best suited for the connecting device and allow new types of intelligent interactive mobile video applications.

Most of our current 3G mobile products are based on the SEMP platform or are using some of its functionality.

MobileBooster™

MobileBooster™ is a development and productivity tool and platform for mobile broadband 3G applications and games. It facilitates and supports the mobile products roll-out process. It targets and supports mobile operators and carriers, production studios, software developing companies, media companies and mobile aggregators and resellers in their roll-out and distribution process of mobile applications. This web based platform organizes and automates the creation of program builds and the roll-out management of mobile products by providing and managing and keeping concise records of handset types, operators, aggregators, products and project information and data.

MobileBooster™ comes populated with over 500 unique handset type data and associated attributes. It allows centralized and distributed storage management for mobile application builds.

MobileBooster™ supports the whole production life cycle including the design phase, development phase, testing phase, porting phase and roll-out phase. For further information please visit www.artificial-life.com

Mobile Marketing and Advertisement

In addition to our mobile products, we also offer unique new opportunities to advertising agencies, media companies and major global brands to realize high quality interactive in-game product placements in 2D and 3D as well as individually sponsored and custom-developed mobile games. Our first clients in this field were acquired in 2008: BMW and Red Bull.

Mobile Aggregation and Distribution: Direct to consumer sales BOTME.COM

We have further expanded our global reach through the establishment of an off-deck web portal with which we are selling our products directly to end users. Our mobile portal site is www.botme.com

Consulting and Product Services

We also occasionally provide consulting and custom specific project and product development services either directly or by utilizing the resources of partners, resellers and consultants. In addition, we provide support for the creation and maintenance of our mobile products, and upon request, customer specific back-office tools for analyzing client profiles gathered by our bots, ourselves or through our partners and resellers.

Business Strategy

Our current business strategy is to establish the Company as the leading full service broadband mobile content provider. We are focusing on four key markets: mobile games, mobile TV, mobile business applications and mobile development and productivity tools and technology. In addition, we offer consulting services, customization services, custom product development for clients and even product placements and mobile marketing as well as mobile distribution and aggregation.

By covering the whole range of mobile software since the middle of 2007, we have successfully established multiple and independent revenue streams for the Company. We believe that this mix of revenue streams is the basis for our current success and profitability and we intend to continue to expand our business on this basis.

We support all major mobile platforms such as Java, Brew, Symbian, iPhone/iPod touch, Android and have the technical tools and capabilities to launch mobile products on over 1,000 handset types globally.

Our target markets so far have mostly been Asia and Europe. With the re-location of our headquarters to Los Angeles we expect more business in the USA and South America in 2009. We are also considering strategic acquisitions of other companies whose business can be complimentary to ours.

Marketing and Sales

We are currently selling and marketing our products through a variety of methods and a vast number of channels, including but not limited to direct sales, distribution and channel agreements, hand-set manufacturers, strategic relationships with third party providers and resellers, and plan to continue to do so going forward. We believe that partner networks and strategic relationships, such as our co-operation with Paramount, Warner Bros., Turner, Cartoon Networks, Red Bull, BMW and other key alliances around the world, provide an effective means of entering targeted vertical markets while targeted direct sales are instrumental for obtaining large, must-have clients. It is our belief that this strategy will provide a cost effective means of achieving maximum exposure for our products and services.

Key Strategic Alliances

Relationship with Apple Inc.

Artificial Life is an accredited and registered developer for the iPhone and iPod Touch platforms from Apple. We are currently developing over one dozen iPhone and iPod Touch games and applications and launched the first game in December 2008 and intend to release several new games and applications throughout 2009. These games and applications are sold directly to consumers through the online Apple shop and iTunes platform.

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

The contract relates to the development of game applications for wireless platforms based on games published by Adult Swim, Cartoon Network's late night programming block showcasing original and acquired animation for young adults aged 18-34. In December 2008, we released the first successful joint product Amateur Surgeon for the iPhone and iPod Touch platform.

Relationship with Soccer Star Leo Messi

In December 2007, we signed an exclusive four-year license deal with Argentine soccer star Lionel Andres Messi to produce a series of interactive mobile games based on Leo Messi's image and likeness. In early 2008, we successfully released and globally launched a Leo Messi soccer game in real time 3D.

Relationship with Paramount

In 2007, we signed a worldwide licensing deal with Paramount Digital Entertainment, a division of Paramount Pictures Corporation, to release two exclusive mobile games based on the multiple Academy Award winning movie "Braveheart" and the box office smash hit "Shooter".

In 2008, the Braveheart game was successfully launched globally and we developed a complex real time 3D game version of the Shooter movie to launch on iPhone/iPod Touch in early 2009.

Relationship with Red Bull Air Race

In 2008 we signed a license and game contract with Red Bull Air Race to bring the exciting Red Bull Air Race series to the iPhone/iPod Touch platform. This game is our first advertisement based game and will be released in the first quarter of 2009.

Relationship with BMW

In November 2008, we reached an agreement with the German luxury car maker BMW to develop and launch an iPod/iPhone Touch game that features and promotes to new upcoming BMW Z4. This game is also scheduled for release in the first quarter of 2009. Part of the agreement is also a license relating to the development of a racing game featuring the BMW Formula 1 car.

Relationship with soccer club FC Bayern Munich

In mid 2008, we signed a two year exclusive license agreement with famous German soccer club FC Bayern Munich to develop and launch at least two interactive 3D soccer games based on the players of the club. We entered into a second agreement to develop and show interactive mobile quizzes based on MoPA-TV featured on the outdoor digital screens in the Allianz soccer arena. The first interactive live show aired during a home match in early December 2008.

Relationship with TV Asahi

In June 2008, we partnered with national Japanese TV station TV Asahi to launch a pilot show for an interactive mobile TV show series. The pilot show was very successful and reached 13% of all TV viewers.

Agreements with Mobile Operators and Resellers

In 2008, we have further expanded our global reach to end users by signing up many new mobile operators and carriers as distributors for our products. As of today, we have entered into agreements with telecom carriers to make our products available in over 100 countries and all key markets worldwide, including Australia, Austria, Brunei, Canada, China, Croatia Denmark, Finland, Germany, Greece, Holland, Hong Kong, Hungary, India, Israel, Italy, Japan, Latvia, Lithuania, Luxemburg, Malaysia, Mauritius, New Zealand, Poland, Spain, Sweden, Switzerland, South Africa, Taiwan, the United Kingdom, the USA and many other markets.

We have also entered into agreements with more resellers of mobile devices to pre-install our games on mobile phones. We are constantly evaluating additional strategic potential alliances globally for marketing and re-selling of our products and applications.

We established over 1,000 active direct and indirect sales channels for our products.

Other Agreements and Events of the Past Year

In February 2008, we signed a reseller agreement with Thumbplay and launched our America’s Next Top Model Series 10 game in the USA and globally.

In March 2008, we launched our Germany’s Next Top Model game in Europe. In March 2008, we also sold the first licenses of our Mobile Diab™ system into China.

In April 2008, Artificial Life signed a licence deal with the two world boxing champions Vladimir and Vitali Klitschko and a two year exclusive license deal with soccer club FC Bayern Munich.

In June 2008, we released version 1.0 of our new MobileBooster™ product. Also in June 2008, we launched a pilot TV show based on our MoPA-TV in Japan with TV Asahi and reached a market penetration for the pilot show of 13%.

In August 2008, we relocated our headquarters to Los Angeles, California; USA, and launched a TV production studio for our interactive MoPA-TV show formats.

In September 2008, we launched our first 3D soccer game for FCBayern Munich.

In November 2008, Artificial Life was elected into the list of Top 50 fastest growing companies in China by Deloitte. Artificial Life is ranked the eighth fastest growing company in China based on its revenue growth rate between 2005 – 2007.

In December 2008, Artificial Life released the first Android game for Google’s Android platform: Klitschko Boxing and its first iPod game Amateur Surgeon. In December, we sold the first major licenses for our MobileBooster™ product.

In December 2008, we were selected as the twentieth fastest growing companies in Asia Pacific by Deloitte in their annual Fast 500 Survey.

Competition

The market for most of our products and services is still emerging and constantly evolving. Competition may intensify as the markets mature and more established software companies may become increasingly involved. Barriers to market entry may be considered as relatively insubstantial. However, we believe that we have a strong market position and a technical lead especially in the 3G area due to the use of our SEMP™ and MobileBooster™ which allow us the effective production of high quality mobile games and applications.

In the mobile area, the following companies may be considered potential competitors even though none of them has - to our knowledge - yet produced any direct competing product to us: Bandai Networks Co., Ltd.; BANPRESTO Co., Ltd.; Capcom Co., Ltd; Com2uS Corp.; CYBIRD Co., Ltd.; Digital Chocolate, Inc.; Digital-Red Mobile Software Co., Ltd.; Eidos Interactive Ltd. (under SCi Entertainment Group); Electronic Arts, Inc.; Entaz Co., Ltd.; Gameloft GAMEVIL, Inc.; Glu Mobile; G-mode Co., Ltd.; Hands-On Mobile, iFone Ltd.; InfoSpace, Inc.; IN-FUSIO; I-Play (under Digital Bridges Limited); Jaleco Ltd.; JAMDAT Mobile Inc.; Konami Digital Entertainment, Inc.; KongZhong Corp.; Kuju Mobile; M DREAM Co., Ltd.; MFORMA Group, Inc.; Mr. Goodliving Ltd. by RealNetworks, Inc.; Namco Networks America Inc.; Pearl-in-Palm Information Technology Ltd.; Player One Ltd.: Reakosys, Inc.; Sammy Corp.; SEGA Mobile, division of SEGA Corporation; Square Enix Co., Ltd.; Square Enix, Inc.; Superscape Group plc; Taito Corp.; THQ Wireless Inc.; Tianjin Mammoth Technology Co., Ltd.

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

Employees

As of December 31, 2008, we had 68 full time employed staff, of whom 60 are engaged in research, engineering, product development, sales, marketing and technical support and the balance in management and administrative positions. None of our employees is represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and consider relations with our employees to be good. We also work with a varying and growing number of long term and short term contractors to support our operations.

General Market Conditions

Economic conditions in the United States and in foreign markets in which we operate could substantially affect our sales and profitability. Economic activity in the United States and throughout much of the world has undergone a sudden, sharp economic downturn following the recent housing downturn and subprime lending collapse in both the United States and Europe. Global credit and capital markets have experienced unprecedented volatility and disruption. Business credit and liquidity have tightened in much of the world. Some of our suppliers and customers may face credit issues and could experience cash flow problems and other financial hardships. These could affect timeliness of payments to us. Consumer confidence and spending are down significantly.

Changes in governmental banking, monetary and fiscal policies to restore liquidity and increase credit availability may not be effective in alleviating the global economic declines. It is difficult to determine the breadth and duration of the economic and financial market problems and the many ways in which they may affect our suppliers, customers and our business in general. Nonetheless, continuation or further worsening of these difficult financial and macroeconomic conditions could have a significant adverse effect on our sales, receipts, profitability and results of operations.

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTY

In April 2008, we leased one additional full floor in our Hong Kong office building in order to expand our production team. The rental amount and expiration date of the new lease are the same as the existing lease, which expires in December 2009, requiring total monthly lease payments of $20,600 for approximately 8,400 square feet of total office space.

In August 2008, we entered into a new one-year lease for our Tokyo, Japan office, requiring a monthly rental payment of $3,980.

In September 2008, we entered into a short-term lease for our new U.S. office in Los Angeles, which serves as our global corporate headquarters, requiring a monthly rental payment of $2,628, renewable every three months.

In February 2007, we established an office in Berlin, Germany, which serves as our headquarters for Europe, Middle East and African operations, with a focus on customer service, as well as localization and customization of our products for the European markets. Our Berlin office consists of 7,632 square feet of office space that we lease at a rate of $7,200 per month. The lease increases by $1,300 every year until 2009. The lease expires in February 2012.

ITEM 3. LEGAL PROCEEDINGS

In September 2008, an action was brought against the Company in Germany in a contractual dispute, in which a claim of approximately $375,000 was made against the Company. A court hearing is scheduled for September 2009 before the State Court in Berlin. The Company intends to contest this claim and defend itself vigorously and intends to file a counterclaim for damages of at least $1 million. The Company cannot predict the outcome; however, the Company believes that the final outcome of this matter will not have a material adverse impact on its financial position or results of operation.

In connection with claims for certain unpaid wages and vacation pay made by former employees of our previous U.S. operations in 2002, we had accrued $108,000 representing the potential liability for these asserted claims with respect to this matter, as confirmed by an Administrative Law Magistrate. In January 2005, we received a court claim and a default judgment from the pending cases against some of these former US employees. We filed a counter claim and a motion to void the default judgment. In October 2006, the Company and the former employees, except Robert Pantano, our former CFO, signed a settlement agreement and general release under which we paid $105,000 and settled all claims. In November 2008, Mr. Pantano, the Company and the CEO executed a settlement agreement in which the company paid $219,999 (of which $108,000 had been accrued before) to resolve all claims that had been asserted in the litigation.  Neither the company nor the CEO admitted any liability in connection with this settlement.  The parties have filed a stipulation of dismissal with the Court, and the litigation has been terminated.  On November 26, 2008, the Company forwarded $17,774 to the Massachusetts Department of Revenue, in full and final satisfaction of the civil penalty and outstanding interest that had been assessed by the Commonwealth of Massachusetts in April 2002.

From time to time, other legal proceedings or disputes arise in the normal course of business. The Company monitors and reviews these matters and maintains accruals where appropriate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
                AND ISSUER PURCHASERS OF EQUITY SECURITIES

Market Information

Our common stock currently trades on the Nasdaq Over The Counter Bulletin Board under the symbol “ALIF”. The following table sets forth for the periods indicated, the range of the high and low bid quotations for our common stock. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

2007	Low	High
First Quarter	$1.69	$3.40
Second Quarter	$1.77	$3.00
Third Quarter	$1.20	$2.82
Fourth Quarter	$1.20	$2.00

2008	Low	High
First Quarter	$1.55	$2.00
Second Quarter	$1.65	$2.60
Third Quarter	$1.18	$1.90
Fourth Quarter	$0.80	$1.15

Shareholders

As of January 30, 2009, we had outstanding 47,724,132 shares of common stock, held by approximately 169 stockholders of record.

Dividend Policy

To date, we have neither declared nor paid any cash dividends on shares of our common stock. We presently intend to retain earnings to finance the operation and expansion of our business and do not anticipate declaring cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

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

During the course of 2008, Artificial Life Inc. strengthened its position as a leading full service global mobile software provider by offering a wide variety of mobile products such as: mobile games and entertainment, mobile TV, mobile advertisement, mobile distribution and aggregation, mobile business applications and mobile productivity tools and technology.

In 2008, we sold a record of over ten million licenses for our mobile games world wide, a significant increase over the approximate four million licenses sold in 2007.

In the second half of 2008 we became a registered developer for Apple’s iPhone and iPod Touch platforms and develop games and applications for these platforms and released our first iPhone game in December 2008.

Approximately 57% of our revenues were derived from mobile games, while approximately 23%, 14%, and 4% of our revenues were derived from the sales of MobileBooster™ productivity tool, mobile business applications Mobile Diab™ and MoPA-TV, respectively.

We have experienced strong growth in overall revenues and profits in 2008 as compared to 2007. We have won several major new clients and partners such as the German soccer club FC Bayern Munich, German car manufacturer BMW, Paramount, Red Bull, TV Asahi and Turner (Cartoon Networks).

Historically, our revenues have been relatively small and we have experienced operating losses and negative cash flow from operations. We have financed our operations in recent years mostly by raising capital through equity financings and through loans provided by our founder and Chief Executive Officer. In 2008, we completed a private placement of common stock and warrants to several investors, raising gross proceeds of approximately $4.8 million. This financing provided us with greater financial flexibility to pursue new business opportunities, invest in new licenses and new product development. We will intend to expand and to create and deliver innovative mobile technologies and products.

Even though we have seen a major improvement in sales and revenues in 2007 and 2008, we still may experience significant fluctuations in our future operating results due to a variety of factors. Factors that may affect our operating results include the development of the global mobile broadband markets, the general market acceptance of our products, the growth of the 3G handset markets, the future growth of sales of iPhone/iPod Touch products and Android products, our ability to sell or license our intellectual property at reasonable price levels, success in creating and entering into strategic alliances, our mix of product and service sales, our response to competitive pressure and our ability to attract and retain qualified personnel. In addition to the foregoing industry related factors, the downturn in the global economy over the past several months could have an undesirable effect on our operations and revenue in 2009.

Gross profit margins vary from product to product and between products and services. Although we may have some ability to affect our products and services mix, our sales mix may vary from period to period and our gross margins will fluctuate accordingly.

Results of Operations —Year Ended December 31, 2008 compared to Year Ended December 31, 2007

Revenues. Revenues for the year ended December 31, 2008 were $22,454,414, compared to $5,801,212 for the year ended December 31, 2007. The increase of $16,653,202 or 287% was primarily due to licensing revenue generated from the sales of our classic 3G mobile products such as V-Girl ™, V-Boy™, Chips Unlimited:Texas Hold'em, as well as license income from the sales of our MobileBooster™ product and our Mobile Diab™ application.

Engineering and Cost of Sales. These costs generally consist of salary and payroll tax expenses, training, consulting, subcontracting and other expenses incurred to develop and fulfill the engineering (design specifications) of the products and services from which we derive our revenues. Total engineering and cost of sales expense for the year ended December 31, 2008 were $6,096,764, compared to $2,113,172 for the year ended December 31, 2007. The increase of $3,983,592 or 189% was primarily due to an increase in staff, rental and traveling costs.

Research & Development Expenses. Research and development expenses are similar in nature to engineering expenses with the exception that they relate to products in their initial development stage and are expected to generate revenue at a later date. Total research and development expenses for the year ended December 31, 2008 were $358,115, compared to $296,283 in the year ended December 31, 2007. The increase of $61,832 or 20.9% was primarily due to an increase in rental and traveling expense.

General and Administrative Expenses. General and administrative expenses consist of salary and payroll tax expenses of administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications, and travel. Total general and administrative expenses for the year ended December 31, 2008 were $3,268,260, as compared to $1,492,012 for the year ended December 31, 2007. The increase of $1,776,248 or 119% was primarily due to an allowance for doubtful account of approximately $732,000 and an increase in rental expense including our new Los Angeles office, increased legal and audit fees, recruiting expenses and other personnel expenses.

Sales and Marketing Expenses. Sales and marketing expenses consist of salary and payroll tax expenses of marketing personnel, and costs relating to marketing materials, promotional videos, advertising, trade show related expense and public relation activities. Total marketing expenses for the year ended December 31, 2008 were $2,272,516, as compared to $1,853,777 for the year ended December 31, 2007. The increase of $418,739, or 22.6% was primarily due to an increase in marketing and consulting expenses relating to new product offerings in Japan and Europe.

Net Income. Net Income for the year ended December 31, 2008 was $10,575,285 as compared to $1,011,817 for the year ended December 31, 2007. This increase of $9,563,468 or 945% was primarily due to an increase in sales of our mobile products and technologies and licensing of our mobile technology. The basic and diluted net income per share for the year ended December 31, 2008 was $0.23 and $0.22 compared to the basic and diluted net income per share for the year ended December 31, 2007 of $0.03 and $0.03.

Income from Operations and Net Income Excluding Stock-Based Compensation Expense and Debt Discounts on Detached Warrants Issued with Convertible Promissory Note.

For the year ended December 31, 2008 and 2007, our income from operations, respectively, was $10,458,759 and $45,968 and our net income was $10,575,285 and $1,011,817, respectively, which includes the effects of SFAS 123(R) which requires the recognition of compensation expense for stock options, and including the effects of interest expense arising from the accretion of discount on convertible notes. Excluding the income statement effects of share-based compensation and interest expense arising from the accretion of discount on convertible notes, our non-GAAP income from operations would have been $10,458,759 in 2008 and $169,868 in 2007 and our non-GAAP net income would have been $10,626,158 in 2008 and $549,587 in 2007.

Non-GAAP income from operations and net income exclude stock-based compensation and interest expenses or accretion of debt discount expense that are driven primarily by discrete events that management does not consider to be directly related to our core operating performance. These non-GAAP financial measures should not be considered a substitute for income from operations and net income calculated in accordance with US GAAP, and the financial results calculated in accordance with US GAAP and reconciliations to those financial statements should be carefully evaluated. The non-GAAP income from operations and net income used by us may be calculated differently from and therefore may not be comparable to similarly titled measures used by other companies.

We believe that the presentation of non-GAAP income from operations and non-GAAP net income, especially as it relates to 2007 figures, provides important supplemental information to management and investors regarding financial and business trends relating to our financial condition and results of operations.

Reconciliation of GAAP to Non-GAAP Results

The table below sets forth the items included in income from operations and net income that management excludes in computing the non-GAAP income from operations and non-GAAP net income and provides a reconciliation of GAAP to Non-GAAP results:

	2008	2007
GAAP income from operations	$ 10,458,759	$ 45,968
Adjustment for share-based compensation within:
General and administrative	-	123,900
Income from operations excluding share-based compensation and interest expense from debt discount	$ 10,458,759	$ 169,868

GAAP net income	$ 10,575,285	$ 1,011,817
Adjustment for share-based compensation within:
General and administrative	-	123,900
Gain on value of derivative
liability /extinguishment of liabilities	(48,127)	(685,130)
Debt discount on promissory notes within:
Interest expense	99,000	99,000
Net income excluding share-based compensation and interest expense from debt discount	$ 10,626,158	$ 549,587

Liquidity and Capital Resources

For the year ended December 31, 2008, we reported net income of $10,575,285, cash provided by operations of $3,271,599, and at December 31, 2008 had a working capital surplus of $13,763,936. During the year ended December 31, 2008, net proceeds raised from the issuance of shares, including through the exercise of stock options, amounted to $5,278,502. On December 31, 2008, accounts receivable were $13,859,315. As of February 9, 2009, approximately $548,000 of this amount had been collected.

Despite positive cash flow in 2008, management continues to seek funding through direct share placement activities and believes that proceeds generated from share placement activities together with any cash flows generated from operating revenues will be sufficient to fund our operations and working capital needs through December 31, 2009. While we believe that we will be able to generate the cash and obtain the funding required to support our operations and growth, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and may need to revise our growth plans or reduce our overhead, which will adversely affect our operating results. Debt financing, if available, will increase expenses and must be repaid regardless of operating results. Equity financing could result in dilution to existing stockholders. Our future capital requirements may vary materially from those now planned.

In addition, economic conditions in the United States and in foreign markets in which we operate could substantially affect our sales and profitability. Economic activity in the United States and throughout much of the world has undergone a sudden, sharp economic downturn following the recent housing downturn and subprime lending collapse in both the United States and Europe. Global credit and capital markets have experienced unprecedented volatility and disruption. Business credit and liquidity have tightened in much of the world. Some of our suppliers and customers may face credit issues and could experience cash flow problems and other financial hardships. These could affect timeliness of payments to us. Consumer confidence and spending are down significantly.

Changes in governmental banking, monetary and fiscal policies to restore liquidity and increase credit availability may not be effective in alleviating the global economic declines. It is difficult to determine the breadth and duration of the economic and financial market problems and the many ways in which they may affect our suppliers, customers and our business in general. Nonetheless, continuation or further worsening of these difficult financial and macroeconomic conditions could have a significant adverse effect on our sales, receipts, profitability and results of operations.

Critical Accounting Policies

Revenue Recognition, Concentrations and Credit Risk

Revenue recognition rules for software businesses are very complex. We follow specific and detailed guidelines in determining the proper amount of revenue to be recorded. However, certain judgments affect the application of our revenue recognition policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from year to year.

The Company generates revenues from the following sources:

(a)	Software agreements from the licensing of the Company’s software;

(b)	Fees from mobile products sold to end users via telecommunications operators and carriers and

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

Revenues from entertainment products, games and technologies used in mobile phones are recognized net in accordance with Emerging Issues Task Force (“EITF”) issue 99-19. Recognition is net as (1) the Company is not the primary obligor in the arrangements, (2) the amount the Company earns is fixed (the download rate), and (3) the telecommunications carrier and the Company both have credit risk. Revenues are recognized only after the applications have been downloaded by mobile users from the carriers and such downloads have been charged by carriers to end users and these charges are supported by statements received from the carriers.

Revenues from application, consulting and implementation services are recognized as services are performed.

Revenue is deferred for transactions in which there are any significant future costs associated with that transaction. Development costs which are not required to be capitalized, primarily marketing and installation costs, are charged to earnings as incurred.

Allowance for Doubtful Accounts Receivable

The Company extends credit to its customers in the normal course of business. The Company performs ongoing credit evaluations and generally does not require collateral. The Company maintains reserves for potential credit losses based upon its loss history and its aging analysis. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review the allowance for doubtful accounts each reporting period based on a detailed analysis of our accounts receivable. In the analysis, we primarily consider the age of the customer’s receivable and also consider the creditworthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions, among other factors. If any of these factors change, we may also change our original estimates, which could impact the level of our future allowance for doubtful accounts.

If payment is not made timely, we will contact the customer to try to obtain payment. Once all collection efforts are exhausted, the receivable is written off against the allowance for doubtful accounts.

Impairment of Long Lived Assets, including Intangible Assets

We review our long-lived assets, including intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount of such an asset may not be recoverable. Recoverability of these assets is measured by comparison of their carrying amount to the future undiscounted cash flows the assets are expected to generate. If such assets are considered impaired, the impairment to be recognized is equal to the amount by which the carrying value of the assets exceeds their fair value determined by either a quoted market price, if any, or a value determined by utilizing a discounted cash flow technique. In assessing recoverability, we must make assumptions regarding estimated future cash flows and discount factors. If these estimates or related assumptions change in the future, we may be required to record impairment charges. Intangible assets with determinable lives are amortized over their estimated useful lives, based upon the pattern in which the expected benefits will be realized, or on a straight-line basis, whichever is greater.

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

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued EITF Issue No. 07-5 (“EITF 07-5”), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 - specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The adoption of EITF 07-5 is not anticipated to materially impact the Company's consolidated financial statements.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets. FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. Previously, under the provisions of SFAS No. 142, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or material modifications. FSP SFAS 142-3 removes the requirement of SFAS No. 142 for an entity to consider whether an intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions and requires an entity to consider its own experience in renewing similar arrangements. FSP SFAS 142-3 also increases the disclosure requirements for a recognized intangible asset to enable a user of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent or ability to renew or extend the arrangement. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. Accordingly, the Company does not anticipate that the initial application of FSP SFAS No. 142-3 will have an impact on the Company. The disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which becomes effective for fiscal periods beginning after December 15, 2008 (January 1, 2009 for the Company). SFAS No. 141 (R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree. In the case of a bargain purchase, the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. The Company does not expect the adoption of this statement to have a material impact on its financial statements unless the Company enters into business acquisitions in the future.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement does not require any new fair value measurements but provides guidance on how to measure fair value and clarifies the definition of fair value under accounting principles generally accepted in the United States of America. The statement also requires new disclosures about the extent to which fair value measurements in financial statements are based on quoted market prices, market-corroborated inputs, or unobservable inputs that are based on management’s judgments and estimates. The Company adopted SFAS No. 157 on January 1, 2008, and it is being applied prospectively by the Company for any fair value measurements that arise.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.  This statement permits entities to choose to measure eligible items at fair value at specified election dates.  The Company adopted SFAS No. 159 on January 1, 2008. This statement did not have an impact on the Company’s financial statements.

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

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)        Evaluation of Disclosure Controls. Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of our 2008 fiscal year. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

(b)       Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2008.

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

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Management concluded that we maintained effective internal control over financial reporting as of December 31, 2008.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

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

Name	Age	Position
Eberhard Schoneburg	52	Chairman of the Board, Chief Executive Officer, President and Treasurer
Ernest Axelbank	30	Chief Technology Officer
Claudia Alsdorf	42	Director
Dr. Gert Hensel	54	Director
Rene Jaeggi	60	Director

Eberhard Schoneburg has been our founder and Chairman of our Board since November 1994. He was Chief Executive Officer from November 1994 to May 1996 and from October 1997 to the present. We were founded in November 1994 as Neurotec International Corp., a wholly owned subsidiary of Neurotec GmbH, a German multimedia and Internet solutions company owned by Mr. Schoneburg and two corporate investors: a major German retailer and an industrial conglomerate. Neurotec GmbH was part of the Neurotec Group, a group of high tech companies founded in Germany by Mr. Schoneburg in 1993. In 1997, Mr. Schoneburg sold all of his shares in Neurotec GmbH to the remaining stockholders and contemporaneously purchased 100% of the shares of Neurotec International Corp. from Neurotec GmbH. From 1989 to 1994, Mr. Schoneburg was a professor for industrial applications of artificial intelligence at Fachhochschule Furtwangen, Germany. From 1988 to 1993, he was the chairman of the BIT Group, a group of five German high-tech companies which he founded in 1988. Mr. Schoneburg was awarded the First Prize of the Berlin Innovation Award in 1990 for the

development of the first European Neural Compiler and again in 1992 for the development of an expert system for detecting chemical hazards for Procter and Gamble. He has published five course books on a wide variety of topics such as computer viruses, neural networks, evolution strategies and genetic programming. Mr. Schoneburg has successfully launched over 20 high tech companies on three continents over the last 20 years.

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

As to our knowledge, during the fiscal year ended December 31, 2008, our executive officers, directors or beneficial owners of more than ten percent (10%) of our capital shares had duly filed reports on Form 4.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table provides summary information concerning the compensation earned by our chief executive officers for the fiscal year ended December 31, 2008 and 2007. No other executive officers received compensation from us in excess of $100,000 during those years.

Summary Compensation Table
Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option and Warrant Awards ($)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified deferred compen-sation earnings ($)	All other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Eberhard Schoneburg, Chief Executive Officer Ernest Axelbank Chief Technology Officer	2008 2007 2008 2007	$393,436 $181,250 $110,897 $100,000	$320,360 $749,151 $0 $8,333	$0 $0 $0 $0	$0 $0 $0 $0	$0 $0 $0 $0	$0 $0 $0 $0	$78,000(1) $68,500(2) $0 $0	$791,796 $998,901 $110,897 $108,333

(1) Represents housing allowance.

(2) Represents housing allowance of $65,500 and director meeting fee of $3,000.

The following table provides information concerning unexercised options and warrants, stock that has not vested, and equity incentive plan awards outstanding as of December 31, 2008.

Outstanding Equity Awards At Fiscal Year-End
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Eberhard Schoneburg CEO Ernest Axelbank CTO	300,000 700,000 300,000	-0- -0- -0-	-0- -0- -0-	$0.83 $0.83 $0.83	12/4/09 12/4/09 12/4/09	-0- -0- -0-	$0 $0 $0	-0- -0- -0-	$0 $0 $0

            The following table provides information concerning compensation paid by us to our directors during the fiscal year ended December 31, 2008.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Gert Hensel	$30,000	$0	$0	$0	$0	$0	$30,000
Claudia Alsdorf	$30,000	$0	$0	$0	$0	$0	$30,000
Rene Jaeggi	$60,000	$0	$0	$0	$0	$0	$60,000

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of January 30, 2009 regarding the beneficial ownership of our common stock by (i) each person that we believe beneficially owns 5% or more of our common stock; (ii) each named executive officer; (iii) each of our directors and each director nominee; and (iv) all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Information regarding ownership of our common stock by our security holders is based, in part, upon our review of Forms 3, 4 and 5, Schedule 13G filed with the Securities and Exchange Commission by such persons and information from the agent of our security holders. Unless otherwise noted, each of the stockholders listed in the table possesses sole voting and investment power with respect to the shares indicated, and the address of our directors and executive officers is the address of our corporate offices. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person or group. As of January 30, 2009, there were 47,724,132 shares of common stock outstanding.

	Shares Beneficially Owned
Name of Beneficial Owner	Amount	Percent of Class
Eberhard Schoneburg (1)	7,594,516	15.9%
Claudia Alsdorf (2)	434,166	*
Dr. Gert Hensel (3)	434,797	*
Rene Jaeggi (4)	100,000	*
Ernest Axelbank (5)	607,095	1.3%
Aroma Finanz AG (6)	3,077,325	6.4%
First Wilshire Securities Management, Inc. (7)	3,540,914	7.4%
Tong Nguen Khoong (8)	356,666	*
Bukit Kiara Capital Sdn. Bhd (9)	1,500,000	3.1%
Joint Glory International (10)	700,000	1.5%
Elton Participation Corporation (11)	2,554,500	5.3%
All current directors and executive officers as a group 5 persons (12)	9,170,574	19.2%
*	Less than 1%

(1)	Includes 1,000,000 shares subject to stock options and warrants that are exercisable within 60 days.

(2)	Includes 200,000 shares subject to stock options that are exercisable within 60 days.
(3)	Includes 200,000 shares subject to stock options that are exercisable within 60 days.
(4)	Represents 100,000 shares subject to stock options that are exercisable within 60 days.
(5)	Includes 300,000 shares subject to stock options that are exercisable within 60 days.
(6)	Based on our information for issuance of our securities. Includes 200,000 shares subject to stock warrants that are exercisable within 60 days.
(7)	Based on information reported by First Wilshire Securities Management, Inc. on Schedule 13G filed with the Securities and Exchange Commission on July 21, 2008.
(8)

Based on information reported by Tong Nguen Khoong’s investment agent on January 29, 2009. Does not include 1,500,000 shares beneficially owned by Bukit Kiara Capital Sdn. Bhd. and 700,000 shares beneficially owned by Joint Glory International, entities of which Tong Nguen Khoong is a director.

(9)	Based on information reported by Bukit Kiara Capital Sdn. Bhd.’s investment agent on January 29, 2009.
(10)	Based on information reported by Joint Glory International’s investment agent on January 29, 2009.
(11)	Based on our information for the issuance of our securities. Includes 851,500 shares subject to stock warrants that are exercisable within 60 days.
(12)	Includes 1,800,000 shares subject to stock options and warrents that are exercisable within 60 days.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2008 about our equity compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,165,000	$0.87	28,475,852
Equity compensation plans not approved by security holders	—	—	—
Total	2,165,000	$0.87	28,475,852

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since January 1, 2008, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any member of the immediate family of any of the foregoing individuals has or will have a direct or indirect material interest other than the transactions described below.

Employment Agreements

Under an executive employment Agreement dated July 1, 2006, we have agreed to employ Eberhard Schoneburg as President, Chief Executive Officer and Chairman of the Board. On June 1, 2008, we amended Mr. Schoneburg’s employment contract (“Amendment’). The Amendment became effective on June 1, 2008 and has extended the current employment agreement through December 31, 2011. In accordance with the terms of the Amendment, Mr. Schoneburg will continue to serve as the current and acting Chairman, Chief Executive Officer, President and Principle Financial Officer of the company. In addition, Mr. Schoneburg will continue to receive the benefits under the current employment agreement and his base salary is increased to USD30,000 per month.

Other Transactions

At December 31, 2008, we owed Mr. Schoneburg an aggregate of $737,771, including accrued bonus of approximately $300,000. The indebtedness bears interest at a rate of five percent (5%) per year and is unsecured.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

GHP Horwath, P.C. has served as our independent registered public accounting firm since May 1, 2002. All of the services described below were approved by our audit committee prior to performance. The audit committee has determined that the payments made to its independent registered public accounting firm for these services are compatible with maintaining such auditor's independence.

Audit Fees

The aggregate fees for professional services rendered by GHP Horwath, P.C. in connection with its audits of our annual consolidated financial statements in our Forms 10-K and the reviews of our quarterly consolidated financial statements included in our Forms 10-Q for the fiscal years ended December 31, 2008 and 2007 totaled approximately $134,800 and $94,300, respectively.

Audit-Related Fees

No fees were paid by us for audit related services rendered by GHP Horwath, P.C. for the fiscal years ended December 31, 2008 and 2007.

Tax Fees

Fees of $2,345 and $0 were paid by us for professional services rendered by GHP Horwath, P.C. for tax compliance matters for the fiscal years ended December 31, 2008 and 2007.

All Other Fees

There were no other fees for other services rendered by GHP Horwath for the fiscal years ended December 31, 2008 and 2007.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	List of documents filed as part of this report

1.	Financial Statements

The following consolidated financial statements are included in this report on Form 10-K beginning on page F-1.

•	Consolidated Balance Sheets as of December 31, 2008 and 2007;
•	Consolidated Statements of Income and Comprehensive Income for the Years ended December 31, 2008 and 2007;
•	Consolidated Statements of Changes in Stockholders' Equity for the Years ended December 31, 2008 and 2007;
•	Consolidated Statements of Cash Flows for the Years ended December 31, 2008 and 2007; and
•	Notes to Consolidated Financial Statements

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

Dated: February 9, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eberhard Schoneburg Eberhard Schoneburg	President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	February 9, 2009

/s/ Frank Namyslik Frank Namyslik	Global Controller	February 9, 2009

/s/ Claudia Alsdorf Claudia Alsdorf	Director	February 9, 2009

/s/ Dr. Gert Hensel Dr. Gert Hensel	Director	February 9, 2009

/s/ Rene Jaeggi Rene Jaeggi	Director	February 9, 2009

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-2

Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 2008 and 2007	F-3

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2008 and 2007	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007	F-5

Notes to Consolidated Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Artificial Life, Inc.

We have audited the accompanying consolidated balance sheets of Artificial Life, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, changes in stockholders' equity and cash flows for each of the years in the two-year period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Artificial Life, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GHP HORWATH, P.C.

Denver, Colorado

February 9, 2009

ARTIFICIAL LIFE, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

ASSETS

	December 31, 2008	December 31, 2007
Current assets:
Cash and cash equivalents	$1,430,578	$6,210,435
Accounts receivable, net	13,859,315	5,198,028
Receivable from issuance of common stock	—	224,500
Prepaid expenses and other	914,372	355,541
Deferred tax asset	500,000	170,000
Total current assets	16,704,265	12,158,504
Fixed assets	3,140,067	225,020
License rights, net	9,617,198	2,177,051
Prepaid expenses, deposits and other assets	828,943	271,137
Deferred tax asset	—	163,130
	10,446,141	2,611,318
TOTAL ASSETS	$30,290,473	$14,994,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$669,745	$789,166
Accrued expenses and other	472,813	1,113,585
Income taxes payable	60,000	—
Note payable to officer/stockholder	737,771	751,860
Notes payable, net of discount ($0, 2008; $99,000, 2007)	1,000,000	901,000
Total liabilities (all current)	2,940,329	3,555,611
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 130,000,000 shares authorized, 47,724,132 (2008) and 43,905,509 (2007) shares issued and outstanding	477,241	439,055
Additional paid-in capital	51,708,712	46,315,296
Notes receivable from stockholders	(19,577)	(19,577)
Accumulated deficit	(24,686,144)	(35,261,429)
Accumulated other comprehensive loss	(130,088)	(34,114)
Total stockholders’ equity	27,350,144	11,439,231
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,290,473	$14,994,842

See accompanying notes to consolidated financial statements.

ARTIFICIAL LIFE, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Revenue:
Software license agreements	$21,659,786	$5,784,212
Reseller license agreement	778,800	—
Application services and other	15,828	17,000
Total revenues	22,454,414	5,801,212
Operating expenses:
Engineering and cost of sales	6,096,764	2,113,172
General and administrative	3,268,260	1,492,012
Sales and marketing	2,272,516	1,853,777
Research and development	358,115	296,283
Total operating expenses	11,995,655	5,755,244
Income from operations	10,458,759	45,968
Other income (expense):
Interest income	4,906	19,271
Interest expense	(225,197)	(157,412)
Gain on extinguishment of liabilities	48,127	685,130
Foreign currency transaction gains and other	181,820	85,730
	9,656	632,719
Income before income tax	10,468,415	678,687
Income tax benefit	106,870	333,130
Net income	10,575,285	1,011,817
Foreign currency translation adjustment	(95,974)	(34,114)
Comprehensive income	$10,479,311	$977,703
Net income per share:
Basic	$0.23	$0.03
Diluted	$0.22	$0.03
Weighted average shares outstanding:
Basic	46,420,825	35,977,335
Diluted	47,879,856	40,159,151

See accompanying notes to consolidated financial statements.

ARTIFICIAL LIFE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2008 AND 2007

	Common Stock
	Shares	Amount	Additional paid-in capital	Notes receivable from stockholders	Accumulated deficit	Accumulated other comprehensive loss	Total stockholders’ equity
Balances at January 1, 2007	33,713,493	$337,134	$36,168,126	$(19,577)	$(36,273,246)	$—	$212,437
Issuance of common stock and warrants in private placements, net	4,445,612	44,457	7,194,502	—	—	—	7,238,959
Common stock issued upon exercise of options	5,646,404	56,464	2,381,768	—	—	—	2,438,232
Common stock issued upon purchase of software license	100,000	1,000	249,000	—	—	—	250,000
Stock-based compensation	—	—	123,900	—	—	—	123,900
Warrants issued in connection with notes payable	—	—	198,000	—	—	—	198,000
Net income	—	—	—	—	1,011,817	—	1,011,817
Other comprehensive loss — foreign currency translation adjustment	—	—	—	—	—	(34,114)	(34,114)
Balances at December 31, 2007	43,905,509	439,055	46,315,296	(19,577)	(35,261,429)	(34,114)	11,439,231
Issuance of common stock and warrants in private placements, net	2,022,734	20,227	4,706,275	—	—	—	4,726,502
Common stock issued upon exercise of options and warrants	1,575,889	15,759	311,741	—	—	—	327,500
Common stock issued for prepaid consulting services	220,000	2,200	375,400	—	—	—	377,600
Net income	—	—	—	—	10,575,285	—	10,575,285
Other comprehensive loss — foreign currency translation adjustment	—	—	—	—	—	(95,974)	(95,974)
Balances at December 31, 2008	47,724,132	$477,241	$51,708,712	$(19,577)	$(24,686,144)	$(130,088)	$27,350,144

See accompanying notes to consolidated financial statements.

ARTIFICIAL LIFE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
Cash flows from operating activities:
Net income	$10,575,285	$1,011,817
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,182,652	259,539
Impairment charge on license rights	263,566	—
Loss on disposal of fixed assets	—	570
Amortization of discount on notes payable	99,000	99,000
Provision for losses on doubtful receivables	731,500	253,674
Foreign currency exchange gain	(161,574)	(85,730)
Deferred income tax benefit	(166,870)	(333,130)
Interest expense accrued on advances from officer / stockholder	7,727	7,019
Stock-based compensation	—	123,900
Gain on extinguishment of liabilities	(48,127)	(685,130)
Salary / bonus accrued to officer / stockholder	320,361	736,651
Changes in operating assets and liabilities:
Increase in accounts receivable	(9,245,652)	(5,157,332)
Increase in prepaid expenses, deposits and other assets	(649,420)	(281,571)
(Decrease) increase in accounts payable	(57,245)	91,974
(Decrease) increase in accrued expenses and other	(639,604)	699,055
Increase in income taxes payable	60,000	—
Net cash provided by (used in) operating activities	3,271,599	(3,259,694)

Cash flows from investing activities:
Purchases of fixed assets	(3,060,783)	(370,542)
Cash paid for license rights	(10,012,608)	(1,730,342)
Cash paid for other intangible assets	-	(25,000)
Net cash used in investing activities	(13,073,391)	(2,125,884)

Cash flows from financing activities:
Net proceeds from issuance of common stock	5,278,502	9,452,691
Proceeds from notes payable and warrants	—	1,000,000
Repayment of note payable — officer / stockholder	(342,176)	(214,615)
Net cash provided by financing activities	4,936,326	10,238,076

Net (decrease) increase in cash and cash equivalents	(4,865,466)	4,852,498
Cash and cash equivalents at beginning of period	6,210,435	1,338,158
Effect of exchange rate changes on cash and cash equivalents	85,609	19,779
Cash and cash equivalents at end of period	$1,430,578	$6,210,435
Supplemental disclosure of non-cash financing activities:
Common stock issued for partial payment of software license purchase	$—	$250,000
Common stock issued for prepaid consulting services	$377,600	$—
Receivable from issuance of common stock	$—	$224,500

See accompanying notes to consolidated financial statements.

ARTIFICIAL LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

1.	Organization and Nature of Operations:

Artificial Life, Inc. (“Artificial Life”), a Delaware Corporation (with its executive offices located in Los Angeles, California) and its wholly-owned subsidiaries (collectively referred to as the “Company”) develop, market, distribute and sell software applications and technologies for wireless telecommunications devices and mobile phones. Artificial Life’s wholly-owned subsidiaries include the following:

Artificial Life Asia Limited, located in Hong Kong, supports Artificial Life in its customer service and game development.

Artificial Life Europe GmbH, located in Berlin, Germany; formed in January 2007 to concentrate on customer service and support activities of sales and marketing expansion in European, Middle Eastern and African (EMEA) markets.

Artificial Life Japan Ltd., located in Tokyo, Japan; acquired by the Company in July 2007 for support activities of sales and marketing expansion in Japanese markets; the acquisition cost of $25,000 was allocated to the only assets acquired, consisting of intangible assets (presented in other assets on the 2007 consolidated balance sheet) which were amortized over a one-year period.

Artificial Life America, Inc., located in Los Angeles, California; formed in August 2008 to support U.S. customers and focus on design and creative direction for game development.

Artificial Life Ventures, Inc., Artificial Life USA, Inc., and Artificial Life Mobile Computing, Inc.; all non-operating, inactive subsidiaries in 2008 and 2007.

All significant intercompany accounts and transactions have been eliminated in consolidation.

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

ARTIFICIAL LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

Long Lived Assets

Fixed assets are stated at cost. Depreciation and amortization is provided on the straight-line basis over the estimated useful lives of the respective assets (two to three years). Expenditures for maintenance, repairs and minor renewals are charged to expense as incurred. Betterments and major renewals are added to the fixed asset accounts at cost.

Amortizable license rights are amortized on a straight-line basis over their estimated useful lives of two to five years.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of their carrying amounts to future net cash flows expected to be generated from the operation and sale of the long-lived assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount in which the carrying amounts of the long-lived assets exceeds their fair values (Note 3).

Of the Company’s total long-lived assets at December 31, 2008, approximately $12,286,000, $151,000, $313,000, and $6,000 are located in the United States, Hong Kong, Germany and Japan, respectively. Of the Company’s total long-lived assets at December 31, 2007, approximately $1,612,000, $788,000 and $2,000 are located in Hong Kong, Germany and Japan, respectively.

Revenue Recognition

The Company generates revenues from the following sources;

(a)	Software agreements from the licensing of the Company’s software

(b)	Fees from mobile products sold to end users via telecommunications operators and carriers

(c)	Application, consulting and implementation services

Revenues from the licensing of the Company’s software are accounted for in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition. Software agreements may include multiple elements. Fees are allocated to the various elements based on vendor-specific objective evidence (“VSOE”) of fair value and the portion of the fees allocated to each element is recognized as revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. If VSOE does not exist for the allocation of revenues to the various elements of the arrangement, all revenues from the arrangement are deferred until the earlier of (1) when VSOE exists, or (2) when all elements of the arrangement have been delivered. Historically, the majority of the Company’s software agreements have not included multiple elements, nor has the Company had any continuing obligations or involvement under the agreements. In accordance with SOP 97-2, revenues from such licensing agreements have been recognized at the time the licenses were granted.

ARTIFICIAL LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

Revenues from entertainment products, games and technologies used in mobile phones are recognized net in accordance with Emerging Issues Task Force (“EITF”) issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. Recognition is net as (1) the Company is not the primary obligor in the arrangements (2) the amount the Company earns is fixed (the download rate), and (3) the telecommunications carrier and the Company both have credit risk. Revenues are recognized only after the applications have been downloaded by mobile users from the carriers and such downloads have been charged by carriers to end users and these charges are supported by statements received from the carriers.

Revenues from application, consulting and implementation services are recognized as services are performed.

Revenue is deferred for any transactions in which there are significant future costs associated with that transaction. At December 31, 2008, the Company has recorded deferred revenue of approximately $99,000 (none at December 31, 2007), which is presented in accrued expenses and other at December 31, 2008. Development costs which are not required to be capitalized, primarily marketing and installation costs, are charged to earnings as incurred.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company extends credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. The allowance for doubtful accounts ($731,500 at December 31, 2008, and no allowance at December 31, 2007) is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the creditworthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.

Due to the strong expansion of the Company and the constant release of new products, the composition and source of revenues is continuously changing. In 2008 the Company had 70 customers, of which 25 were new customers which generated 42% of total revenues in 2008. In 2008, 83% of total revenues were generated from five European companies (of which one of these customers accounted for approximately 57% of total revenues), and 17% from 65 U.S. and Asian companies (of which one of the Asian customers accounted for approximately 14% of total revenues). In 2008, the Company recognized $778,800 of revenue from the sale of a reseller license agreement to one customer. At December 31, 2008, four customers accounted for approximately 92% of accounts receivable (customer A, 49%; customer B, 16%; customer C, 15%, and customer D, 12%). At December 31, 2008, 44.6% of the accounts receivables were outstanding for less then 30 days, 0.1% for 90 days, 40.5% for 120 days, and 14.8% for over 180 days. At December 31, 2008, the average age of accounts receivable from all customers was 83 days.

In 2007, 79% of total revenues were generated from two European companies, 16% from two South African companies, and 5% from U.S. and Asian companies. At December 31, 2007, the Company had 45 customers, of which four major customers accounted for 95% of total revenue in 2007: customer A, 52%; customers B, 27%; customer C, 10%; and customer D, 6%. Customers A and B accounted for 57% and 30% of total accounts receivable at December 31, 2007. Two customers accounted for 57% and 30% of accounts receivable.

ARTIFICIAL LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

Computation of Net Income Per Share

Net income per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period and the weighted average dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants and upon the conversion of convertible promissory notes (using the Treasury Stock method); common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

For the years ended December 31, 2008 and 2007, the calculation of basic and diluted net income per share is as follows:

	2008	2007
Weighted average shares outstanding—basic	46,420,825	35,977,335
Dilutive securities:
Stock options	1,014,270	2,444,588
Warrants	444,761	1,737,228
Shares used in dilutive net income per share calculation	47,879,856	40,159,151

Financial Instruments

The carrying amount of the Company’s cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short-term maturities. The carrying value of the Company’s notes payable to non-related parties approximates fair value, as management believes that the effective interest rates are comparable to market rates available to the Company. The fair value of the note payable to officer/shareholder cannot be determined due to the related party nature of the underlying transactions.

Derivatives

The Company follows the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133”) along with related interpretations, EITF No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”) and EITF No. 05-2, The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19 (“EITF 05-2”). SFAS No. 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. The Company values these derivative securities under the fair value method at the end of each reporting period, and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings. The Company continues to revalue these instruments each quarter to reflect their current value in light of the current market price of the Company common stock. The Company utilizes the Black-Scholes option-pricing model to determine fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instruments expected remaining life. These assumptions require significant management judgment.

ARTIFICIAL LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

Software Development Costs

The Company accounts for software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. Development costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs have been charged to research and related expenditures in the accompanying consolidated statements of income.

Legal Defense Costs:

The Company does not accrue for estimated future legal and related defense costs, if any, to be incurred in connection with outstanding or threatened litigation and other disputed matters (Note 9), but rather records such as period costs when the services are rendered.

Research and Development

Research and development costs are charged to operations as incurred. The Company includes in research and development expense: payroll, facility rent, supplies and other expense items directly attributable to research and development. The Company does not contract its research and development work, nor does it, at this time, perform research and development work for others.

Foreign Currency Translation

The functional currency of Artificial Life Europe GmbH is the Euro, and the functional currency of Artificial Life Japan Ltd. is the Yen. These entities’ assets and liabilities have been translated at exchange rates at the balance sheet date, and revenues and expenses have been translated at average exchange rates during the reporting periods, while stockholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are included in other comprehensive income (loss), a component of stockholders’ equity. Foreign currency transaction gains and losses are included in determining net income.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued EITF Issue No. 07-5 (“EITF 07-5”), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity's Own Stock. EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception. The adoption of EITF 07-5 is not anticipated to materially impact the Company's consolidated financial statements.

ARTIFICIAL LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets. FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. Previously, under the provisions of SFAS No. 142, an entity was precluded from using its own assumptions about renewal or extension of an arrangement where there was likely to be substantial cost or material modifications. FSP SFAS 142-3 removes the requirement of SFAS No. 142 for an entity to consider whether an intangible asset can be renewed without substantial cost or material modification to the existing terms and conditions and requires an entity to consider its own experience in renewing similar arrangements. FSP SFAS 142-3 also increases the disclosure requirements for a recognized intangible asset to enable a user of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent or ability to renew or extend the arrangement. FSP SFAS 142-3 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset is applied prospectively to intangible assets acquired after the effective date. Accordingly, the Company does not anticipate that the initial application of FSP SFAS No. 142-3 will have an impact on the Company. The disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”), which is effective for the Company on January 1, 2009. SFAS No. 141(R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree. In the case of a bargain purchase the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. The Company does not expect the adoption of this statement to have a material impact on its financial statements unless the Company enters into business acquisitions in the future.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”) which is effective for the Company on January 1, 2009. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure on the face of the consolidated statement of net income, the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition, this statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). This statement does not require any new fair value measurements but provides guidance on how to measure fair value and clarifies the definition of fair value under accounting principles generally accepted in the United States of America. This statement also requires new disclosures about the extent to which fair value measurements in financial statements are based on quoted market prices, market-corroborated inputs, or unobservable inputs that are based on management’s judgments and estimates. The Company adopted SFAS No. 157 on January 1, 2008, and it is being applied prospectively by the Company for any fair value measurements that arise.

ARTIFICIAL LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.  This statement permits entities to choose to measure eligible items at fair value at specified election dates.  The Company adopted SFAS No. 159 on January 1, 2008. This statement did not have an impact in the Company’s financial statements.

Reclassifications:

Certain amounts reported in the 2007 consolidated financial statements have been reclassified to conform to the 2008 presentation.

3.	License Rights:

License rights consist of the following at December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
License rights	$11,900,861	$2,339,093
Less accumulated amortization	(2,283,663)	(162,042)
	$9,617,198	$2,177,051

In the fourth quarter of 2008, the Company recorded an impairment charge of approximately $264,000 to write off the carrying value of a license. This impairment charge was based on management’s analysis of the license’s expected future cash flows, and is included in engineering and cost of sales expense in the Company’s 2008 statement of income.

The following table summarizes the expected remaining amortization of license rights as of December 31, 2008:

Year ending December 31,	Amount
2009	$2,916,266
2010	2,725,513
2011	2,238,333
2012	1,737,086
$9,617,198

4.	Fixed Assets:

Fixed assets consist of the following at December 31, 2008 and 2007:

	December 31, 2008	December 31, 2007
Office equipment	$119,462	$101,496
Office furniture	194,873	117,318
Computer equipment	297,344	206,675
Computer software
	2,871,800	—
	3,483,479	425,489
Less accumulated depreciation	(343,412)	(200,469)
	$3,140,067	$225,020

In 2008, the Company purchased a computer software package for $2,871,800. As of December 31, 2008, the Company has not yet installed and implemented this software. The Company anticipates installation and implementation of this software in the second quarter of 2009.

ARTIFICIAL LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

Depreciation expense for the years ended December 31, 2008 and 2007, was approximately $143,000 and $247,000, respectively.

5.	Notes Payable and Extinguishment of Liabilities:

Notes Payable

On June 30, 2007, the Company issued promissory notes to two, non-related party stockholders for an aggregate principal amount of $1,000,000. These notes are unsecured, bear an annual interest rate of 10%, and originally matured on December 31, 2007, but were extended until December 31, 2008 (The “Maturity Date”). The holders may convert the notes and any unpaid interest accumulated thereon only after the Maturity Date into shares of common stock at a conversion price of $2.50 per share. Because these notes are convertible only if the Company does not pay the debt, these notes were determined to have a contingent beneficial conversion feature valued at approximately $520,000, which will only be recorded should the Company not pay the notes.

These notes were issued along with warrants to purchase 300,000 shares of the Company’s common stock at $3.00 per share. These warrants have a three-year term, and the relative fair value of the warrants was $198,000, based on a Black-Scholes analysis and an evaluation of market rates of interest for similar debt instruments. As a result, a discount of $198,000 was applied against the principal balances of the notes, which has been amortized to interest expense over the term of the debt. The effective interest rate on these notes is approximately 30%.

Extinguishment of liabilities

In both 2008 and 2007, the Company determined that certain payables incurred in 2002 and 2001 in connection with the Company’s previous U.S. operations had been legally released. Accordingly, the Company recorded gains on the extinguishment of liabilities of approximately $48,000 and $685,000 in 2008 and 2007, respectively.

ARTIFICIAL LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

6.       Related Party Transactions:

The Company has a revolving note payable to its chief executive officer for advances made by him to the Company, as well as deferred salary and bonus. The note bears interest at 5%, and is unsecured and repayable when sufficient funds are determined by the board of directors to be available. Activity on the note payable during the years ended December 31, 2008 and 2007, is as follows:

	2008	2007
Beginning balance	$751,860	$222,805
Repayments	(342,176)	(214,615)
Accrued salary and bonus	320,360	736,651
Accrued interest	7,727	7,019
Ending balance	$737,771	$751,860

At December 31, 2008 and 2007, notes receivable from stockholders of $19,577 are due in connection with the exercise of options prior to 2007, and therefore have been presented as a reduction to stockholders’ equity

7.	Stockholders’ Equity:

Common Stock

2008 transactions

In 2008, the Company sold 2,022,734 shares of common stock in private placements for net proceeds of $4,726,502, which were net of placement cost of approximately $27,000. The Company also issued 1,575,889 shares of common stock upon the exercise of options and warrants for $327,500.

In 2008, the Company also issued 100,000 and 120,000 shares of non-forfeitable, fully vested common stock to two consultants at $1.70 and $1.73 per share (the market price of the common stock at the date of the transactions), respectively, for prepaid consulting services. These services are to be provided through their respective terms which expire in December 2011 and December 2012. The Company is amortizing these amounts on a straight-line basis, as services are provided, over the respective terms of the agreements. The Company recognized approximately $44,000 of expense in 2008.

2007 transactions

In 2007, the Company sold 4,445,612 shares of common stock in private placements and paid commissions of warrants to purchase 265,517 shares of common stock and $552,000 in costs, of which approximately $498,000 was accrued as a payable at December 31, 2007. Total proceeds to the Company were $7,014,459 through December 31, 2007, and a receivable of $224,500 was recorded at December 31, 2007, which was collected in January 2008.

In 2007, the Company issued 5,646,404 shares of common stock upon the exercise of options for total proceeds of $2,438,232. The Company also issued 100,000 shares of common stock at $2.50 per share (the market price of the common stock at the date of the transaction) in connection with the purchase of a software license.

ARTIFICIAL LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

Stock Option Plan

The Company maintains a 1998 Equity Incentive Plan (the “Plan”), as amended, which provides for the issuance of both non-statutory and incentive stock options to employees, officers, directors and consultants of the Company. The Company has reserved 40 million shares of common stock for issuance under the Plan.

The Company accounts for stock-based compensation under SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123(R) requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123(R) also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

No options were granted in 2008. In 2007, the Company granted an option to a director to purchase 100,000 shares of common stock at an exercise price of $2.00 per share. This option has a three-year term and vested immediately. Total stock-based compensation recognized during the year ended December 31, 2007, was $123,900.

The Company used a Black-Scholes option pricing method to determine fair value of the 2007 options at the date of grant using the following assumptions:

Risk free interest rate	4.98%
Dividend yield	None
Expected term of options in years	1.5
Expected volatility	139%

The expected volatility was based on the historical price volatility of the Company’s common stock. The dividend yield represents the Company’s anticipated cash dividend on common stock over the expected life of the stock options. The Company utilized the U.S. Treasury bill rate for the expected life of the stock options to determine the risk-free interest rate. The expected term of stock options represents the period of time that the stock options granted are expected to be outstanding based on management’s estimation. The expected life used by management approximates that as calculated by the guidance of SAB107, “Share-Based Payment” for “plain-vanilla” options.

During 2008, Plan options to acquire 1,100,000 shares of common stock, with an intrinsic value of approximately $1,643,000, were exercised, primarily on a cashless basis, for $20,000. During 2007, Plan options to acquire 2,555,356 shares of common stock, with an intrinsic value of approximately $3,395,000, were exercised, primarily on a cashless basis, for $390,773.

ARTIFICIAL LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

A summary of the status of the Company's stock options under the Plan as of December 31, 2008 and 2007, and the changes during the years then ended is presented below:

	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,365,000	$0.68	5,955,356	$0.67
Granted	—	—	100,000	2.00
Exercised	(1,100,000)	0.40	(2,555,356)	0.67
Cancelled or expired	(100,000)	0.83	(135,000)	0.50
Outstanding at end of year	2,165,000	$0.87	3,365,000	$0.68
Options exercisable at end of year	2,165,000		3,365,000

There are 2,165,000 options outstanding and exercisable under the plan at December 31, 2008; they have an intrinsic value of approximately $197,000. The exercise prices of these options range from $0.50 to $2.00 per share, they have a weighted average remaining contractual life of approximately one year, and a weighted average exercise price of $0.87 per share.

Other Stock Options

A summary of the status of the Company’s other options issued as of December 31, 2008 and 2007, and the changes during the years then ended is presented below:

	2008		2007
	Other Options	Weighted Average exercise price	Other Options	Weighted Average exercise price
Outstanding at beginning of year	562,045	$0.71	4,842,105	$0.65
Issued	—	—	—	—
Exercised	(554,545)	0.70	(4,280,060)	0.64
Expired/canceled	—	—	—	—
Outstanding at end of year	7,500	$1.50	562,045	$0.71

During 2008, options to purchase 554,545 shares of common stock were exercised, in part on a cash less basis for $70,000. The remaining 7,500 options outstanding are exercisable as of December 31, 2008, at an exercise price of $1.50, and have a weighted average remaining contractual life of approximately 0.9 years.

During 2007, options to purchase 4,280,060 shares of common stock were exercised, in part on a cash less basis for $2,047,459.

ARTIFICIAL LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

Warrants

2008 transactions

In connection with the sale of common stock in 2008, the Company issued warrants to purchase 1,011,366 shares of common stock at an exercise price of $3.00 per share. These warrants expire on various dates through December 2011 and vested immediately. In connection with this transaction, the Company also issued warrants to purchase 265,517 shares of common stock at an exercise price of $2.00 per share, with a three-year term, and which vested in July 2008.

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

A summary of the status of the Company’s warrants as of December 31, 2008 and 2007, and the changes during the years then ended is presented below:

	2008		2007
	Warrants	Weighted Average exercise price	Warrants	Weighted Average exercise price
Outstanding at beginning of year	4,584,056	$1.43	2,340,000	$1.02
Issued	1,276,883	2.79	2,244,056	1.85
Exercised	(331,250)	0.72	—	—
Expired/canceled	(1,574,267)	1.33	—	—
Outstanding at end of year	3,955,422	$1.96	4,584,056	$1.43

At December 31, 2008, 3,955,422 warrants are outstanding and exercisable, and have a weighted average remaining contractual life of approximately 1.7 years. At December 31, 2008 and 2007, outstanding compensatory warrants had an intrinsic value of approximately $59,500 and $1,189,000, respectively.

8.	Income Taxes:

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

ARTIFICIAL LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

In January 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”). The Company’s policy is to recognize interest and penalties accrued on unrecognized tax benefits, if any, as a component of income tax expense. As of the date of the adoption of FIN 48, there was no accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the year. There were no unrecognized tax benefits, and there was no effect on the Company’s financial position or results of operations as a result of implementing FIN 48.

The Company files income tax returns in the US federal jurisdiction and various State and foreign jurisdictions. The Company is no longer subject to US Federal tax examinations for years before 2005, and State and foreign jurisdictions that remain subject to examination range from 2002 to 2007. Management does not believe there will be any material changes in unrecognized tax positions over the next year.

At December 31, 2008, the Company had federal net operating loss carry forwards of approximately $10.6 million for U.S. income tax purposes, expiring through 2026. At December 31, 2008, the Company had Hong Kong NOL’S of approximately $5.4 million that may be carried forward indefinitely, German NOL’s of approximately $2.7 million, and Japan NOL’s of approximately $902,000 expiring through 2015. The reconciliation between actual income tax benefit and expected income tax (benefit) expense computed by applying the U.S. federal income tax rate of 34% to loss before income taxes is as follows:

	2008	2007
Expected income tax expense	$3,559,300	$230,770
Effect of foreign tax rate differences	(159,200)	(260,230)
Other	(29,170)	—
Effect of U.S. State income taxes	60,000	—
Change in valuation allowance on deferred tax assets	(3,537,800)	(303,600)
Income tax benefit	$(106,870)	$(333,130)

The tax effects of temporary differences that give rise to the deferred tax assets at December 31, 2008 and 2007, are presented below:

	2008	2007
Deferred tax assets:
U.S. Federal NOL’s	$3,612,000	$8,291,400
Hong Kong NOL’s	943,500	735,900
Germany NOL’s	807,300	271,475
Japan NOL’s	378,700	61,655
Allowance for doubtful receivable	248,000	—
	5,989,500	9,360,430
Valuation allowance	(5,489,500)	(9,027,300)
Net deferred tax asset	$500,000	$333,130

ARTIFICIAL LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

At December 31, 2008, the Company has a net current deferred tax asset of $500,000. The recognition of this net deferred tax asset was based on the Company’s analysis of past, current and projected financial results of the Company’s operations. Based on this analysis, management concluded that the net deferred tax asset recognized represents that amount which has been determined to be more likely than not of being realized. If future taxable income is less than the amount that has been assumed in determining the deferred tax asset, an increase in the valuation allowance may be required with a corresponding charge against income. If future taxable income exceeds the level that has been assumed in calculating the deferred tax asset, the valuation allowance could be reduced with a corresponding credit to income.

9.	Commitments and Contingencies:

Leases

The Company lease office space in Hong Kong under a non-cancellable operating lease that expires in December 2009. In 2008, the Company began leasing additional space under this lease, which now requires total monthly lease payments of approximately $20,600.

In February 2007, the Company began leasing an office in Berlin, Germany, which serves as the Company’s headquarters for European operations. This lease expires in February 2012 and provides for rent expense of $7,200 per month with annual increases of approximately $1,300 per month.

In August 2008, the Company entered into a one-year lease for the Company’s Japan office, requiring a monthly rental payment of $3,980 and in September 2008, the Company entered into a short-term lease for its new U.S. office in Los Angeles, California, which serves as the Company’s global corporate headquarters, requiring a monthly rental payment of $2,628, and which is renewable every three months.

Total rent expense for the years ended December 31, 2008 and 2007, was approximately $408,000 and $236,000, respectively. Future minimum lease payments are as follows:

Year ending December 31,	Amount
2009	$393,300
2010	136,200
2011	158,400
2012	27,000
$714,900

Employment Contract

In July 2006, the Company entered into an executive employment agreement with its President and Chief Executive Officer/Chairman (the “CEO”) of the Board (the “Employment Contract”). This agreement expires in December 2009, and provides for an initial annual base salary of $120,000, which is to increase annually as determined by the Board of Directors in increments of at least 25% per year. This agreement also provides for a cash bonus equal to 3% of net profits and a bonus payable in cash or stock equal to 3% of the total price of any merger of the Company with a third party or the acquisition of a majority of the Company’s shares in which the CEO is instrumental. The agreement further provides for a bonus payable in cash or stock equal to 3% of the overall increase in the Company’s market capitalization for each fiscal year payable only upon a change in control of the Company, and for 2007 and subsequent years, cannot exceed the Company’s cash requirement, as defined. The agreement also includes severance payments (under certain conditions) of one and a half to three years salary as well as a non-compete provision for a period of six months following termination of the CEO’s employment. Effective June 1, 2008, the Employment Contract was amended, in that the Employment Contract was extended through December 31, 2011, the CEO is to continue to serve as the current and acting Chairman, CEO, President and

ARTIFICIAL LIFE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007

Principle Financial Officer of the Company, and the CEO is to continue to receive the benefits under the current Employment Contract and his base salary was increased to $30,000 per month.

Contingencies

From time to time, legal proceedings or disputes arise in the normal course of business. The Company monitors and reviews these matters and maintains accruals where appropriate.

In September 2008, an action was brought against the Company in Germany in a contractual dispute, in which a claim of approximately $375,000 was made against the Company. A court hearing is scheduled for September 2009 before the State Court in Berlin. The Company intends to contest this claim and defend itself vigorously and intends to file a counterclaim for damages of at least $1 million. The Company cannot predict the outcome; however, the Company believes that the final outcome of this matter will not have a material adverse impact on its financial position or results of operation.

In November 2008, the Company settled existing litigation concerning unpaid wages and vacation claims made by former employees of the Company’s previous U.S. operations. As a result of this settlement, the Company paid approximately $220,000 to resolve all claims that had been asserted in the litigation.  The Company also paid approximately $18,000 to the Massachusetts Department of Revenue, in full and final satisfaction of the civil penalty and outstanding interest that had been assessed by the Commonwealth of Massachusetts.

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
10.4

Amendment to Employment Agreement, dated March 28, 2007, between the Registrant and Eberhard Schoneburg (Incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-KSB filed on April 2, 2007)

10.5*/**	Amendment to Employment Agreement, dated June 1, 2008 between the Registrant and Eberhard Schoneburg
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-KSB filed on April 2, 2007)
21.1**	List of Subsidiaries
23.1**	Consent of GHP Horwath, P.C.
31.1**	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.
*	Management Contract

**	Filed herewith