Form 10-Q
period 2009-03-31
ARTIFICIAL LIFE INC
filed 2009-05-12
CIK 1070361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(310) 496-4288
(Issuer’s telephone number, including area code)

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

State the number of shares of each of the Issuer’s classes of common equity, as of the latest practicable date: As of April 30, 2009 there were 47,724,132 shares of Common Stock, $.01 par value per share, outstanding.

ARTIFICIAL LIFE, INC.

INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE
QUARTER ENDED MARCH 31, 2009

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTIFICIAL LIFE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(unaudited)
ASSETS

Current assets:
Cash	$120,477	$1,430,578
Accounts receivable, net	16,509,716	13,859,315
Prepaid expenses and other	646,363	914,372
Deferred tax asset	—	500,000
Total current assets	17,276,556	16,704,265
Fixed assets, net	3,103,070	3,140,067
License rights, net	12,077,873	9,617,198
Prepaid expenses, deposits and other assets	1,036,738	828,943
	13,114,611	10,446,141
TOTAL ASSETS	$33,494,237	$30,290,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,441,265	$669,745
Accrued expenses and other	395,090	472,813
Income tax payable	75,000	60,000
Note payable — officer/stockholder	613,185	737,771
Notes payable	1,000,000	1,000,000
Total liabilities (all current)	3,524,540	2,940,329
Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding
Common stock, $.01 par value; 130,000,000 shares authorized,	—	—
47,724,132 shares issued and outstanding as of March 31, 2009 and December 31, 2008	477,241	477,241
Additional paid-in capital	51,708,712	51,708,712
Notes receivable from stockholders	(19,577)	(19,577)
Accumulated deficit	(21,973,913)	(24,686,144)
Accumulated other comprehensive loss	(222,766)	(130,088)
Total stockholders’ equity	29,969,697	27,350,144
	$33,494,237	$30,290,473

See accompanying notes to unaudited condensed consolidated financial statements.

ARTIFICIAL LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three-month Periods Ended March 31,
	2009	2008
Revenues:
Software license revenue	$7,052,373	$4,118,377
Application services and other revenue	10,827	6,627
	7,063,200	4,125,004
Cost of revenues:
Cost of software license revenue	726,270	178,079
Cost of application service and other revenue	15,142	22,721
	741,412	200,800
Gross Profit	6,321,788	3,924,204
Operating expenses:
General and administrative	1,585,173	446,932
Research and development	858,326	523,917
Sales and marketing	491,620	422,635
Total operating expenses	2,935,119	1,393,484
Income from operations	3,386,669	2,530,720
Other income (expense):
Interest income and other	20	2,992
Interest expense	(30,252)	(82,505)
Foreign currency transaction (loss) gain	(129,206)	167,933
	(159,438)	88,420
Income before income taxes	3,227,231	2,619,140
Income tax expense	(515,000)	(125,555)
Net income	2,712,231	2,493,585
Foreign currency translation adjustment	(92,678)	37,547
Comprehensive income	$2,619,553	$2,531,132
Net income per share
Basic	$0.06	$0.06
Diluted	$0.06	$0.05
Weighted average shares outstanding
Basic	47,724,132	44,066,977
Diluted	48,044,509	46,795,329

See accompanying notes to unaudited condensed consolidated financial statements.

ARTIFICIAL LIFE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three-month Period Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$2,712,231	$2,493,585
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	779,683	214,762
Deferred income tax expense	500,000	125,555
Amortization of discount on notes payable	—	49,500
Provision for losses on doubtful accounts receivable	1,095,212	—
Foreign currency transaction loss (gain)	129,206	(167,933)
Interest expense accrued on notes payable officer / stockholder	4,038	7,727
Bonus accrued to officer / stockholder	23,052	20,361
Changes in operating assets and liabilities:
Increase in restricted cash	—	(165,000)
Increase in accounts receivable	(3,836,206)	(318,584)
Decrease (increase) in prepaid expenses, deposits and other assets	50,533	(2,876,116)
Decrease in accounts payable, accrued expenses and other	(2,484,025)	(920,004)
Increase in income tax payable	15,000	—
Net cash used in operating activities	(1,011,276)	(1,536,147)
Cash flows from investing activities:
Purchase of fixed assets	(14,105)	(19,233)
Purchase of license rights	—	(1,613,900)
Net cash used in investing activities	(14,105)	(1,633,133)
Cash flows from financing activities:
Net proceeds from issuance of common stock	—	267,577
Repayment of note payable to officer / stockholder	(151,676)	(190,264)
Net cash (used in) provided by financing activities	(151,676)	77,313
Net decrease in cash	(1,177,057)	(3,091,967)
Cash, beginning of period	1,430,578	6,210,435
Effect of exchange rate changes on cash	(133,044)	42,001
Cash, end of period	$120,477	$3,160,469

Supplemental disclosure of non-cash investing activity:
Purchase of license rights in exchange for accounts payable	$3,177,250	—

See accompanying notes to unaudited condensed consolidated financial statements.

ARTIFICIAL LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Artificial Life, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as follows:

Artificial Life Asia Limited, located in Hong Kong, supports Artificial Life in its customer service and game development.

Artificial Life Europe GmbH, located in Berlin, Germany; formed in January 2007 to concentrate on customer service and support activities of sales and marketing expansion in European, Middle Eastern and African (EMEA) markets.

Artificial Life Japan Ltd., located in Tokyo, Japan; acquired by the Company in July 2007 for support activities of sales and marketing expansion in Japanese markets.

Artificial Life America, Inc., located in Los Angeles, California; formed in August 2008 to support U.S. customers and focus on design and creative direction for game development.

Artificial Life Ventures, Inc., Artificial Life USA, Inc., and Artificial Life Mobile Computing, Inc.; all non-operating, inactive subsidiaries in 2009 and 2008.

All significant inter-company balances and transactions have been eliminated in consolidation.

Operating results for the three months ended March 31, 2009, are not necessarily indicative of results that may be expected for the year ending December 31, 2009. Amounts at December 31, 2008, are derived from the Company’s audited consolidated financial statements. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company’s annual Report on Form 10-K for the year ended December 31, 2008.

The financial information included in this report has been prepared in conformity with the accounting policies reflected in the financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Recently issued and adopted accounting standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. In February 2008, the FASB issued Staff Position FAS 157-2, which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted Staff Position FAS 157-2 on January 1, 2009. At March 31, 2009, the Company has no financial assets or liabilities subject to recurring fair value measurements.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS No. 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FSP 107-1), which will require that the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 will be effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 is not expected to have a material impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted SFAS No. 141(Revised 2007), Business Combinations, (SFAS No. 141R). SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. Management believes that the adoption of SFAS 141R will have an impact on the accounting for any future acquisition, if one were to occur. The Company is required to apply the guidance in SFAS 141R for any future business combinations.

On January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Because all of the Company’s subsidiaries are wholly-owned by the Company, there are no noncontrolling interests, and as a result, the adoption of this standard had no effect on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about the Company’s derivative and hedging activities. The adoption of SFAS 161 did not have an impact on the Company’s financial statements.

On January 1, 2009, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133. The adoption of this EITF required the Company to perform additional analysis on its free standing equity instruments; however, it did not have an impact on the Company’s consolidated financial statements.

Reclassifications:

Certain amounts reported in the 2008 interim financial statements have been reclassified to conform to the 2009 presentation.

2. STOCK BASED COMPENSATION

At January 1, 2009, all outstanding options and warrants issued to employees were fully vested and exercisable. There were no stock options granted during the three-month periods ended March 31, 2009 or 2008. At March 31, 2009, the Company had outstanding options to purchase 2,165,000 shares of common stock under its stock option plan, issued to employees as follows:

Weighted average exercise price	$0.87
Aggregate intrinsic value	$8,450
Weighted average remaining contractual term	0.7 year

At March 31, 2009, the Company had outstanding warrants to purchase 700,000 shares of common stock issued to employees as follows:

Weighted average exercise price	$0.83
Aggregate intrinsic value	$0
Weighted average remaining contractual term	0.7 year

3. CUSTOMER CONCENTRATION

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company extends credit to its customers in the normal course of business and generally does not require collateral. As a result, management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. The allowance for doubtful accounts ($1,826,500 at March 31, 2009, and $731,500 at December 31, 2008) is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the creditworthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions and trends, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts. If judgments regarding the collectability of accounts receivable were incorrect, adjustments to the allowance may be required, which would reduce profitability. Since the Company’s accounts receivable are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the Company’s financial statements.

At March 31, 2009, the Company had 80 telecom carriers, resellers, distributors and general corporate customers compared to 70 such customers at December 31, 2008, and compared to 48 customers at March 31, 2008.

For the three-month period ended March 31, 2009, the Company had two customers that represented approximately 62% and 36% of the Company’s revenues. For the three-month period ended March 31, 2008, the Company had three customers that represented approximately 70%, 25% and 3% of the Company’s revenues.

At March 31, 2009, accounts receivable were due from 57 customers. Of these, three customers accounted for 86% of total accounts receivable; one accounted for approximately 62% and two accounted for approximately 12% each. At March 31, 2009, the average age of accounts receivable from all customer was 91 days as compared to 83 days at December 31, 2008.

4. NET INCOME PER SHARE

Basic net income per share is calculated based on the weighted average number of common shares outstanding for the three month periods ended March 31, 2009 and 2008. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. The following table sets forth the computation of fully diluted shares for the three months ended March 31, 2009 and 2008.

	2009	2008
Shares used in basic per share calculation	47,724,132	44,066,977
Effect of dilutive securities:
Options	245,108	1,695,682
Warrants	75,269	1,032,670
Shares used in dilutive per share calculation	48,044,509	46,795,329

5. INCOME TAXES

The difference between the expected and effective income tax expense recorded for the three-month periods ended March 31, 2009 and 2008, is due primarily to changes in the valuation allowance on net deferred tax assets.

At March 31, 2009, the Company’s deferred tax asset which has been fully allowed for, primarily consists of net operating loss carryforwards. The recognition of this net deferred tax asset is based on the Company’s analysis of past, current and projected financial results of the Company’s operations. Based on this analysis, management concluded that as of March 31, 2009, the net deferred tax asset is not more likely than not of being realized. If future taxable income exceeds the level that has been assumed in calculating the deferred tax asset, the valuation allowance could be reduced with a corresponding credit to income.

At March 31, 2009, the Company has recorded a current income tax payable of $75,000, which consists of estimated state income taxes and federal alternative minimum tax.

6. CONTINGENCIES

From time to time, legal proceedings or disputes arise in the normal course of business. The Company monitors and reviews these matters and maintains accruals where appropriate.

In September 2008, an action was brought against the Company in Germany in a contractual dispute, in which a claim of approximately $375,000 was made against the Company. A court hearing is scheduled for September 2009 before the State Court in Berlin. The Company intends to contest this claim and defend itself vigorously, and the Company intends to file a counterclaim for damages of at least $1 million. The Company cannot predict the outcome; however, the Company believes that the final outcome of this matter will not have a material adverse impact on its financial position or results of operation.

7. NOTES PAYABLE

Related Party Note Payable:

The Company has a revolving note payable to its chief executive officer for advances made by him to the Company, as well as deferred salary and bonus. The note bears interest at 5%, and is unsecured and repayable until sufficient new funding for payback is available. Activity on the note payable during the quarters ended March 31, 2009 and 2008, is as follows:

	2009	2008
Beginning balance, January 1	$737,771	$751,860
Repayments	(151,676)	(190,264)
Accrued salary and bonus	23,052	20,361
Accrued interest	4,038	7,727
Ending balance, March 31	$613,185	$589,684

Other Notes:

At December 31, 2008, the Company has promissory notes payable to two non-related party stockholders for an aggregate principal amount of $1,000,000. These notes are unsecured, bear an annual interest rate of 10%, and matured on December 31, 2008. These notes are due on demand, and the holders may convert the notes and any unpaid interest accumulated thereon into shares of common stock at a conversion price of $2.50 per share. These notes were determined not to have any beneficial conversion feature, as the conversion price exceeded the market price of the Company’s common stock.

8. FAIR VALUE MEASUREMENTS

SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact, and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

Fair Value Hierarchy

SFAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 establishes three levels of inputs that may be used to measure fair value:

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 — Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company measures its financial assets at fair value. The Company does not have any financial liabilities that are measured at fair value on a recurring basis. The fair value of these financial assets was determined using the following inputs as of March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	Level 1	Level 1
Cash	$120,477	$1,430,578

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following Management’s Discussion and Analysis is intended to help the reader understand our results of operations and financial condition and is provided as a supplement to, and should be read in conjunction with our financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. Our actual future results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008. Any forward-looking statement speaks only as of the date on which such statement is made and we do not intend to update any such forward-looking statements.

OVERVIEW

In the first quarter of 2009, we sold over 3,443,000 of our mobile 3G and Java games globally, primarily to resellers, aggregators and hand set manufacturers. The sales include one time downloads, end user subscriptions via operator decks, off-deck sales, bulk reseller packages and pre-installation licenses for cell phones.

However, the focus of the Company since the end of 2008 and especially in 2009 is on the development, sales and launch of iPhone and iPOD Touch games. Since December 2008 through May 2009, the Company has successfully developed and released the following seven iPhone games:

Amateur Surgeon (with Cartoon Networks), SHOOTER (with Paramount), BMW Expression of Joy Z4 LITE, BMW Experience Z4, RED BULL Air Race LITE, RED BULL Air Race World Championship and iDroidsTM.

The number of downloads achieved with these games has already far exceeded the 1 million mark and 4 of the released games have already reached the top 10 ranks for most downloads in the USA and/or in many other countries around the globe (on the Apple app store resales platform).

In January 2009, we signed a license agreement with the German car maker BMW to launch a promotional iPhone game for the new BMW Z4 car model. In March 2009, we signed an additional license agreement with BMW for the BMW F1 Sauber Formula One racing team.

In February 2009, we launched the SHOOTER iPhone game with Paramount. The game reached the second highest level of downloads in the app store of Apple.

In March 2009, we launched the BMW Expression of Joy Z4 LITE iPhone game. Also in March 2009, we signed a license agreement with the German soccer club BVB Borussia Dortmund to develop a Java soccer game for the club.

During the three months ended March 31, 2009, we continued to market and expand the distribution of our products in Europe and Asia by entering into various strategic relationships. We are now selling in over 100 countries globally through resellers and telecom partners and globally to all countries that have an agreement with Apple and their app store/iTunes distribution platform.

In addition to marketing our current products, we continue to focus on developing many more new iPhone/iPOD Touch and Smart Phone products, such as real time 3D/3G games and massive multi-player mobile games. We are also in on-going talks with global media, major global brands and game companies to license more appealing content and intellectual properties.

Even though several of the new products and services have successfully been launched in several countries, there can be no guarantee that these new products and services will contribute substantially to our future revenues or will continue to be successful.

As of March 31, 2009, we had total assets of $33,494,237 and total liabilities of $3,524,540. As of March 31, 2009, current assets were $17,276,556 as compared to $16,704,265 at December 31, 2008, and current liabilities were $3,524,540 as compared to $2,940,329 at December 31, 2008.

We had 68 full time employees as of March 31, 2009. We also hire temporary staff, external consultants and interns to support our operations.

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

In addition, the stability of our earnings is also heavily influenced by macroeconomic factors. As the economy improves or worsens, our business is often similarly impacted. Macroeconomic factors, such as the current conditions in the debt markets, have impacted and will continue to impact our business. At this time, we view the direction of the economy to be uncertain, which does not allow us a high degree of certainty in predicting our earnings.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

REVENUES: Revenues for the quarter ended March 31, 2009 were $7,063,200 as compared to $4,125,004 for the quarter ended March 31, 2008. The increase of revenues of $2,938,196 or 71% was mainly due to increased product license revenue from mobile games one-time downloads and monthly subscription revenues for 3G games derived from mobile operators, bulk resellers and hand set distributors and a global license deal for the sale of our technology platform Mobile BoosterTM.

COST OF REVENUES: Cost of revenues mainly consist of amortization of intangible assets. Cost of revenues for the quarter ended March 31, 2009 was $741,412 as compared to $200,800 for the quarter ended March 31, 2008. The increase of $540,612 or 269% was primarily due to amortization expense of license rights.

GROSS MARGIN: Gross margin for the quarter ended March 31, 2009 was $6,321,788 as compared to $3,924,204 for the quarter ended March 31, 2008. The increase of $2,397,584 or 61% was mainly due to increased product license income from mobile games, one time downloads and monthly subscription revenues for 3G games derived from mobile operators, bulk resellers and hand set distributors and a global license deal for the sale of our technology platform offset by amortization of license rights acquired in earlier periods.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consist of salary for administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications, travel and provision for doubtful accounts. General and administrative expenses for the quarter ended March 31, 2009 were $1,585,173 as compared to $446,932 for the quarter ended March 31, 2008. The increase of $1,138,241 was mainly due to a charge to increase the allowance for doubtful accounts receivable by approximately $1,095,000, and due to slight increases in legal, staff and office expenses.

SALES AND MARKETING: Sales and marketing expenses consist of salary expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expense, traveling and public relations activities. Sales and marketing expenses for the quarter ended March 31, 2009 were $491,620 as compared to $422,635 for the quarter ended March 31, 2008. The increase of $68,985 was primarily due to slight increases in staff and consulting, office and traveling expenses.

RESEARCH & DEVELOPMENT: Research and development expenses consist of salary, training, consulting, subcontracting and other expenses incurred to develop and fulfill the design specifications and productions of the products and services from which we derive our revenues. Research and development expenses for the quarter ended March 31, 2009 were $858,326 as compared to $523,917 for the quarter ended March 31, 2008.

The increase of $334,409 was mainly due to increases of approximately $269,000 in staff and consulting expenses and $75,000 in data hosting and web service.

OTHER EXPENSE/INCOME: Other (expense)/income for the quarter ended March 31, 2009 was ($159,438) as compared to $88,420 for the quarter ended March 31, 2008. Net expense of $159,438 was mainly due to interest expense of ($30,252) and foreign currency transaction losses of approximately ($129,000) in this quarter comparing to a gain of approximately $168,000 in the first quarter of 2008.

INCOME FROM OPERATIONS AND NET INCOME: Income from operations for the quarter ended March 31, 2009 was $3,386,669 as compared to income from operations of $2,530,720 for the quarter ended March 31, 2008. The income from operations is mainly due to revenue of $7,063,200 from the sale of product licenses for our mobile games, one time downloads and monthly subscription revenues for 3G games and business application licenses offset by cost of revenue of $741,412 and operational cost of $2,935,119. Net income for the quarter ended March 31, 2009 was $2,712,231 as compared to net income of 2,493,585 for the quarter ended March 31, 2008. The basic and diluted net income per share for the first quarter of 2009 was $0.06, as compared to $0.06 and $0.05, respectively, for the quarter ended March 31, 2008.

The difference between the expected and effective income tax expense recorded for the three-month periods ended March 31, 2009 and 2008, is due primarily to changes in the valuation allowance on net deferred tax assets.

At March 31, 2009, the Company’s deferred tax asset which has been fully allowed for, primarily consists of net operating loss carryforwards. The recognition of this net deferred tax asset is based on the Company’s analysis of past, current and projected financial results of the Company’s operations. Based on this analysis, management concluded that as of March 31, 2009, the net deferred tax asset is not more likely than not of being realized. If future taxable income exceeds the level that has been assumed in calculating the deferred tax asset, the valuation allowance could be reduced with a corresponding credit to income.

At March 31, 2009, the Company has recorded a current income tax payable of $75,000, which consists of estimated state income taxes and federal alternative minimum tax.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, we had a working capital surplus of $13,752,016 and stockholders’ equity of $29,969,697.

We have borrowed funds from time to time in the past from our chief executive officer, Eberhard Schoneburg. As of March 31, 2009, we owed our CEO an aggregate amount of $613,185, as compared to $737,771 at December 31, 2008. In April and May 2009, our CEO advanced an additional $246,788, including deferred salary of $44,531, to the Company. The advanced funds bear interest at a rate of 5% per year and are unsecured.

The Company continued to generate income in the first quarter of 2009, and we expect that cash flows generated from 2009 operations and additional financing through various sources will be sufficient to fund the Company’s operations, working capital and commitment needs for the next twelve months.

We expect that we will need to raise additional capital to support our operations and accommodate planned future growth. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Debt financing will increase expenses and must be repaid regardless of operating results. Equity financing could result in a substantial dilution to existing stockholders.

In addition, economic conditions in the United States and in foreign markets in which we operate could substantially affect our sales and profitability and our cash position and collection of accounts receivable. Economic activity in the United States and throughout much of the world has undergone a sudden, sharp economic downturn in 2008 and 2009 following the housing downturn and subprime lending collapse in the United States and globally. Global credit and capital markets have experienced unprecedented volatility and disruption. Business credit and liquidity have tightened in much of the world. Some of our suppliers and customers may face credit issues and could experience cash flow problems and other financial hardships. These factors have had an impact on the timeliness of receivable collections from our customers. The Company cannot predict at this point in time how this situation will develop and whether accounts receivable may need to be allowed or for written off in the coming quarters.

Changes in governmental banking, monetary and fiscal policies to restore liquidity and increase credit availability may not be effective in alleviating the global economic declines. It is difficult to determine the breadth and duration of the economic and financial market problems and the many ways in which they may affect our suppliers, customers and our business in general. Nonetheless, continuation or further worsening of these difficult financial and macroeconomic conditions could have a significant adverse effect on our sales, collectability of our accounts receivables, profitability and results of operations.

Recently Issued and Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. In February 2008, the FASB issued Staff Position FAS 157-2, which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted Staff Position FAS 157-2 on January 1, 2009. At March 31, 2009, the Company has no financial assets or liabilities subject to recurring fair value measurements.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS No. 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FSP 107-1), which will require that the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 will be effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 is not expected to have a material impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted SFAS No. 141(Revised 2007), Business Combinations, (SFAS No. 141R). SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. Management believes that the adoption of SFAS 141R will have an impact on the accounting for any future acquisition, if one were to occur. The Company is required to apply the guidance in SFAS 141R for any future business combinations.

On January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 160 establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Because all of the Company’s subsidiaries are wholly-owned by the Company, there are no noncontrolling interests, and as a result, the adoption of this standard had no effect on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about the Company’s derivative and hedging activities. The adoption of SFAS 161 did not have an impact on the Company’s financial statements.

On January 1, 2009, the Company adopted the provisions of Emerging Issues Task Force (“EITF”) 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, which provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133. The adoption of this EITF did not have an impact on the Company’s consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2009, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and our Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2009.

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

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting throughout 2009 as we implement our Sarbanes Oxley testing methodologies.

PART II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

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

ITEM 1A — RISK FACTORS

Not applicable.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 — OTHER INFORMATION

Not applicable.

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
Date: May 12, 2009
By: /s/ Eberhard Schoneburg Name: Eberhard Schoneburg Title: Chief Executive Officer and Principal Financial Officer