Form 10-Q
period 2009-06-30
ARTIFICIAL LIFE INC
filed 2009-08-12
CIK 1070361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of July 31, 2009 there were 50,244,132 shares of Common Stock, $.01 par value per share, outstanding.

ARTIFICIAL LIFE, INC.

INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE

QUARTER ENDED JUNE 30, 2009

PAGE

PART I-FINANCIAL INFORMATION

Item 1 – Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008	3

Condensed Consolidated Statements of Operations and Comprehensive Income for the

Three Months and Six Months Ended June 30, 2009 and 2008 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Six Months Ended

June 30, 2009 and 2008 (unaudited)	6
Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3 – Quantitative and Qualitative Disclosure About Market Risk	19

Item 4 – Controls and Procedures	19

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings	20

Item 1A – Risk Factors	20

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3 – Defaults Upon Senior Securities	20

Item 4 – Submission of Matters to a Vote of Security Holders	20

Item 5 – Other Information	20

Item 6 – Exhibits	20

Signatures	21

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARTIFICIAL LIFE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2009	December 31, 2008
	(unaudited)
Current assets:
Cash	$1,439,093	$1,430,578
Accounts receivable, net	18,773,831	13,859,315
Prepaid expenses and other	471,661	914,372
Deferred tax asset	—	500,000
Total current assets	20,684,585	16,704,265

Fixed assets, net	3,069,557	3,140,067

License rights, net	14,968,150	9,617,198
Prepaid expenses, deposits and other assets	1,497,828	828,943
	16,465,978	10,446,141
TOTAL ASSETS	$40,220,120	$30,290,473

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$2,498,716	$669,745
Accrued expenses and other	620,903	472,813
Income tax payable	218,000	60,000
Note payable — officer/stockholder	938,704	737,771
Notes payable	1,000,000	1,000,000

Total liabilities (all current)	5,276,323	2,940,329

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding
Common stock, $.01 par value; 130,000,000 shares authorized, 50,244,132 shares issued and outstanding as of June 30, 2009 and 47,724,132 shares issued and outstanding as of December 31, 2008	502,441	477,241
Additional paid-in capital	53,654,712	51,708,712
Notes receivable from stockholders	(19,577)	(19,577)
Accumulated deficit	(19,202,709)	(24,686,144)
Accumulated other comprehensive income (loss)	8,930	(130,088)
Total stockholders’ equity	34,943,797	27,350,144
	$40,220,120	$30,290,473

See accompanying notes to unaudited condensed consolidated financial statements.

ARTIFICIAL LIFE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three-month Period Ended June 30,		Six-month Period Ended June 30,
	2009	2008	2009	2008
Revenues:
Software license revenue	$7,577,225	$5,475,924	$14,629,598	$9,594,301
Application services and other revenue	744	5,546	11,571	12,173
	7,577,969	5,481,470	14,641,169	9,606,474
Cost of revenues:
Cost of software license revenue	1,090,980	634,047	1,817,250	812,126
Cost of application services and other revenue	6,627	34,999	21,769	57,720
	1,097,607	669,046	1,839,019	869,846
Gross Profit	6,480,362	4,812,424	12,802,150	8,736,628
Operating expenses:
General and administrative	1,391,040	581,860	2,976,213	1,028,792
Research and development	924,311	826,756	1,782,637	1,350,673
Sales and marketing	1,040,908	513,621	1,532,528	936,256
Total operating expenses	3,356,259	1,922,237	6,291,378	3,315,721
Income from operations	3,124,103	2,890,187	6,510,772	5,420,907
Other income (expenses):
Interest income and other	109,483	1,026	109,503	3,958
Interest expense	(36,228)	(15,556)	(66,480)	(98,061)
Foreign currency transaction (losses) gains	(283,154)	190,412	(412,360)	358,405
	(209,899)	175,882	(369,337)	264,302
Income before income taxes	2,914,204	3,066,069	6,141,435	5,685,209
Income tax expense	(143,000)	(375,755)	(658,000)	(501,310)
Net income	2,771,204	2,690,314	5,483,435	5,183,899
Foreign currency translation adjustment	231,696	15,753	139,018	53,300
Comprehensive income	$3,002,900	$2,706,067	$5,622,453	$5,237,199

Net income per share
Basic	$0.06	$0.06	$0.11	$0.11
Diluted	$0.06	$0.05	$0.11	$0.11
Weighted average shares outstanding
Basic	48,397,539	46,249,746	48,062,696	45,158,361
Diluted	48,421,914	49,195,815	48,220,370	47,672,154

See accompanying notes to unaudited condensed consolidated financial statements.

ARTIFICIAL LIFE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six-month Period Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$5,483,435	$5,183,899
Adjustments to reconcile net income to net (cash used) provided by in operating activities:
Depreciation and amortization	1,935,938	986,686
Deferred income tax expense	500,000	60,355
Amortization of discount on notes payable	—	33,000
Provision for losses on doubtful accounts receivable	2,623,162	2,469
Foreign currency transaction (gain) loss	412,360	(358,405)
Interest expense accrued on notes payable officer / stockholder	14,285	7,727
Salary accrued to officer / stockholder	175,395	20,361
Changes in operating assets and liabilities:
Increase in restricted cash	—	(165,000)
Increase in accounts receivable	(13,981,178)	(1,015,072)
Increase in prepaid expenses, deposits, and other assets	(226,174)	(1,026,802)
Increase (decrease) in accounts payable, accrued expenses and other	1,573,791	(815,576)
Increase in income tax payable	158,000	441,675
Net cash (used in) provided by operating activities	(1,330,986)	3,355,317
Cash flows from investing activities:
Purchase of fixed assets	(45,879)	(1,810,404)
Purchase of license rights	(254,180)	(4,647,761)
Deposits on fixed assets	—	(2,871,800)
Net cash used in investing activities	(300,059)	(9,329,965)
Cash flows from financing activities:
Net proceeds from issuance of common stock	1,905,200	5,241,002
Advances under note payable to officer / stockholder	202,257	—
Repayment of note payable to officer / stockholder	(191,004)	(288,808)
Net cash provided by financing activities	1,916,453	4,952,194

Net increase (decrease) in cash	285,408	(1,022,454)
Cash, beginning of period	1,430,578	6,210,435
Effect of exchange rate changes on cash	(276,893)	(812)
Cash, end of period	$1,439,093	$5,187,169

Supplemental disclosure of non-cash investing activity:
Purchase of license rights and related increase in accounts payable	$6,443,500	$—
Issuance of common stock and warrants in satisfaction of accounts payable	$66,000	$—

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

Artificial Life Ventures, Inc., Artificial Life USA, Inc., and Artificial Life Mobile Computing, Inc., all non-operating, inactive subsidiaries in 2009 and 2008.

All significant inter-company balances and transactions have been eliminated in consolidation.

Operating results for the six months ended June 30, 2009, are not necessarily indicative of results that may be expected for the year ending December 31, 2009. Amounts at December 31, 2008, are derived from the Company’s audited consolidated financial statements. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company’s annual Report on Form 10-K for the year ended December 31, 2008.

The financial information included in this report has been prepared in conformity with the accounting policies reflected in the financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Recently issued and adopted accounting standards

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 established a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. In February 2008, the FASB issued Staff Position FAS 157-2, which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted Staff Position FAS 157-2 on January 1, 2009. At June 30, 2009, the Company had no financial assets or liabilities subject to recurring fair value measurements.

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

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FSP 107-1), which requires that the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 is effective for interim period ending after June 15, 2009. The adoption of FSP 107-1 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on the Company’s consolidated financial position or results of operations.

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

At January 1, 2009, all outstanding options and warrants issued to employees were fully vested and exercisable. There were no stock options granted during the six-month periods ended June 30, 2009 and 2008. At June 30, 2009, the Company had outstanding options to purchase 2,065,000 shares of common stock under its stock option plan, issued to employees as follows:

Weighted average exercise price	$0.88
Aggregate intrinsic value	$139,350
Weighted average remaining contractual term	0.49 year

At June 30, 2009, the Company had outstanding warrants to purchase 700,000 shares of common stock issued to employees as follows:

Weighted average exercise price	$0.83
Aggregate intrinsic value	$42,000
Weighted average remaining contractual term	0.43 year

3.	CUSTOMER CONCENTRATION

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company extends credit to its customers in the normal course of business and generally does not require collateral. Due to the global financial crisis and general market conditions, in 2009 the Company has granted extended payment terms (up to 180 days) to certain customers. The Company assesses the probability of collection from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history and its current creditworthiness. If in management’s judgment collection is not probable, the Company does not record revenue until the uncertainty is removed.

Management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. The allowance for doubtful accounts of $3,354,450 at June 30, 2009, and $731,500 at December 31, 2008, is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the creditworthiness of the customer, the economic conditions of the customer’s industry, the general economic conditions and trends and the business relationship and history with its clients among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts. If judgments regarding the collectability of accounts receivable were incorrect, adjustments to the allowance may be required, which would reduce profitability. Since the Company’s accounts receivable are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the Company’s financial statements. During the six months ended June 30, 2009, the Company entered into agreements with certain of its customers to offset accounts receivable of approximately $6.4 million from these customers with accounts payable for the same amount to these customers. The offset of these receivables and payables represents a legal right of setoff and has been accounted for in accordance with the provisions of FASB Interpretation No. ("FIN") 39.

At June 30, 2009, the Company had 95 telecom carriers, resellers, distributors and general corporate customers compared to 70 such customers at December 31, 2008 and 52 such customers at June 30, 2008. For the three-month and six-month periods ended June 30, 2009, resellers and distributors represented approximately 62% of the Company’s revenues.

For the three-month period ended June 30, 2009, the Company had two customers that represented approximately 60% and 37% of the Company’s revenues, respectively. For the three-month period ended June 30, 2008, the Company had two customers that represented approximately 55% and 42% of the Company’s revenues, respectively. For the six-month period ended June 30, 2009, the Company had three customers that represented approximately 61%, 19% and 17% of the Company’s revenues, respectively. For the six-month period ended June 30, 2008, the Company had three customers that represented approximately 61%, 24% and 11% of the Company’s revenues, respectively.

At June 30, 2009, accounts receivable were due from 56 customers. Of these, three customers accounted for approximately 72%, 13% and 9% of the accounts receivable, respectively. At June 30, 2009, 34% and 55% of accounts receivable were aged within 30 days and 60 days, respectively. At June 30, 2009, the average age of accounts receivable from all customers was 104 days as compared to 83 days at December 31, 2008. The average age of receivables from the Company’s three largest customers at June 30, 2009 was 135 days.

4.	NET INCOME PER SHARE

Basic net income per share is calculated based on the weighted average number of common shares outstanding for the three and six month periods ended June 30, 2009 and 2008. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method. The following table sets forth the computation of fully diluted shares for the three months and six months ended June 30, 2009 and 2008.

	Three–month Period Ended June 30		Six–month Period Ended June 30
	2009	2008	2009	2008
Shares used in basic per share calculation	48,397,539	46,249,746	48,062,696	45,158,361
Effect of dilutive securities:
Options	24,375	1,381,581	93,488	1,251,495
Warrants	—	1,564,488	64,186	1,262,298
Shares used in dilutive per share calculation	48,421,914	49,195,815	48,220,370	47,672,154

5.	INCOME TAXES

The difference between the expected and effective income tax expense recorded for the six-month periods ended June 30, 2009 and 2008, is due primarily to changes in the valuation allowance on net deferred tax assets.

At June 30, 2009, the Company’s deferred tax asset which has been fully allowed for, primarily consists of net operating loss carryforwards. The recognition of this net deferred tax asset is based on the Company’s analysis of past, current and projected financial results of the Company’s operations. Based on this analysis, management does not believe that as of June 30, 2009, it is more likely than not that the asset can be realized. If future taxable income exceeds the level that has been assumed in calculating the deferred tax asset, the valuation allowance could be reduced with a corresponding credit to income.

At June 30, 2009, the Company has recorded a current income tax payable of $218,000, which consists of estimated state income taxes and U.S. federal alternative minimum tax.

6.	CONTINGENCIES

From time to time, legal proceedings or disputes arise in the normal course of business. The Company monitors and reviews these matters and maintains accruals where appropriate.

In September 2008, an action was brought against Artificial Life Europe GmbH in Germany in a contractual dispute, in which a claim of approximately $375,000 was made against the Company. A court hearing is scheduled for September 2009 before the State Court in Berlin. The Company intends to contest this claim and defend itself vigorously, including the filing of available counterclaims. While the Company cannot predict the outcome of the matter, the Company believes that the final outcome of this matter will not have a material adverse impact on its financial position or results of operation.

7.	NOTES PAYABLE

 Related party note payable:

The Company has a revolving note payable to its chief executive officer for advances made by him to the Company, as well as deferred salary and bonus. The note bears interest at 5%, and is repayable upon demand. On August 10 2009, the Board of Directors of the Company approved a loan agreement that was executed by the Company and the chief executive officer under which the note payable is secured by the assets of the Company. Activity on the note payable to the chief executive officer during the six months ended June 30, 2009 and 2008, was as follows:

	2009	2008
Beginning balance, January 1	$737,771	$751,860
Advances	202,257	—
Repayments	(191,004)	(288,808)
Accrued salary and bonus	175,395	20,361
Accrued interest	14,285	7,727
Ending balance, June 30	$938,704	$491,140

Other notes:

The Company has promissory notes payable to two non-related party stockholders for an aggregate principal amount of $1,000,000. These notes are unsecured, bear an annual interest rate of 10%, and matured on December 31, 2008. The notes are due on demand, and the holders may convert the notes and any unpaid interest accumulated thereon into shares of common stock at a conversion price of $2.50 per share. The Company determined that the notes did not have any beneficial conversion feature, as the conversion exercise price exceeded the market price of the Company’s common stock.

8.	STOCKHOLDERS’ EQUITY

During the quarter ended June 30, 2009, the Company issued 2,520,000 shares of common stock along with warrants to purchase an additional 1,545,000 shares of common stock for cash of $1,905,200. As part of this placement, one party received 100,000 shares and warrants to purchase 100,000 shares in satisfaction of $66,000 of accounts payable. The private placement offering was made to seven institutional and two individual accredited investors. In connection with the private placement offering, the Company retained a selling agent to whom it paid a commission of $33,000.  The issuance of the common stock and warrants are exempt from the registration requirements of the Securities Act of 1933, as amended.  The warrants have a two-year term with exercise prices ranging from $0.80 to $1.25 per share and are immediately exercisable.

9.	FAIR VALUE MEASUREMENTS

SFAS No. 157 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact, and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non performance.

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

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

At June 30, 2009, the Company has no financial assets or liabilities subject to recurring fair value measurements.

The Company's financial instruments include cash, accounts receivable, accounts payable, and notes payable. Management estimates that the carrying amounts of the non-related party financial instruments approximate their fair values due to their short-term nature. The fair value of the related party notes payable is not practical to estimate due to the related party nature of the underlying transactions.

10.	SUBSEQUENT EVENTS

The Company evaluated events through August 11, 2009 for consideration as a subsequent event to be included in its June 30, 2009 Financial Statements issued August 12, 2009.

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

Overview

In the second quarter of 2009, we sold over 4,593,000 of our mobile 3G and Java games globally, primarily to resellers, aggregators and hand set manufacturers. The sales include one time downloads, end user subscriptions via operator decks, off-deck sales, bulk reseller packages and pre-installation licenses for cell phones.

However, the focus of the Company since the end of 2008 has been on the development, sales and launch of iPhone and iPOD Touch games (referred to collectively as “iPhone games”). From December 2008 through July 2009, the Company has successfully developed and released the following nine iPhone games:

Amateur Surgeon (with Cartoon Networks),

SHOOTER (with Paramount),

BMW Expression of Joy Z4 LITE,

BMW Experience Z4,

RED BULL Air Race LITE,

RED BULL Air Race World Championship,

iDroids™,

iSoccer Backstreet and

VERMINATOR

These iPhone games have been downloaded an aggregate of more than 1.7 million times, and four games have been at one time within the top 10 most downloaded games in the United States and/or in many other countries around the globe on the Apple App Store platform.

In April 2009, we signed a license agreement with the renowned German soccer club, VfB Stuttgart to launch a soccer title “VfB – The Official Mobile Game” for mobile devices.  The game is tentatively scheduled for release in the third quarter of 2009, around the start of the new 2009/2010 soccer season.

In April 2009, we signed an agreement with Starz Media to launch an iPhone game inspired by the upcoming horror movie Pandorum, from Overture Films.  The game is tentatively scheduled for release in the third quarter of 2009 just prior to the film’s debut in theaters globally.

In April and May 2009, we launched the RED BULL Air Race World Championship Lite and Full Versions, the first official air race motor sport games for the iPhone and iPod touch platform.

In April 2009, we signed a three-year license agreement with multi-platinum two-time, Grammy-winning rock band Linkin Park and Warner Brothers Records to launch a social community based music game featuring Linkin Park’s music on the iPhone and iPod touch platform. The first launch is tentatively scheduled for the fourth quarter of 2009.

In May 2009, we launched the iDroidsMania™, our first branded game offered in the Apple App Store. The game has been launched as a full version and a free lite version containing the first two levels as a trial.

In May 2009, we started working as a subcontractor for China Telecom, one of the three Chinese telecom operators that have recently been awarded a 3G license from the Chinese government.  We are working with China Telecom in Hunan to set up the 3G WAP content and sales platform. After the successful launch in Hunan, we intend to expand our service coverage and product sales with a wide variety of premium 3G mobile entertainment products and services to more provinces and cities in China and other telecommunication companies.

In May 2009, we launched the BMW Z4 Experience iPhone game for the new BMW Z4 Roadster.

In June 2009, we launched iSoccer Backstreet™, our first 3D soccer game.

In June 2009, we launched the VERMINATOR™, our own branded iPhone game.

During the six months ended June 30, 2009, we continued to market and expand the distribution of our products in Europe, Asia and the United States by entering into various strategic relationships. Our products are now sold in over 100 countries through resellers and telecom partners and in over 65 countries through Apple’s App Store/iTunes distribution platform.

In addition to marketing our current products, we continue to focus on developing more new iPhone/iPod Touch and Smart Phone products, such as real time 3D/3G games and massive multi-player mobile games. We are also in ongoing talks with global media and major global brands to license additional appealing content and intellectual property.

Even though several of our new products and services have successfully been launched in several countries, there can be no guarantee that these new products and services will contribute substantially to our future revenues or will continue to be successful.

As of June 30, 2009, we had total assets of $40,220,120 and total liabilities of $5,276,323. As of June 30, 2009, current assets were $20,684,585 as compared to $16,704,265 at December 31, 2008, and current liabilities were $5,276,323 as compared to $2,940,329 at December 31, 2008.

We had 59 full time employees as of June 30, 2009. We also hire temporary staff, external consultants and interns to support our operations.

As we are still in the early phase of the global roll out of our key mobile products in several countries around the world, results of operations to date may not be indicative of our future results of operations. Moreover, we expect to experience significant fluctuations in our future operating results due to a variety of factors including the speed of the expansion of the 3G mobile markets, the general market acceptance of our products, our ability to sell and license our third party intellectual property, the increasing diversity and number of mobile phone handset types, the amount of software consulting we undertake in the future, our success in creating and entering into strategic alliances, our mix of product and service sales, our response to competitive pressure, our ability to attract and retain qualified personnel, and our ability to execute our business strategy in the Asian, European and American markets. Gross profit margins will vary from product to product between products and services and among the countries in which our products are sold. In addition, our sales mix may vary from period to period and our gross margins will fluctuate accordingly.

In addition, the stability of our earnings is also heavily influenced by macroeconomic factors. As the economy improves or worsens, our business may be similarly impacted. Macroeconomic factors, such as the current conditions in the debt markets, have impacted and will continue to impact our business. At this time, we view the direction of the economy to be uncertain, which does not allow us a high degree of certainty in predicting our earnings.

Results of Operations

Three months ended June 30, 2009 Compared to three months ended June 30, 2008

REVENUES: Revenues for the quarter ended June 30, 2009 were $7,577,969 as compared to $5,481,470 for the quarter ended June 30, 2008. The increase in revenues of $2,096,499 or 38% was mainly due to increased (a) product license revenue from mobile games, one-time downloads, (b) monthly subscription revenues for 3G games derived from mobile operators, bulk resellers and hand set distributors and (c) license revenues from the sale of our technology platform Mobile Booster™.

COST OF REVENUES: Cost of revenues mainly consisted of amortization of intangible assets. Cost of revenues for the quarter ended June 30, 2009 was $1,097,607 as compared to $669,046 for the quarter ended June 30, 2008. The increase of $428,561, or 64%, was primarily due to the amortization of license rights.

GROSS MARGIN: Gross margin for the quarter ended June 30, 2009 was $6,480,362 as compared to $4,812,424 for the quarter ended June 30, 2008. The increase of $1,667,938, or 35%, was mainly due to increased product license income from mobile games, one-time downloads and monthly subscription revenues for 3G games derived from mobile operators, bulk resellers and hand set distributors and a global license deal for the sale of our technology platform offset by amortization of license rights acquired in earlier periods.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consisted of salaries of administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications, travel and the provision for doubtful accounts receivable. General and administrative expenses for the quarter ended June 30, 2009 were $1,391,040 as compared to $581,860 for the quarter ended June 30, 2008. The increase of $809,180 was mainly due to a 2009 provision for doubtful accounts receivable, off-set by a decrease in expenses related to public relations and professional services.

SALES AND MARKETING: Sales and marketing expenses consisted of salaries of sales and marketing personnel and costs relating to marketing materials, advertising, trade shows, traveling and public relations activities. Sales and marketing expenses for the quarter ended June 30, 2009 were $1,040,908 as compared to $513,621 for the quarter ended June 30, 2008. The increase of $527,287 was primarily due to an increased allowance for doubtful accounts, partially offset by a decrease in expenses related to marketing and sub-contracting expenses.

RESEARCH & DEVELOPMENT: Research and development expenses consisted of salary, training, consulting, subcontracting and other expenses incurred to develop and fulfill the design specifications and production of the products and services from which we derive our revenues. Research and development expenses for the quarter ended June 30, 2009 were $924,311 as compared to $826,756 for the quarter ended June 30, 2008. The increase of $97,555 was mainly due to the increase in consulting expenses.

OTHER EXPENSE/INCOME: Other expenses for the quarter ended June 30, 2009 totaled $209,899, as compared to other income of $175,882 for the quarter ended June 30, 2008. The other expenses of $209,899 were mainly due to income of $109,483, interest expense of $36,228 and foreign currency transaction losses of approximately $283,154 in this quarter compared to a gain of approximately $190,000 (primarily resulting from foreign currency transaction gains) in the second quarter of 2008.

INCOME FROM OPERATIONS AND NET INCOME: Income from operations for the quarter ended June 30, 2009 was $3,124,103 as compared to income from operations of $2,890,187 for the quarter ended June 30, 2008. Income from operations was mainly due to revenue of $7,577,969 from the sale of product licenses for our mobile games and technology licenses, which was offset by costs of revenue of $1,097,607 and operational costs of $3,356,259. Net income for the quarter ended June 30, 2009 was $2,771,204, compared to net income of $2,690,314 for the quarter ended June 30, 2008. Basic and diluted net income per share for the second quarter of 2009 was $0.06, as compared to $0.06 and $0.05, respectively, for the quarter ended June 30, 2008.

Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008

REVENUES: Revenues for the six months ended June 30, 2009 were $14,641,169 as compared to $9,606,474 for the six months ended June 30, 2008. The increase of revenues of $5,034,695 or 52% was mainly due to increased (a) product license revenue from mobile game one-time downloads, (b) monthly subscription revenues for 3G games derived from mobile operators, bulk resellers and hand set distributors and (c) license revenues from the sale of our technology platform Mobile Booster™.

COST OF REVENUES: Cost of revenues mainly consist of amortization of intangible assets. Cost of revenues for the six month ended June 30, 2009 was $1,839,019 as compared to $869,846 for the six months ended June 30, 2008. The increase of $969,173, or 111%, was primarily due to the amortization of license rights.

GROSS MARGIN: Gross margin for the six month ended June 30, 2009 was $12,802,150 as compared to $8,736,628 for the six months ended June 30, 2008. The increase of $4,065,522, or 47%, was mainly due to increased product license income from mobile games, one-time downloads and monthly subscription revenues for 3G games derived from mobile operators, bulk resellers and hand set distributors and a global license deal for the sale of our technology platform, offset by amortization of license rights acquired in earlier periods.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consisted of salaries of administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications, travel and the provision for doubtful accounts receivable. General and administrative expenses for the six months ended June 30, 2009 were $2,976,213 as compared to $1,028,792 for the six months ended June 30, 2008. The increase of $1,947,421 was mainly due to a 2009 provision for doubtful accounts receivable of approximately $2.1 million, offset by a decrease in expenses related to public relations and professional services.

SALES AND MARKETING: Sales and marketing expenses consisted of salary expenses for sales and marketing personnel and costs relating to marketing materials, advertising, trade shows, traveling and public relations activities. Sales and marketing expenses for the six months ended June 30, 2009 were $1,532,528 as compared to $936,256 for the six months ended June 30, 2008. The increase of $596,272 was primarily due to increased allowances for doubtful accounts.

RESEARCH & DEVELOPMENT: Research and development expenses consisted of salary, training, consulting, subcontracting and other expenses incurred to develop and fulfill the design specifications and production of the products and services from which we derive our revenues. Research and development expenses for the six months ended June 30, 2009 were $1,782,637 as compared to $1,350,673 for the six months ended June 30, 2008. The increase of $431,964 was mainly due to increased consulting and telecommunication expenses.

OTHER EXPENSE/INCOME: Other expenses for the six months ended June 30, 2009 totaled $369,337, as compared to other income of $264,302 for the six months ended June 30, 2008. The other expenses of $369,337 were mainly due to interest income of $109,503, interest expense of $66,480 and foreign currency transaction losses of approximately $412,360 for the six months ended June 30, 2009 comparing to a gain of approximately $358,000 (primarily resulting from foreign currency transaction gains) for the six months ended June 30, 2008.

INCOME FROM OPERATIONS AND NET INCOME: Income from operations for the six months ended June 30, 2009 was $6,510,772 as compared to income from operations of $5,420,907 for the six months ended June 30, 2008. Income from operations is mainly due to revenue of $14,641,169 from the sale of product licenses for our mobile games, one-time downloads and monthly subscription revenues for 3G games and technology licenses, offset by costs of revenue of $1,839,019 and operational costs of $6,291,378. Net income for the six months ended June 30, 2009 was $5,483,435 as compared to net income of $5,183,899 for the six months ended June 30, 2008. Basic and diluted net income per share for the six months ended June 30, 2009 was $0.11, as compared to $0.11 for the six months ended June 30, 2008.

The difference between the expected and effective income tax expense recorded for the six-month periods ended June 30, 2009 and 2008, is due primarily to changes in the valuation allowance on net deferred tax assets.

At June 30, 2009, the Company’s deferred tax asset, which has been fully allowed for, primarily consisted of net operating loss carryforwards. The recognition of this net deferred tax asset is based on the Company’s analysis of past, current and projected financial results of the Company’s operations. Based on this analysis, management does not believe that as of June 30, 2009, the net deferred tax asset will more likely than not be realized. If future taxable income exceeds the level that has been assumed in calculating the deferred tax asset, the valuation allowance could be reduced with a corresponding credit to income.

At June 30, 2009, the Company has recorded a current income tax payable of $218,000, which consists of estimated state income taxes and U.S. federal alternative minimum tax.

CASH FLOW SUMMARY

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows for the six month periods ended June 30, 2009 and 2008, are summarized as follows:

	2009	2008
Cash provided by (used in):
Operating activities	$(1,330,986)	$3,355,317
Investing activities	(300,059)	(9,329,965)
Financing activities	1,916,453	4,952,194
Effect of exchange rate changes on cash	(276,893)	(812)
Net increase (decrease) in cash, considering effect of exchange rate changes on cash	$8,515	$(1,023,266)

Cash used in operating activities was $1,330,986 for the six months ended June 30, 2009, which was an increase of $4,686,303 compared to the six months ended June 30, 2008.  This increase in cash used is due to growth in the accounts receivable balance compared to the prior period and granting certain customers extended payment terms (up to 180 days), offset by an increase of net income, non-cash depreciation and amortization charges, deferred income tax expense and foreign currency transaction loss.

Cash used in investing activities was $300,059 for the six months ended June 30, 2009, which was a decrease of $9,029,906 compared to the six months ended June 30, 2008.  This decrease was primarily due to decreased expenditures relating to license rights and fixed assets, which were comprised primarily of software.

Cash provided by financing activities was $1,916,453 for the six months ended June 30, 2009, which was a decrease of $3,035,741 compared to the six months ended June 30, 2008.   This decrease was due to the issuance of common stock and warrants at a comparably lower price during the six months ended June 30, 2009 compared to the prior period.

Liquidity and Capital Resources

As of June 30, 2009, we had a working capital surplus of $15,408,262 and stockholders' equity of $34,943,797.

On July 7, 2009, we completed a private placement raising (through June 30, 2009) total cash proceeds of $1,905,200 through the issuance of 2,420,000 shares of common stock to several investors. As part of this placement, one party received 100,000 shares and warrants to purchase 100,000 shares in satisfaction of $66,000 of accounts payable. We expect that we will raise additional capital to support our operations, to finance receivables and to accommodate planned future growth. We are currently also in discussions with additional investors about further investments for the third or fourth quarters of 2009. However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Debt financing will increase expenses and must be repaid regardless of operating results. Equity financing could result in a substantial dilution to existing stockholders.

We have borrowed funds from time to time in the past from our chief executive officer, Eberhard Schoneburg. As of June 30, 2009, we owed Mr. Schoneburg an aggregate amount of $938,704, as compared to $737,771 at December 31, 2008. During the three months ended June 30, 2009, Mr. Schoneburg advanced an additional $354,600 including deferred salary of $152,343 to the Company. The advanced funds bear interest at a rate of 5% per year and are secured by the assets of the Company.

The Company continued to generate income in the second quarter of 2009, and we expect that cash flow generated from 2009 operations and additional financing through various sources will be sufficient to fund the Company’s operations, working capital and commitment needs for the next 12 months.

Economic conditions in the United States and in foreign markets in which we operate could substantially affect our sales and profitability and our cash position and collection of accounts receivable. Economic activity in the United States and throughout much of the world has undergone a sudden, sharp economic downturn in 2008 and 2009 following the housing downturn and subprime lending collapse in the United States and globally. Global credit and capital markets have experienced unprecedented volatility and disruption. Business credit and liquidity have tightened in much of the world. Some of our suppliers and customers may face credit issues and could experience cash flow problems and other financial hardships. These factors have had a substantial impact on the timeliness of receivable collections from our customers. The Company cannot predict at this point in time how this situation will develop and whether accounts receivable may need to be written off in the coming quarters.

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

The Company’s standard payment terms are normally within 90 days. In 2009, the Company has provided extended payment terms (up to 180 days) to certain customers. The Company assesses the probability of collection from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history and its current creditworthiness. If in management’s judgment collection of a fee is not probable, the Company does not record revenue until the uncertainty is removed.

Management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. The allowance for doubtful accounts of $3,354,450 at June 30, 2009, and $731,500 at December 31, 2008, is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the creditworthiness of the customer, the economic conditions of the customer’s industry, the general economic conditions and trends and the business relationship and history with its clients among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts. If judgments regarding the collectability of accounts receivable were incorrect, adjustments to the allowance may be required, which would reduce profitability. Since the Company’s accounts receivable are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the Company’s financial statements. During the six months ended June 30, 2009, the Company entered into agreements with certain of its customers to offset accounts receivable of approximately $6.4 million from these customers with accounts payable for the same amount to these customers. The offset of these receivables and payables represents a legal right of setoff and has been accounted for in accordance with the provisions of FASB Interpretation No. (“FIN”) 39.

Recently Issued and Adopted Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. In February 2008, the FASB issued Staff Position FAS 157-2, which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted Staff Position FAS 157-2 on January 1, 2009. At June 30, 2009, the Company has no financial assets or liabilities subject to recurring fair value measurements.

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

In April 2009, the FASB issued FSP SFAS No. 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FSP 107-1), which requires that the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 is effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB approved its Accounting Standards Codification (“Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the third quarter of fiscal year 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on the Company’s consolidated financial position or results of operations.

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

Off-Balance Sheet Arrangements

At June 30, 2009, we did not have any material off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)   Evaluation of Disclosure Controls. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

From time to time, legal proceedings or disputes arise in the normal course of business. The Company monitors and reviews these matters and maintains accruals where appropriate.

In September 2008, an action was brought against Artificial Life Europe GmbH in Germany in a contractual dispute, in which a claim of approximately $375,000 was made against the Company. A court hearing is scheduled for September 2009 before the State Court in Berlin. The Company intends to contest this claim and defend itself vigorously, including the filing of available counterclaims. While the Company cannot predict the outcome of the matter, the Company does not believe that the final outcome will have a material adverse impact on its financial position or results of operations.

ITEM 1A – RISK FACTORS

There have been no material changes to the Company’s risk factors as previously disclosed in Item 1A “Risk Factors” in the Company’s Form 10-K for the fiscal year ended December 31, 2008.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

10*	Loan Agreement, dated August 10, 2009 between the Registrant and Eberhard Schoneburg.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTIFICIAL LIFE, INC.

Date: August 12, 2009

By: /s/ Eberhard Schoneburg

Name: Eberhard Schoneburg

Title: Chief Executive Officer and

Chief Financial Officer