Form 10-Q
period 2009-09-30
ARTIFICIAL LIFE INC
filed 2009-11-09
CIK 1070361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer   [  ]  (Do not check if a smaller reporting company)

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:  As of October 31, 2009 there were 57,309,858 shares of Common Stock, $.01 par value per share, outstanding.

ARTIFICIAL LIFE, INC.

INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE

QUARTER ENDED SEPTEMBER 30, 2009

PAGE

PART I-FINANCIAL INFORMATION

Item 1 – Financial Statements

       Condensed Consolidated Balance Sheets as of September 30, 2009 (unaudited) and December 31, 2008

3

Condensed Consolidated Statements of Operations and Comprehensive Income for the

Three Months and Nine Months Ended September 30, 2009 and 2008 (unaudited)

4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended

September 30, 2009 and 2008 (unaudited)

6

Notes to Condensed Consolidated Financial Statements (unaudited)

7

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

12

Item 3 – Quantitative and Qualitative Disclosure About Market Risk

18

Item 4 – Controls and Procedures

18

PART II - OTHER INFORMATION

Item 1 – Legal Proceedings

19

Item 1A – Risk Factors

19

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 3 – Defaults Upon Senior Securities

19

Item 4 – Submission of Matters to a Vote of Security Holders

19

Item 5 – Other Information

19

Item 6 – Exhibits

19

Signatures

20

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ARTIFICIAL LIFE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

September 30, 2009

December 31, 2008

-----------------------

-----------------------

(unaudited)

Current assets:

Cash

$

175,023

$

1,430,578

Accounts receivable, net

27,379,991

13,859,315

Prepaid expenses and other

696,228

914,372

Deferred tax asset

-

500,000

----------------

----------------

Total current assets

28,251,242

16,704,265

----------------

----------------

Fixed assets, net

1,808,247

3,140,067

----------------

----------------

License rights, net

15,250,107

9,617,198

Prepaid expenses, deposits and other assets

2,005,513

828,943

----------------

----------------

17,255,620

10,446,141

----------------

----------------

$

47,315,109

$

30,290,473

=========

=========

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable

$

5,346,399

$

669,745

Accrued expenses and other

618,496

472,813

Income tax payable

187,000

60,000

Note payable – officer/stockholder

981,877

737,771

Notes payable

1,000,000

1,000,000

----------------

----------------

Total liabilities (all current)

8,133,772

2,940,329

----------------

----------------

Stockholders’ equity:

Preferred stock, $.01 par value; 5,000,000 shares authorized,

 no shares issued and outstanding

Common stock, $.01 par value; 130,000,000 shares authorized,

-

-

50,422,073 shares issued and outstanding as of September 30, 2009 and

47,724,132 shares issued and outstanding as of December 31, 2008

504,221

477,241

Additional paid-in capital

53,820,682

51,708,712

Notes receivable from stockholders

 (19,577)

 (19,577)

Accumulated deficit

 (15,296,285)

 (24,686,144)

Accumulated other comprehensive income (loss)

172,296

 (130,088)

----------------

----------------

Total stockholders’ equity

39,181,337

27,350,144

----------------

---------------

$

47,315,109

$

30,290,473

=========

=========

See accompanying notes to unaudited condensed consolidated financial statements.

            m

ARTIFICIAL LIFE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(UNAUDITED)

Three-month Period Ended

Nine-month Period Ended

September 30,

   September 30,

-------------

   -------------

-------------

-------------

2009

2008

2009

2008

Revenues:

Software license revenue

$8,722,381

$5,835,733

$23,351,979

$

15,430,034

Reseller license revenue

-

769,800

-

769,800

Application services and other revenue

1,100

23,064

12,671

35,237

--------------

--------------

--------------

-------------

8,723,481

6,628,597

23,364,650

16,235,071

--------------

--------------

--------------

-------------

Cost of revenues:

Cost of software license revenue

1,676,575

892,258

3,493,825

1,704,384

Cost of application services and other

  revenue

56,223

31,092

77,992

88,812

--------------

--------------

--------------

-------------

1,732,798

923,350

3,571,817

1,793,196

--------------

--------------

--------------

-------------

Gross Profit

6,990,683

5,705,247

19,792,833

14,441,875

--------------

--------------

--------------

-------------

Operating expenses:

General and administrative

1,750,366

451,518

4,726,579

1,480,310

Research and development

1,015,483

928,487

2,798,120

2,279,160

Sales and marketing

474,066

740,696

2,006,594

1,676,952

--------------

--------------

--------------

--------------

Total operating expenses

3,239,915

2,120,701

 9,531,293

5,436,422

--------------

--------------

--------------

--------------

Income from operations

3,750,768

3,584,546

10,261,540

9,005,453

--------------

--------------

--------------

--------------

Other income (expenses):

Interest income and other

219,761

533

329,264

4,492

Interest expense

  (39,356)

  (64,661)

  (105,836)

  (162,722)

Foreign currency transaction (losses) gains

  (55,749)

  (35,368)

  (468,109)

323,037

--------------

--------------

--------------

--------------

124,656

 (99,496)

 (244,681)

164,807

--------------

--------------

--------------

--------------

Income before income taxes

3,875,424

3,485,050

10,016,859

9,170,260

Income tax benefit (expense)

31,000

-

 (627,000)

 (501,310)

--------------

--------------

--------------

--------------

Net income

3,906,424

3,485,050

9,389,859

8,668,950

Foreign currency translation adjustment

163,366

 (126,116)

302,384

 (72,816)

--------------

--------------

--------------

--------------

Comprehensive income

$

4,069,790

$

3,358,934

$

9,692,243

$

8,596,134

=========

=========

=========

=========

Net income per share

Basic

$

0.08

$

0.07

$

0.19

$

0.19

=========

=========

=========

=========

Diluted

$

0.08

$

0.07

$

0.19

$

0.18

=========

=========

=========

=========

Weighted average shares outstanding

Basic

50,261,571

47,615,002

48,803,709

45,983,219

=========

=========

=========

=========

Diluted

50,302,915

49,454,372

48,916,809

48,254,906

=========

=========

=========

=========

See accompanying notes to unaudited condensed consolidated financial statements.

ARTIFICIAL LIFE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Nine-month Period Ended

September 30,

----------------------

2009

2008

------------------              ----------------

Cash flows from operating activities:

Net income

$

9,389,859

$

8,668,950

Adjustments to reconcile net income to net cash (used in) provided by operating activities:

Depreciation and amortization

3,125,255

1,132,005

Write down of fixed assets and license rights

1,794,999

-

Deferred income tax expense

500,000

59,635

Amortization of discount on notes payable

-

66,000

Provision for losses on doubtful accounts receivable

2,623,162

2,469

Foreign currency transaction losses (gains)

468,109

  (323,037)

Interest expense accrued on notes payable officer / stockholder

25,099

7,727

Salary accrued to officer / stockholder

223,442

20,361

Changes in operating assets and liabilities:

Increase in restricted cash

-

  (165,000)

Increase in accounts receivable

 (22,587,338)

  (4,775,893)

Increase in prepaid expenses, deposits and other assets

 (958,426)

  (932,718)

Increase (decrease) in accounts payable, accrued expenses and other

2,200,057

  (413,635)

Increase in income tax payable

127,000

441,675

-----------------

-----------------

Net cash (used in) provided by operating activities

  (3,068,782)

3,788,539

-----------------

-----------------

Cash flows from investing activities:

Purchase of fixed assets

 (90,853)

 (180,960)

Purchase of license rights

 (280,869)

 (9,639,981)

Deposits on fixed assets

-

 (2,871,800)

-----------------

-----------------

Net cash used in investing activities

 (371,722)

 (12,692,741)

-----------------

-----------------

Cash flows from financing activities:

Net proceeds from issuance of common stock

2,072,950

5,596,602

Advances under note payable to officer / stockholder

202,257

-

Repayment of note payable to officer / stockholder

 (206,692)

 (303,736)

-----------------

-----------------

Net cash provided by financing activities

2,068,515

5,292,866

-----------------

-----------------

Net decrease in cash

  (1,371,989)

 (3,611,336)

Cash, beginning of period

1,430,578

6,210,435

Effect of exchange rate changes on cash

116,434

95,948

-----------------

-----------------

Cash, end of period

$

175,023

$

2,695,047

==========

==========

Supplemental disclosure of non-cash activities:

Purchase of license rights and related increase in
            accounts payable

$

9,131,779

$

320,786

==========

==========

Issuance of common stock and warrants in satisfaction of
            accounts payable

$

66,000

$

-

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

Operating results for the nine months ended September 30, 2009, are not necessarily indicative of results that may be expected for the year ending December 31, 2009.  Amounts at December 31, 2008, are derived from the Company’s audited consolidated financial statements.  For further information, refer to the audited consolidated financial statements and notes thereto included in the Company’s annual Report on Form 10-K for the year ended December 31, 2008.

The financial information included in this report has been prepared in conformity with the accounting policies reflected in the financial statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Recently issued and adopted accounting standards

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative non-governmental generally accepted accounting principles (GAAP). All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s consolidated financial statements, as all future references to authoritative accounting literature will be referenced in accordance with the Codification.  As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable.

On January 1, 2009, the Company adopted new guidance issued by the FASB related to the accounting for business combinations and related disclosures. This new guidance addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. The guidance also establishes expanded disclosure requirements for business combinations. The guidance was effective for the Company on January 1, 2009, and the Company will apply this new guidance prospectively to all business combinations subsequent to January 1, 2009.

On January 1, 2009, the Company adopted new guidance issued by the FASB related to the accounting for noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new accounting guidance related to interim disclosures about the fair values of financial instruments. This guidance requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance upon its issuance, and it had no material impact on the Company’s consolidated financial statements (Note 9).

In June 2009, the FASB issued new accounting guidance related to the accounting and disclosures of subsequent events. This guidance incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. This guidance is effective for all interim and annual periods ending after June 15, 2009. The Company adopted this guidance upon its issuance and it had no material impact on the Company’s consolidated financial statements (Note10).

Reclassifications:

Certain amounts reported in the 2008 interim financial statements have been reclassified to conform to the 2009 presentation.

2.

STOCK-BASED EMPLOYEE COMPENSATION

At January 1, 2009, all outstanding options and warrants issued to employees were fully vested and exercisable.  There were no stock options granted during the nine-month periods ended September 30, 2009 and 2008.  At September 30, 2009, the Company had outstanding options to purchase 2,065,000 shares of common stock under its stock option plan, issued to employees as follows:

Weighted average exercise price

$0.88

Aggregate intrinsic value

$237,600

Weighted average remaining contractual term

0.24 year

At September 30, 2009, the Company had outstanding warrants to purchase 700,000 shares of common stock issued to employees as follows:

Weighted average exercise price

$0.83

Aggregate intrinsic value

$77,000

Weighted average remaining contractual term

0.18 year

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

Management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. The allowance for doubtful accounts of $2,095,000 at September 30, 2009, and $731,500 at December 31, 2008, is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable, and also considers the creditworthiness of the customer, the economic conditions of the customer’s industry, general economic conditions and trends, and the business relationship and history with its clients, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collectability of accounts receivable were incorrect, adjustments to the allowance may be required, which would reduce profitability.  Since the Company’s accounts receivable are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the Company’s financial statements.  During the nine months ended September 30, 2009, the Company entered into agreements with certain of its customers to offset accounts receivable of approximately $6.4 million from these customers with accounts payable for the same amount to these customers. The offset of these receivables and payables represents a legal right of setoff pursuant to applicable accounting standards.

At September 30, 2009, the Company had 90 telecom carriers, resellers, distributors and general corporate customers compared to 70 such customers at December 31, 2008, and 59 such customers at September 30, 2008. For the three-month and nine-month periods ended September 30, 2009, resellers and distributors represented approximately 78% and 68% of the Company’s revenues, respectively.

For the three-month period ended September 30, 2009, the Company had three customers that represented approximately 48%, 30% and 19% of the Company’s revenues, respectively.  For the three-month period ended September 30, 2008, the Company had two customers that represented approximately 44% and 33% of the Company’s revenues, respectively.  For the nine-month period ended September 30, 2009, the Company had four customers that represented approximately 56%, 12%, 11% and 11% of the Company’s revenues, respectively. For the nine-month period ended September 30, 2008, the Company had three customers that represented approximately 54%, 14% and 13% of the Company’s revenues, respectively.

 At September 30, 2009, accounts receivable were due from 57 customers. Of these, three customers accounted for approximately 68%, 9% and 9% of the accounts receivable, respectively.  At September 30, 2009, 24% and 56% of accounts receivable were aged within 30 days and 91 to 120 days, respectively.  At September 30, 2009, the average age of accounts receivable from all customers was 115 days as compared to 83 days at December 31, 2008. The average age of receivables from the Company’s three largest customers at September 30, 2009, was 167 days.

4.

NET INCOME PER SHARE

Basic net income per share is calculated based on the weighted average number of common shares outstanding for the three and nine month periods ended September 30, 2009 and 2008.  Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by the Company relate to outstanding stock options and warrants, and are determined using the treasury stock method.  The following table sets forth the computation of fully diluted shares for the three months and nine months ended September 30, 2009 and 2008.

Three-month period ended

Nine-month period ended

September 30,

September 30,

----------------

----------------

----------------

----------------

2009

2008

2009

2008

Shares used in basic per share calculation

50,261,571

47,615,002

48,803,709

45,983,219

Effect of dilutive securities:

    Options

25,725

1,027,255

69,910

1,146,549

    Warrants

15,619

812,115

43,190

1,125,138

----------------

----------------

----------------

----------------

Shares used in dilutive per share calculation

50,302,915

49,454,372

48,916,809

48,254,906

=========

=========

=========

=========

5.

INCOME TAXES

The difference between the expected and effective income tax expense recorded for the nine-month periods ended September 30, 2009 and 2008, is due primarily to changes in the valuation allowance on net deferred tax assets and the expected utilization of available net operating loss carryforwards.

At September 30, 2009, the Company has recorded a current income tax payable of $187,000, which consists of estimated state income taxes and U.S. federal alternative minimum tax.

6.

CONTINGENCIES

From time to time, legal proceedings or disputes arise in the normal course of business. The Company monitors and reviews these matters and maintains accruals where appropriate.

In September 2008, an action was brought against Artificial Life Europe GmbH in Germany in a contractual dispute, in which a claim of approximately $375,000 was made against the Company.  A court hearing was held in September 2009, before the State Court in Berlin, and the Court recommended a settlement.  While the Company cannot predict the outcome of the matter and is in negotiation for a settlement, the Company believes that the final outcome of this matter will not have a material adverse impact on its financial position or results of operation.

7.

NOTES PAYABLE

 Note payable — officer/stockholder:

The Company has a revolving note payable to its chief executive officer for advances made by him to the Company, as well as deferred salary and bonus. The note bears interest at 5%, and is repayable upon demand. On August 10 2009, the Board of Directors of the Company approved a loan agreement that was executed by the Company and the chief executive officer under which the note payable is secured by the assets of the Company.  Activity on the note payable to the chief executive officer during the nine months ended September 30, 2009 and 2008, was as follows:

2009

2008

Beginning balance, January 1

$737,771

$751,860

Advances

202,257

-

Repayments

 (206,692)

 (303,736)

Accrued salary and bonus

223,442

20,361

Accrued interest

25,099

7,727

-----------

-----------

Ending balance, September 30

$981,877

$476,212

=======

=======

Notes payable:

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

8.

STOCKHOLDERS’ EQUITY

During the nine-month period ended September 30, 2009, the Company issued 2,697,941 shares of common stock along with warrants to purchase an additional 1,549,779 shares of common stock for cash of $2,072,950.  As part of the transaction, 100,000 shares and warrants to purchase 100,000 shares were issued in satisfaction of $66,000 of accounts payable. This private placement was made to nine institutional and four individual accredited investors. In connection with this transaction, the Company retained a selling agent, to whom it paid a commission approximately of $172,000.  The warrants have a two-year term with exercise prices ranging from $0.80 to $1.25 per share and are immediately exercisable.

In October 2009, the Company sold 6,447,491 shares of its common stock, at $1.00 per share, for aggregate consideration of $6,447,491.  The issuance of these shares was made pursuant to terms of a Securities Purchase Agreement (the “SPA”) with a U.S. company (the “Purchaser”).  The SPA was entered into in conjunction with the execution of a collaboration agreement (the “Alliance Agreement”), in which the Company and the Purchaser have agreed to collaborate on various technological projects, as defined. Proceeds from the sale of shares are to be used for general business purposes, including those business purposes outlined and defined in the Alliance Agreement.  The SPA provides for certain pre-emptive rights in contemplation of a future issuance of the Company’s common stock, in which under certain circumstances, as defined, the Purchaser has the right to purchase a proportionate number of shares necessary to maintain its defined percentage ownership.

In October 2009, the Company also sold, in three additional private placements, 440,294 shares of common stock for $423,000.

9.

FAIR VALUE MEASUREMENTS

Accounting standards define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact, and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non performance.

Accounting standards have established a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Accounting standards have established three levels of inputs that may be used to measure fair value:

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

At September 30, 2009, the Company has no financial assets or liabilities subject to recurring fair value measurements.

The Company's financial instruments include cash, accounts receivable, accounts payable, and notes payable. Management estimates that the carrying amounts of the non-related party financial instruments approximate their fair values due to their short-term nature. The fair value of the related party notes payable is not practicable to estimate due to the related party nature of the underlying transactions.

10.

SUBSEQUENT EVENTS

In October 2009, the Company entered into a new, two-year lease for its existing Hong Kong office space, which will expire in December 2011.  The new lease requires a monthly payment of approximately $18,000.

The Company’s management has evaluated events through November 9, 2009, for consideration as a subsequent event to be included in its September 30, 2009, consolidated financial statements issued November 9, 2009.

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

Overview

In the third quarter of 2009, we sold over 3,853,000 of our mobile 3G and Java games globally, primarily to resellers, aggregators and hand set manufacturers.  The sales include one time downloads, end user subscriptions via operator decks, off-deck sales, bulk reseller packages and pre-installation licenses for cell phones.

Our iPhone games have been downloaded an aggregate of more than 4.6 million times.  As of October 31, 2009, we have produced and released 21 games for the iPhone and iPod touch during the last 12 months.  So far, the best selling game was downloaded close to 1.8 million times, the second best over 1.4 million times and the third best over 0.55 million times. The average number of downloads per game was about 0.22 million.

Despite the large amount of games available on the Apple App Store, 20 (or 95%) of our games have climbed up to the Top 100 most downloaded rank or higher; 17 games have been ranked in the Top 50; 15 in the Top 10 downloads; and 11 games have achieved Top 5 or higher.  The best games have reached Top 10 download rankings in 56 countries, i.e. 73% of all countries in which the iPhone is officially sold.  8 of our games have even hit rank 1 in 23 countries.

13 of the produced games are based on licensed and branded intellectual property from a variety of licensors, and 8 games are based on Artificial Life’s proprietary IP.  The games have been sold into 72 countries worldwide.  The top 5 countries in terms of numbers of downloads for our products are: United States, United Kingdom, Germany, Australia and France (with 45.93%, 12.08%, 5.38%, 3.88% and 3.64% of sales respectively).

12 games have stayed in the Top 100 for over 30 days, 8 games for over 90 days and 6 for over 180 days. The longest continuous Top 100 ranked game has been in the ranks for over 300 days.

The best performing game categories were motor sports and racing games as well as cartoon based games in which 10 of our games have achieved rankings in the Top 10.

The number of iPhone game downloads is approximately equivalent to 37.8% of the overall number of games sold by the Company so far in 2009.  The development time for a high quality iPhone game was on average 3 to 4 months.

Significant events during the third quarter of 2009 include the following:

•

In July 2009, we signed a technology licensing and production agreement with the Berlin Organising Committee 2009 GmbH (BOC 2009 GmbH) to implement MoPA-TV™, the Company’s innovative cross platform technology, at the 12th IAAF World Championships in Athletics Berlin 2009™ to entertain the audience in the Olympiastadion Berlin and at event sites in the City of Berlin.

•

In July 2009, Starz Digital Media, revealed plans to jointly develop the official "Spartacus: Blood and Sand" mobile game designed for iPhone and iPod touch with the Company.  The game will utilize the touch screens and motion sensitive features of the popular mobile devices and bring to life the action, violence and sex soon to be seen in the series.

•

In August 2009, we signed a two-year exclusive development and distribution agreement with Red Bull Racing to produce an official racing game on the iPhone and iPod touch platform, featuring Red Bull Racing’s Formula One cars and drivers.  The game is tentatively scheduled for release in the fourth quarter of 2009.

•

In August 2009, we announced a collaboration with RDF Digital USA to produce an interactive animated TV show entitled Sleuths.  Implementing our innovative MoPA-TV™ system, Sleuths will be the first television show in the United States to let audiences become part of the storyline.

•

In August 2009, we launched the iSink U iPhone game.

•

In August 2009, we announced our strategic decision to expand our business activities in China.  All iPhone and iPod touch games and applications of the Company will be translated into simplified Chinese and launched in China as soon as possible.  In addition, the Company will create new and specially tailored iPhone & iPod applications for the Chinese market.

•

In September 2009, we launched Pandorum, the official movie game for the upcoming horror film of the same name from Overture Films, on the iPhone and iPod touch platform.

•

In September 2009, we launched the BMW Sauber F1 Team Racing 09, our first racing title features the current BMW Sauber F1 Team for the 2009 season, on the iPhone and iPod touch platform.  This is the second collaboration between BMW and Artificial Life developing iPhone applications.

•

In September 2009, we signed an agreement with Robbie Williams, the multi-BRIT-Award-winning music artist, to launch an iPhone game application featuring Robbie Williams’ new music from the forthcoming album “Reality Killed the Video Star” and incorporate cutting edge 3D game play of the rally driving game genre.  The launch date of the title is tentatively scheduled for the fourth quarter of 2009, pending approval.  The artist is releasing the application in parallel to the new album, which features the music and key visual theme of the record.

•

In September 2009, we announced our strategic decision to expand our non-gaming related mobile activities through the launch of our first healthcare application for the iPhone, an intelligent mobile diabetes monitoring system.  The application is tentatively scheduled for release in the fourth quarter of 2009.

•

In September 2009, we released the VfB Stuttgart 2009/10, the official mobile game for the traditional soccer club in the German League. The game is already available on designated channels in Germany, Switzerland and Austria.

During the nine months ended September 30, 2009, we continued to market and expand the distribution of our products in Europe, Asia and the United States by entering into various strategic relationships. Our products are now sold in over 100 countries through resellers and telecom partners and in over 65 countries through Apple’s App Store/iTunes distribution platform.

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

As of September 30, 2009, we had total assets of $47,315,109 and total liabilities of $8,133,772.  As of September 30, 2009, current assets were $28,251,242 as compared to $16,704,265 at December 31, 2008, and current liabilities were $8,133,772 as compared to $2,940,329 at December 31, 2008.

We had 64 full time employees as of September 30, 2009. We also hire temporary staff, external consultants and interns to support our operations.

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

Results of Operations

Three months ended September 30, 2009 Compared to three months ended September 30, 2008

REVENUES:  Revenues for the quarter ended September 30, 2009 were $8,723,481 as compared to $6,628,597 for the quarter ended September 30, 2008.  The increase in revenues of $2,094,884, or 32% was mainly due to increased (a) product license revenue from mobile games, one-time downloads, (b) monthly subscription revenues for 3G games derived from mobile operators, bulk resellers and hand set distributors and (c) license revenues from the sale of our mobile diabetes and mobile property solutions.

COST OF REVENUES:  Cost of revenues mainly consisted of amortization of intangible assets (license rights).  Cost of revenues for the quarter ended September 30, 2009 was $1,732,798 as compared to $923,350 for the quarter ended September 30, 2008. The increase of $809,448, or 88%, was primarily due to the increased amortization of certain license rights of approximately $560,000.

GROSS MARGIN:  Gross margin for the quarter ended September 30, 2009 was $6,990,683 as compared to $5,705,247 for the quarter ended September 30, 2008.  The increase of $1,285,436, or 23%, was mainly due to increased product license income from mobile games, one-time downloads and monthly subscription revenues for 3G games derived from mobile operators, bulk resellers and hand set distributors and a global license deal for the sale of our mobile diabetes and mobile property solutions offset by amortization of license rights acquired in earlier periods.

GENERAL AND ADMINISTRATIVE:  General and administrative expenses consisted of salaries of administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications and travel. General and administrative expenses for the quarter ended September 30, 2009 were $1,750,366 as compared to $451,518 for the quarter ended September 30, 2008.  The increase of $1,298,848, or 288%, was mainly due to the increased depreciation of fixed assets approximately of $1,235,000.

RESEARCH AND DEVELOPMENT:  Research and development expenses consisted of salary, training, consulting, subcontracting and other expenses incurred to develop and fulfill the design specifications and production of the products and services from which we derive our revenues.  Research and development expenses for the quarter ended September 30, 2009 were $1,015,483 as compared to $928,487 for the quarter ended September 30, 2008. The increase of $86,996, or 9%, was mainly due to increased internet expenses.

SALES AND MARKETING:  Sales and marketing expenses consisted of salaries of sales and marketing personnel and costs relating to marketing materials, advertising, trade shows, traveling and public relations activities. Sales and marketing expenses for the quarter ended September 30, 2009 were $474,066 as compared to $740,696 for the quarter ended September 30, 2008. The decrease of $266,630, or 36%, was primarily due to reductions in expenses related to marketing, telecommunications and sub-contracting expenses.

OTHER EXPENSE/INCOME:  Other income for the quarter ended September 30, 2009 totaled $124,656, as compared to other expenses of $99,496 for the quarter ended September 30, 2008. The other income of $124,656 was mainly due to late payment charge income of $219,761, offset by interest expense of $39,356 and foreign currency transaction losses of approximately $55,749 in this quarter compared to income of approximately $533 in the third quarter of 2008.

INCOME FROM OPERATIONS AND NET INCOME: Income from operations for the quarter ended September 30, 2009 was $3,750,768 as compared to income from operations of $3,584,546 for the quarter ended September 30, 2008.  Income from operations was mainly due to revenue of $8,723,481 from the sale of product licenses for our mobile games and technology licenses, which was offset by costs of revenue of $1,732,798 and operational costs of $3,239,915.  Net income for the quarter ended September 30, 2009 was $3,875,424, compared to net income of $3,485,050 for the quarter ended September 30, 2008.  Basic and diluted net income per share for the quarter ended September 30, 2009 and 2008 was $0.08 and $0.07, respectively.

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008

REVENUES:  Revenues for the nine months ended September 30, 2009 were $23,364,650 as compared to $16,235,071 for the nine months ended September 30, 2008.  The increase of revenues of $7,129,579, or 44% was mainly due to increased (a) product license revenue from mobile game one-time downloads, (b) monthly subscription revenues for 3G games derived from mobile operators, bulk resellers and hand set distributors and (c) license revenues from the sale of our mobile diabetes and mobile property solutions and our technology platform Mobile Booster™.

COST OF REVENUES:  Cost of revenues mainly consist of amortization of intangible assets (license rights).  Cost of revenues for the nine month ended September 30, 2009 was $3,571,817 as compared to $1,793,196 for the nine months ended September 30, 2008. The increase of $1,778,621, or 99%, was primarily due to the amortized expense of license rights including an increased amortization of certain license rights of approximately $560,000.

GROSS MARGIN:  Gross margin for the nine month ended September 30, 2009 was $19,792,833 as compared to $14,441,875 for the nine months ended September 30, 2008.  The increase of $5,350,958, or 37%, was mainly due to increased product license income from mobile games, one-time downloads and monthly subscription revenues for 3G games derived from mobile operators, bulk resellers and hand set distributors and a global license deal for the sale of our mobile diabetes and mobile property solutions and our technology platform Mobile Booster™, offset by amortization of license rights acquired in earlier periods.

GENERAL AND ADMINISTRATIVE:  General and administrative expenses consisted of salaries of administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications, travel and the provision for doubtful accounts receivable. General and administrative expenses for the nine months ended September 30, 2009 were $4,726,579 as compared to $1,480,310 for the nine months ended September 30, 2008. The increase of $3,246,269, or 219%, was mainly due to a 2009 provision for doubtful accounts receivable of approximately $2.1 million and increased depreciation of fixed assets approximately of $1,235,000.

RESEARCH AND DEVELOPMENT:  Research and development expenses consisted of salary, training, consulting, subcontracting and other expenses incurred to develop and fulfill the design specifications and production of the products and services from which we derive our revenues.  Research and development expenses for the nine months ended September 30, 2009 were $2,798,120 as compared to $2,279,160 for the nine months ended September 30, 2008. The increase of $518,960 or 23%, was mainly due to increased consulting and telecommunication expenses.

SALES AND MARKETING:  Sales and marketing expenses consisted of salary expenses for sales and marketing personnel and costs relating to marketing materials, advertising, trade shows, traveling and public relations activities. Sales and marketing expenses for the nine months ended September 30, 2009 were $2,006,594 as compared to $1,676,952 for the nine months ended September 30, 2008. The increase of $329,642, or 20%, was primarily due to increased allowances for doubtful accounts.

OTHER EXPENSE/INCOME:  Other expenses for the nine months ended September 30, 2009 totaled $244,681, as compared to other income of $164,807 for the nine months ended September 30, 2008.  The other expenses of $244,681 were mainly due to interest income of $329,264, interest expense of $105,836 and foreign currency transaction losses of approximately $468,109 for the nine months ended September 30, 2009 comparing to a gain of $164,807 (primarily resulting from foreign currency transaction gains) for the nine months ended September 30, 2008.

INCOME FROM OPERATIONS AND NET INCOME: Income from operations for the nine months ended September 30, 2009 was $10,261,540 as compared to income from operations of $9,005,453 for the nine months ended September 30, 2008.  Income from operations is mainly due to revenue of $23,364,650 from the sale of product licenses for our mobile games, one-time downloads and monthly subscription revenues for 3G games and technology licenses, offset by costs of revenue of $3,571,817 and operational costs of $9,531,293.  Net income for the nine months ended September 30, 2009 was $9,389,859 as compared to net income of $8,668,950 for the nine months ended September 30, 2008.  Basic net income per share for the nine months ended September 30, 2009 and 2008 was $0.19.  Diluted net income per share for the nine months ended September 30, 2009 was $0.19, as compared to $0.18 for the nine months ended September 30, 2008.

The difference between the expected and effective income tax expense recorded for the nine-month periods ended September 30, 2009 and 2008, is due primarily to changes in the valuation allowance on net deferred tax assets and the expected utilization of available net operating loss carry forwards.

At September 30, 2009, the Company has recorded a current income tax payable of $187,000, which consists of estimated state income taxes and U.S. federal alternative minimum tax.

CASH FLOW SUMMARY

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows for the nine-month periods ended September 30, 2009 and 2008, are summarized as follows:

2009

2008

Cash provided by (used in):

Operating activities

 $(3,068,782)

$3,788,539

Investing activities

 (371,722)

 (12,692,741)

Financing activities

2,068,515

5,292,866

Effect of exchange rate changes on cash

116,434

95,948

---------------

-----------------

Net decrease in cash, considering effect of exchange rate changes on cash

 $(1,255,555)

 $(3,515,388)

=========

==========

Cash used in operating activities was $3,068,782 for the nine months ended September 30, 2009, which was an increase of $6,857,321 compared to the nine months ended September 30, 2008.  This increase in cash used was due to the increase in the accounts receivable balance compared to the prior period and granting certain customers extended payment terms (up to 180 days), offset by an increase of net income, non-cash depreciation and amortization, the provision for losses on doubtful accounts receivable, foreign currency transaction loss and accounts payable, accrued expenses and other.

Cash used in investing activities was $371,722 for the nine months ended September 30, 2009, which was a decrease of $12,321,019 compared to the nine months ended September 30, 2008.  This increase was primarily due to decreased cash expenditures relating to license rights and fixed assets.

Cash provided by financing activities was $2,068,515 for the nine months ended September 30, 2009, which was a decrease of $3,224,351 compared to the nine months ended September 30, 2008.   This decrease was due to the issuance of common stock and warrants at a comparably lower price during the nine months ended September 30, 2009, compared to the prior period.

Liquidity and Capital Resources

As of September 30, 2009, we had a working capital surplus of $20,117,470 and stockholders' equity of $39,181,337.

Through September 30, 2009, we completed a private placement raising total cash proceeds of $2,072,950 through the issuance of 2,697,941 shares of common stock to a number of investors. As part of this placement, one party received 100,000 shares and warrants to purchase 100,000 shares in satisfaction of $66,000 of accounts payable.

In October 2009, the Company sold 6,447,491 shares of its common stock at a price of $1 per share, for aggregate consideration of $6,447,491.  We are also in discussions with other potential investors about investments for the fourth quarter of 2009.  However, there can be no guarantees that such funds will be available on commercially reasonable terms, if at all. If such financing is not available on satisfactory terms, we may be unable to expand or continue our business as desired and operating results may be adversely affected. Debt financing will increase expenses and must be repaid regardless of operating results. Equity financing could result in a substantial dilution to existing stockholders.

We have borrowed funds from time to time in the past from our chief executive officer, Eberhard Schoneburg.  As of September 30, 2009, we owed Mr. Schoneburg an aggregate amount of $981,877, as compared to $737,771 at December 31, 2008.  During the three months ended September 30, 2009, Mr. Schoneburg advanced deferred salary of $111,328 to the Company.  The advanced funds bear interest at a rate of 5% per year and are secured by the assets of the Company.

We expect that cash flow to be generated from remaining 2009 and 2010 operations and additional financing through various sources will be sufficient to fund the Company’s operations, working capital and commitment needs for the next 12 months.

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

Management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. The allowance for doubtful accounts of $2,095,000 at September 30, 2009, and $731,500 at December 31, 2008, is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of accounts receivable. In the analysis, management primarily considers the age of the customer’s receivable and also considers the creditworthiness of the customer, the economic conditions of the customer’s industry, the general economic conditions and trends and the business relationship and history with its clients among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collectability of accounts receivable were incorrect, adjustments to the allowance may be required, which would reduce profitability.  Since the Company’s accounts receivable are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the Company’s financial statements.  During the nine months ended September 30, 2009, the Company entered into agreements with certain of its customers to offset accounts receivable of approximately $6.4 million from these customers with accounts payable for the same amount to these customers. The offset of these receivables and payables represents a legal right of setoff pursuant to applicable accounting standards.

Recently Issued and Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental generally accepted accounting principles (GAAP). All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company’s consolidated financial statements, as all future references to authoritative accounting literature will be referenced in accordance with the Codification. As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable.

On January 1, 2009, the Company adopted new guidance issued by the FASB related to the accounting for business combinations and related disclosures. This new guidance addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. The guidance also establishes expanded disclosure requirements for business combinations. The guidance was effective for the Company on January 1, 2009, and the Company will apply this new guidance prospectively to all business combinations subsequent to January 1, 2009.

On January 1, 2009, the Company adopted new guidance issued by the FASB related to the accounting for noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued new accounting guidance related to interim disclosures about the fair values of financial instruments. This guidance requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance upon its issuance, and it had no material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new accounting guidance related to the accounting and disclosures of subsequent events. This guidance incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. This guidance is effective for all interim and annual periods ending after June 15, 2009. The Company adopted this guidance upon its issuance and it had no material impact on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

At September 30, 2009, we did not have any material off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)

  Evaluation of Disclosure Controls.  Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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

In September 2008, an action was brought against Artificial Life Europe GmbH in Germany in a contractual dispute, in which a claim of approximately $375,000 was made against the Company.  A court hearing was held in September 2009 before the State Court in Berlin and the court recommended a settlement.  While the Company cannot predict the outcome of the matter and is in negotiation for a settlement, the Company does not believe that the final outcome will have a material adverse impact on its financial position or results of operations.

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

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTIFICIAL LIFE, INC.

Date: November 9, 2009

By: /s/ Eberhard Schoneburg

Name: Eberhard Schoneburg

Title: Chief Executive Officer and

Chief Financial Officer