Form 10-K
period 2009-12-31
ARTIFICIAL LIFE INC
filed 2010-03-16
CIK 1070361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

(310) 496 4288

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.01 Par Value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2009, based on the closing price on that date of $0.89 on the Over-The-Counter Bulletin Board, was approximately $38 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.

As of February 28, 2010, the Registrant had 57,882,337 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

We own or have rights to certain trademarks that we use in connection with the sale of our products, including, but not limited to, the following: Smart Engine™, OPUS-M™, MoPA-TV™, SmartBot™, V-Girl™, V-boy™, ToonMates™, V-disco™, V-penguins™, Poli-the Bear™, iDroidsMania™, iSoccer Backstreet™, and Verminator™.  This Form 10-K may also contain trademarks, trade names, and service marks that are owned by other persons or entities.

References in this annual report on Form 10-K to the “Company,” “we,” “us,” and “our” is to Artificial Life, Inc., a Delaware corporation.

CAUTIONARY STATEMENT REGARDING FUTURE RESULTS, FORWARD-LOOKING
INFORMATION AND CERTAIN IMPORTANT FACTORS

In this report we make, and from time to time we otherwise make, written and oral statements regarding our business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “plans,” “objective,” “should,” or similar expressions identify forward-looking statements, which may appear in documents, reports, filings with the Securities and Exchange Commission, news releases, written or oral presentations made by officers or other representatives made by us to analysts, stockholders, investors, news organizations, and others, and discussions with management and our other representatives. For such statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Our future results, including results related to forward-looking statements, involve a number of risks and uncertainties. No assurance can be given that the results reflected in any forward-looking statement will be achieved. Any forward-looking statement speaks only as of the date on which such statement is made. Our forward-looking statements are based upon assumptions that are sometimes based upon estimates, data, communications, and other information from suppliers, government agencies, and other sources that may be subject to revision. Except as required by law, we do not undertake any obligation to update or keep current either (i) any forward-looking statement to reflect events or circumstances arising after the date of such statement or (ii) the important factors that could cause our future results to differ materially from historical results or trends, results anticipated or planned by us, or which are reflected from time to time in any forward-looking statement.

PART I

ITEM 1.  BUSINESS

General and History

Artificial Life, Inc., a Delaware corporation with global headquarters in Los Angeles, California, a production center in Hong Kong and office in Berlin and Tokyo, is a full-service mobile phone application software provider and a pioneer in broadband mobile technology, mobile games, interactive mobile TV, mobile business applications, and m-commerce platforms. In 2008, Deloitte Touche Tohmatsu recognized us as one of the fastest growing companies in Asia.

Artificial Life, Inc. was founded in 1994 by Eberhard Schoneburg, our current president, chief executive officer, chief financial officer, and chairman. In December 1998, we had an initial public offering, and our shares were listed on the Nasdaq Small Cap Market. From 1998 until the end of 2001, we developed so-called smart agent driven Internet software.  In 2002, we changed our business model and started developing mobile phone applications and have since become one of the leading developers and publishers of content for smartphones. From 2002 until the middle of 2008, our main office and headquarters were located in Hong Kong. In 2008, we relocated our headquarters to Los Angeles, CA, USA.  Our shares currently trade on the Over-The-Counter Bulletin Board market (OTCBB) under the ticker symbol ALIF. In addition, our common stock has also traded on the German over-the-counter market.

Our current core business is to develop, market, distribute, and sell leading-edge mobile applications and technologies for the latest 3rd and 4th generation (3G and 4G) wireless telecommunications devices and mobile (smart-) phones.  Among many other industry awards, we won the global Best Mobile Game Award by Ericsson and the Hong Kong Digital Entertainment Excellence Award for the Best Mobile Entertainment Product.  For further details please visit our website www.artificial-life.com.

Background

We originally developed Internet technology and ALife SmartBot™ Internet products in the areas of general information retrieval, web navigation, customer self-help, self-service applications, and direct marketing on the Internet as well as wealth building and investment portfolio management for major international banks and financial institutions.

Today, however most of our products are based on a newly developed m-commerce platform called OPUS-M™ and our own proprietary ALife-SmartEngine™ technology and our SmartEngine Mobile Platform (“SEMP™”), which is a server-side middle ware used to develop and deploy our mobile applications.  Please see our website www.artificial-life.com for more details about our core technology.

We are also pioneers in the field of animated human-like intelligent user interfaces for online and mobile devices. Many of our applications can communicate with the user via a life-like, three-dimensional graphical interface, which are now commonly known as “avatars.”  These avatars may also be customized for specific client and branding purposes.

Since 2002, we have focused on mobile software development and have became a global, full-service mobile software provider and mobile application publisher, developing and distributing m-commerce applications, mobile games, mobile TV formats, mobile business applications, and mobile software technology in general.

PRODUCTS

Our main revenue source (approximately 51% of revenues) for 2009 was generated from the sales of mobile games, especially for 3G devices such as the iPhone and other smartphones. Our mobile games are sold primarily through reseller channels or under contract with major mobile carriers and operators worldwide. Certain of our games are sold via retailers to handset manufacturers who pre-install the games on their handsets before they are shipped to end users. In addition, we sell directly to end users via our own web portal, www.botme.com.

 In addition to mobile games, we currently offer and sell three distinct mobile software packages:

-     OPUS-M™ (an m-commerce platform developed in 2008 and 2009 and released in early 2010)

-

Mobile controlled TV (MoPA-TV™ since mid 2007)

-

Mobile business applications (Mobile Diab™ and Mobile Property since 2008)

OPUS-M™ is a newly released, m-commerce platform and an extension and improvement of our former MobileBooster product, which now is a component of OPUS-M™.

Our interactive TV technology platform MoPA-TV™ and special interactive TV show formats are sold to TV stations and TV format and content producers. For more details see www.mopa-tv.com.

Our mobile business applications are sold either directly to clients or through resellers and distributors. We currently sell two mobile business applications: (1) Mobile Diab™, a mobile blood sugar monitoring system for diabetes patients and (2) Mobile Property, a mobile service for property agents. Further business applications are in development and are scheduled for release later in 2010.

OPUS-M™

Artificial Life has OPUS-M™ worked for several years on the development and distribution of cutting-edge mobile games and applications for many mobile operating systems and platforms, having developed a vast catalogue of proprietary tools, technology, and mobile products.  OPUS-M™ is a culmination of Artificial Life’s experience, expertise, and insight regarding customers’ needs for an m-commerce platform that will drive sales and facilitate mobile integration.  Some of Artificial Life’s previous mobile products, such as the MobileBooster and the powerful Smart Engine (“SEMP™”) technology, and various core mobile modules to support carriers and operators, have been expanded upon, integrated, and brought together to create the new, powerful OPUS-M™ mobile commerce platform.

OPUS-M™ allows clients to build their own m-commerce shop or application. OPUS-M™’s architecture enforces and supports a modular and very flexible format made up of client selectable components catered to the specific needs of each customer, whether that be increased security, massive transaction support, enhanced mobile features, or enhanced application browsing.  OPUS-M™’s components are separated into the three layers outlined below: the Core, the Service Layer, and the Application Layer.

Core

The Core of OPUS-M™ provides a framework upon which modules and applications are built.  The Core is part of OPUS-M™ for all clients. Some of the more notable components belonging to the Core include the following:

•

Messaging Framework

•

Security

•

Device Recognition

•

Image Re-sampling

•

Transaction History

•

Billing

Service Layer

The Service Layer of OPUS-M™ addresses and offers several selectable components to cater to the business needs of customers setting up their m-commerce storefronts with such components as:

•

Sales and Marketing Support

•

Customer Relationship Management

•

Content Management

•

Business Intelligence and Reports

•

Augmented Reality and New Media Applications

•

Location-based Systems

•

Application Migration

•

Interface Adapter for 3rd Party Tools and Applications

Application Layer

The Application Layer of OPUS-M™ is comprised of Artificial Life business modules as well as third-party contributions to the platform.  By launching applications on the OPUS-M™ platform, content providers may leverage the existing customer base and exposure provided by service operators in areas such as:

•

Business Applications

•

Games

•

New Media

•

Social Networking

With so much to offer, OPUS-M™ appeals to a wide customer base in the mobile market: business customers, content providers, and end-consumers. Clients can select their individual set of modules needed, providing support for social networking and even the latest augmented reality technology.

The pricing of the components is based on a monthly rental and usage fee and can be adjusted according to the transaction numbers executed via the platform.

Artificial Life also provides hosting services for the platform and applications and cloud computing and data distribution support for its clients.

MOBILE GAMES

We produce and sell mobile games, especially for broadband networks and high-level mobile phones. These games usually have advanced features such as live streaming video, multiplayer functions, real time 3D animations, and live social network connections.

Currently, we sell 32 mobile Java games and 24 iPhone games.  Even though most of our games are designed for 3G phones, we also build versions of our games to cater to lower-grade phones such as 2G and 2.5G phones and networks. A full catalog of our game titles may be found at www.botme.com, www.artificial-life.com, and www.m-botme.com on the iPhone WAP portal.

Since the launch of the iPhone and iPod Touch by Apple, Inc., we have focused on developing games for these powerful wireless devices. As of December 31, 2009, we had produced and released 24 games for the iPhone and iPod Touch. So far, our most popular title was downloaded approximately 2.1 million times, our second most popular title approximately 1.5 million times, and the third most popular title, which was launched in early December, 2009, achieved over 1 million downloads in just one month. The average number of downloads per game was approximately 280,000. Paid iPhone games were sold for $ 0.99 to $ 4.99 with an average price per game of $ 2.14.

As of February 2010, our total number of iPhone game downloads was approximately 10 million worldwide compared to approximately 12.3 million worldwide downloads of our mobile Java games. Our Java games are sold via our own web portal, www.botme.com, or though reseller channels and operators/carriers worldwide.

Besides the iPhone/iPod Touch platforms, we also support Android, Google’s new open source platform for mobile devices.

MOPA-TV™: MOBILE CONTROLLED INTERACTIVE TV SHOWS AND FORMATS

In early 2007, we acquired an innovative mobile interface technology for live TV shows called SMS Galaxy.  We renamed the technology “Mobile Participation TV” or MoPA-TV™.  During 2008 and 2009, we substantially improved on the original technology and added a series of new product features. See our website www.mopa-tv.com for more details.

MoPA-TV™ is an interface technology for live TV shows. It allows TV viewers to participate in live TV shows from their home and to see themselves represented as an interactive 2D or 3D avatar on their TV screen in real time interacting with other MoPA-TV™ players or the TV show host.

The latest addition to the MoPA-TV™ system is a face rendering tool. This feature allows participants to create an avatar with a face that looks like their very own face. For this, participants simply take a photo of their own face with the built-in camera of their phones and send this picture to our servers. Our system then maps this photo on a pre-set 3D head of a chosen avatar.

With the acquisition and improvement of MoPA-TV™, we have become a pioneer and instant market leader in the space of interactive mobile interfaces to live TV shows. In early 2008, we launched a very successful live TV show in Japan with TV Asahi.  In collaboration with RDF Digital USA, we are currently developing an interactive animated TV show entitled Sleuths, which is expected to be the first interactive television show in the United States.  We are further improving this technology and are currently rolling out MoPA-TV™ globally.

We are providing the core technology of MoPA-TV™ to TV stations as well as full custom interactive TV game show formats. MoPA-TV™ game show formats can easily be customized to create a new game show or it can be integrated as a new feature into already existing popular game show formats.

MoPA-TV™ can also be used at large live events using oversized indoor or outdoor digital screens. In December 2008, we successfully launched the first such live quiz show with the German Soccer club FC Bayern Munich at their famous Allianz Arena, which seats approximately 70,000 participants.  In July 2009, we also successfully implemented MoPA-TV™ at the 12th IAAF World Championships in Athletics Berlin 2009™ to entertain the audience in the Olympiastadion Berlin and at event sites in Berlin.

MOBILE BUSINESS APPLICATIONS SINCE 2008 (MOBILE DIAB™ and MOBILE PROPERTY)

Artificial Life currently offers two major non-game business applications:

-

Mobile Diab™

-

Mobile Property

Mobile Diab™

Mobile Diab™ is an innovative and interactive mobile diabetes monitoring and patient coaching system. It consists of an interactive mobile phone client component for patients to monitor their levels of blood sugar, blood pressure, bread unit intake, weight, and physical activities. The monitoring data from the user’s phone is automatically transferred via secure wireless networks to a centralized telematic platform and is then made accessible to doctors for analysis through a secure and specialized interface on the Internet. Doctors can then set up automated alerts, advice messages, and schedules to send to patients when certain data points are exceeded. We intend to launch our first healthcare application based on Mobile Diab™ for the iPhone in 2010.

Mobile Property

Mobile Property delivers real estate property descriptions along with multimedia assets (like graphical floor plans, images, and videos) in real time to the mobile phone in an easy to use format. The system simplifies the property search process for the customer, while at the same time projecting a wider marketing campaign for the real estate agent. The mobile software uses a unique combination of mobile technology, internet property portal, and content search engine. It increases the efficiency and productivity and raises the profile of the real estate agent in the marketplace by providing a real time reporting and analysis module for user interests.

AUGMENTED REALITY

In 2009, we announced and launched a new line of products using augmented reality technology.  This technology allows the inclusion of realistic and interactive 2D or 3D animations and renderings as well as information to appear seamlessly in video footage or live video streams to enhance game play or user experience in a diverse range of applications.  Various supporting technologies will be leveraged in the creation of the augmented reality application lineup including image recognition, face detection, and object tracking.  By combining mobile device cameras with location information, map data, and compass readings, virtual items can become part of the real world view through devices with cameras.

The new product line will include new mobile games as well as new mobile business and lifestyle applications.  We intend to release these products in 2010.  We will develop these new products in-house and also co-operate with other third parties and major research institutions in this field.  Some products will be jointly developed with major global brands.

MOBILEBOOSTER™

MobileBooster™ is a development and productivity tool and platform for mobile broadband 3G applications and games. It facilitates and supports the mobile products roll-out process. It targets and supports mobile operators and carriers, production studios, software developing companies, media companies, and mobile aggregators and resellers in their roll-out and distribution process of mobile applications. This web-based platform organizes and automates the creation of program builds and the roll-out management of mobile products by providing and managing and keeping concise records of handset types, operators, aggregators, products, and project information and data.

MobileBooster™ comes populated with over 1,500 unique handset type data and associated attributes. It allows centralized and distributed storage management for mobile application builds.

MobileBooster™ supports the whole production life cycle including the design phase, development phase, testing phase, porting phase, and roll-out phase. We intend to release a new version and major extension of our MobileBooster™ platform.  The new platform will serve as a full and flexible m-commerce platform for business clients that can be configured to suit customer needs by the clients themselves. For further information please visit www.artificial-life.com.

MobileBooster™ has now become an integrated part of OPUS-M™, our new m-commerce platform, and beginning 2010, is no longer sold as a stand-alone product.

MOBILE MUSIC

In 2009, we signed an agreement with Robbie Williams, the award-winning British music artist, to launch an iPhone game application featuring Robbie Williams’ new music from the album “Reality Killed the Video Star”, which incorporates cutting-edge 3D game play of the rally driving game genre.  The game was released in the fourth quarter of 2009, in parallel with the new album, featuring the music and key visual themes of the record.

In 2009, we signed a three-year license agreement with multi-platinum, two-time-Grammy-winning rock band Linkin Park and Warner Bros. Records to launch a social community based music game featuring Linkin Park’s music on iPhone.  We intend to launch the product in the early second quarter of 2010.

MOBILE AGGREGATION AND DISTRIBUTION: DIRECT TO CONSUMER SALES BOTME.COM AND M-BOTME.COM

We have further expanded our global reach through the establishment of an off-deck web portal with which we are selling our products directly to end users. Our mobile and mobile WAP portal sites are www.botme.com and www.m-botme.com.

CONSULTING AND PRODUCT SERVICES

We occasionally provide consulting and custom specific project and product development services either directly or by utilizing the resources of partners, resellers, and consultants. In addition, we provide support for the creation and maintenance of our mobile products and, upon request, customer-specific, back-office tools for analyzing client profiles gathered by our bots, ourselves, or through our partners and resellers.

Business Strategy

Our current business strategy and goal is to establish the Company as the leading full-service broadband mobile content and m-commerce provider. We are focusing on four key markets: mobile games, mobile TV, mobile business applications, and our mobile commerce platform, OPUS-M™. In addition, we offer consulting services, customization services, custom product development for clients, and product placements and mobile marketing as well as mobile distribution and aggregation.

In addition to the mobile game business, in 2010 we will focus on mobile business and lifestyle applications.  We are currently preparing and developing new mobile business and lifestyle products in the following fields:

•

Mobile health care and health monitoring for diabetes

•

Mobile security, digital watermarking, and virtual reconstruction of objects

•

Augmented reality and mobile image recognition

•

Mobile green technology, environmental protection monitoring, and control applications

By covering the whole range of broadband mobile software since the middle of 2007, we have successfully established multiple and independent revenue streams for the Company. We believe that this mix of revenue streams is the basis for our current success and profitability, and we intend to continue to expand our business on this basis.

We support all major mobile platforms, including Java, Brew, Symbian, iPhone/iPod Touch, iPad, and Android and have the technical tools and capabilities to launch mobile products on over 1,500 handset types globally.

Our target markets so far have primarily been Asia and Europe. With the re-location of our headquarters to Los Angeles, we expect more business in the Americas in 2010.

We are also considering strategic acquisitions of other companies with businesses that are complimentary to ours.

Marketing and Sales

In 2009, we continued to market and expand the distribution of our products in Europe, Asia, and the United States by entering into various strategic relationships. Our products are now sold in over 100 countries through resellers and telecom partners and in over 70 countries through Apple’s App Store/iTunes distribution platform.

In addition to marketing our current products, we continue to focus on developing new iPhone/iPod Touch, iPad, and Smart Phone products, such as real time 3D/3G games and massive multi-player mobile games. We are also in ongoing talks with global media and major global brands to license additional appealing content and intellectual property.

We are currently selling and marketing our products through a variety of methods and a vast number of channels, including, but not limited to, direct sales, distribution and channel agreements, hand-set manufacturers, and strategic relationships with third-party providers and resellers, and plan to continue to do so going forward.  We believe that partner networks and strategic relationships, such as our co-operation with 3M, Paramount, Warner Bros. Records, Turner, Cartoon Networks, Red Bull, BMW, Linkin Park, and other key alliances around the world, provide an effective means of entering targeted vertical markets while targeted direct sales are instrumental for obtaining large, must-have clients.  It is our belief that this strategy will provide a cost effective means of achieving maximum exposure for our products and services.

Key Strategic Alliances

Relationship with 3M

In October 2009, we signed an alliance agreement with 3M Company to collaborate on projects related to the research and development of new mobile device products and technology.  In addition, the Company and 3M plan to cooperate in connection with the marketing of certain of the Company’s existing and new products in the following areas:

•

General mobile and broadband applications and technologies

•

Digital Watermarking

•

Virtual reconstruction of 2D and 3D objects

•

Augmented Reality

•

3D Image processing

•

Object recognition

•

Mobile Healthcare and Diabetes Solutions

•

Mobile Marketing and M-Commerce Platform

We believe that cooperation will allow us to create innovative business and lifestyle applications for one of the leading innovators in the business world and the general public. 3M has also become a major shareholder in our Company in the fourth quarter of 2009.

Relationship with Apple Inc.

We are an accredited and registered developer for the iPhone and iPod Touch platforms from Apple. We have launched 24 iPhone and iPod Touch games and applications since December 2008 and intend to release several new games and applications in 2010. These games and applications are sold directly to consumers through the online Apple shop and iTunes platform. In 2010 we also intend to support and develop applications for the new iPad.

Relationship with Cartoon Network

We signed a development agreement with the Cartoon Network, Inc. Cartoon Network (CartoonNetwork.com) is currently watched by an estimated 200 million households in over 120 countries around the world. Cartoon Network is Turner Broadcasting System, Inc.'s ad-supported cable service that offers animated entertainment for kids and families.

The contract relates to the development of game applications for wireless platforms based on games published by Adult Swim, Cartoon Network's late night programming block showcasing original and acquired animation for young adults aged 18-34. In December 2008, we released the first successful joint product, Amateur Surgeon, for the iPhone and iPod Touch platform. The game has been in the top-100 ranking since launch under the “Adventure” and “Strategies” categories in most of the countries where the game is available. Since then, we have released several other successful iPhone games for Cartoon Networks. We have plans to launch additional titles in association with Cartoon Network in 2010.

Relationship with Red Bull

In 2008, we signed a license and game contract with Red Bull to bring the exciting Red Bull Air Race World Championship series to the iPhone/iPod Touch platform. This game was our first advertisement-based game and was released in the first quarter of 2009. In early 2010, we launched Red Bull Racing Challenge, the Formula One racing game for Red Bull.

Relationship with BMW

In November 2008, we reached an agreement with the German luxury car maker BMW to develop and launch an iPod/iPhone Touch game that features and promotes the new upcoming BMW Z4. Part of the agreement is also a license relating to the development of a racing game featuring the BMW Formula 1 car.  In 2009, we launched BMW Expression of Joy Z4 Lite, BMW Z4 Experience and BMW Sauber F1 Team Racing 09.

Relationship with soccer club FC Bayern Munich

In mid 2008, we signed a two-year exclusive license agreement with the famous German soccer club FC Bayern Munich to develop and launch at least two interactive 3D soccer games based on the players of the club for the 2008/09 and 2009/10 seasons. We entered into a second agreement to develop and show interactive mobile quizzes based on MoPA-TV™ featured on the outdoor digital screens in the Allianz soccer arena.

Relationship with Linkin Park and Warner Bros. Records

In April 2009, we signed a three-year license agreement with multi-platinum, two-time-Grammy-winning rock band Linkin Park and Warner Bros. Records to launch a social community based massive multiplayer music game featuring Linkin Park’s music on iPhone.  We intend to launch this product in the first quarter of 2010.

Relationship with Starz Digital Media

In April 2009, we signed a license agreement with Starz Digital Media to launch an iPhone game inspired by the horror movie “Pandorum” for Overture Films, which game was released in the third quarter of 2009.   In addition to that, we jointly developed the official "Spartacus: Blood and Sand" mobile game designed for iPhone and iPod Touch with the Company.  The game was released in January 2010.

Relationship with Berlin Organising Committee 2009 GmbH

In July 2009, we implemented the MoPA-TV™ at the 12th IAAF World Championships in Athletics Berlin 2009™ to entertain the audience in the Olympiastadion Berlin and at event sites in Berlin.

Relationship with Robbie Williams

In September 2009, we signed an agreement with Robbie Williams, the multi-BRIT-Award-winning music artist, to launch an iPhone game application featuring Robbie Williams’ new music from the album “Reality Killed the Video Star” and incorporating cutting-edge 3D game play of the rally driving game genre.  The game was released in the fourth quarter of 2009.

Agreements with Mobile Operators and Resellers

In 2009, we further expanded our global reach to end users by signing up many new mobile operators and carriers as distributors for our products. As of today, we have entered into agreements with telecom carriers to make our products available in over 100 countries and all key markets worldwide, including Australia, Austria, Brunei, Canada, China, Croatia, Denmark, Finland, Germany, Greece, Holland, Hong Kong, Hungary, India, Israel, Italy, Japan, Latvia, Lithuania, Luxemburg, Malaysia, Mauritius, New Zealand, Poland, Spain, Sweden, Switzerland, South Africa, Taiwan, the United Kingdom, the USA, and many other markets.

We have also entered into agreements with more resellers of mobile devices to pre-install our games on mobile phones.  We are continually evaluating additional strategic potential alliances globally for marketing and re-selling of our products and applications.

We established over 1,000 active direct and indirect sales channels for our products.

Significant Agreements and Events of the Past Year

•

In January 2009, we signed a license agreement with the German car maker BMW to launch a promotional iPhone game for the new BMW Z4 car model. In March 2009, we signed an additional license agreement with BMW for the BMW F1 Sauber Formula One racing team.

•

In February 2009, we launched the Shooter iPhone game with Paramount. The game reached the second highest level of downloads in Apple App Store for over 2 months.

•

In March 2009, we launched the BMW Expression of Joy Z4 Lite iPhone game. Also in March 2009, we signed a license agreement with the German soccer club BVB Borussia Dortmund to develop a Java soccer game for the club.

•

In April 2009, we signed a license agreement with the renowned German soccer club VfB Stuttgart to launch a soccer title, VfB – The Official Mobile Game, for mobile devices, which was released in September 2009, around the start of the new 2009/2010 soccer season. The game is already available on designated channels in Germany, Switzerland, and Austria.

•

In April and May 2009, we launched Red Bull Air Race World Championship and Red Bull Air Race World Championship Lite, the first official air race motor sport games for the iPhone and iPod Touch platform.

•

In April 2009, we signed a three-year license agreement with multi-platinum, two-time-Grammy-winning rock band Linkin Park and Warner Bros. Records to launch a social community based music game featuring Linkin Park’s music on the iPhone and iPod Touch platform. The first launch is tentatively scheduled for the first quarter of 2010.

•

In May 2009, we launched iDroidsMania™, our first branded game offered in the Apple App Store. The game has been launched as a full version and a free lite version containing the first two levels as a trial.

•

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

•

In May 2009, we launched the BMW Z4 Experience iPhone game for the new BMW Z4 Roadster.

•

In June 2009, we launched iSoccer Backstreet™, our first 3D soccer game.

•

In June 2009, we launched Verminator™, our own branded iPhone game.

•

In July 2009, we signed a technology licensing and production agreement with the Berlin Organizing Committee 2009 GmbH (BOC 2009 GmbH) to implement MoPA-TV™, the Company’s innovative cross platform technology, at the 12th IAAF World Championships in Athletics Berlin 2009™ to entertain the audience in the Olympiastadion Berlin and at event sites in Berlin.

•

In July 2009, Starz Digital Media revealed plans to jointly develop the official "Spartacus: Blood and Sand" mobile game designed for iPhone and iPod Touch with the Company.  The game will utilize the touch screen and motion sensitive features of the popular mobile devices and bring to life the action, violence, and sex seen in the series. The game was released in January 2010.

•

In August 2009, we signed a two-year exclusive development and distribution agreement with Red Bull Racing to produce an official racing game on the iPhone and iPod Touch platform featuring Red Bull Racing’s Formula One cars and drivers.  The game was released in January 2010.

•

In August 2009, we announced a collaboration with RDF Digital USA to produce an interactive animated TV show entitled “Sleuths”.  Implementing our innovative MoPA-TV™ system, Sleuths will be the first television show in the United States to let audiences become part of the storyline.

•

In August 2009, we launched the iSink U iPhone game.

•

In August 2009, we announced our strategic decision to expand our business activities in China.  All of the Company’s iPhone and iPod Touch games and applications will be translated into simplified Chinese and launched in China as soon as possible.  In addition, the Company will create new and specially tailored iPhone and iPod applications for the Chinese market.

•

In September 2009, we launched Pandorum, the official movie game for the horror film of the same name from Overture Films, on the iPhone and iPod Touch platform.

•

In September 2009, we launched BMW Sauber F1 Team Racing 09, featuring the BMW Sauber F1 Team for the 2009 season, on the iPhone and iPod Touch platform.  This is the second collaboration between BMW and Artificial Life to develop iPhone applications.

•

In September 2009, we signed an agreement with Robbie Williams, the multi-BRIT-Award-winning music artist, to launch the first official iPhone game application featuring Robbie Williams’ new music from the album “Reality Killed the Video Star” and incorporate cutting-edge 3D game play of the rally driving game genre.  The artist is releasing the application in parallel to the new album, which features the music and key visual themes of the record.

The game was released in November 2009 and is currently retailing on the Apple App Store.

•

In September 2009, we announced our strategic decision to expand our non-gaming related mobile activities through the launch of our first healthcare application for the iPhone, an intelligent mobile diabetes monitoring system.  The application is tentatively scheduled for release in the first quarter of 2010.

•

In October 2009, we launched the first official mobile game with Borussia Dortmund, one of the most outstanding teams in the Bundesliga, the German first division soccer league. The game is already available on various portals of well-known mobile content providers in Germany, Switzerland, and Austria.

•

In October 2009, we signed a securities purchase agreement with 3M Company in accordance with which 3M purchased 6,447,491 shares of our common stock at a price of $1.00 per share. The shares purchased by 3M Company represent a 10% interest of our equity, calculated on a fully diluted basis.

•

In October 2009, we signed an alliance agreement with 3M Company in accordance with which we will collaborate in the coming years in projects related to the research and development of new mobile device products and technology, as well as marketing of certain of our existing and new products.

•

In November 2009, we announced our successful collaboration with Cartoon Network’s Adult Swim Games in bringing Five Minutes to Kill (Yourself) to the Apple App Store for the iPhone and iPod Touch. Both companies have plans to launch more mobile titles in 2010.

•

In November 2009, we announced a new line of mobile products using augmented reality technology. This technology allows the inclusion of realistic and interactive 2D or 3D animations and renderings as well as information to appear seamlessly in video footage or live video streams to enhance game play or user experience.

Competition

The market for most of our products and services is still emerging and constantly evolving. Competition may intensify as the markets mature and more established software companies may become increasingly involved.  Barriers to market entry may be considered as relatively insubstantial.  However, we believe that we have a strong market position and a technical lead especially in the 3G area due to the use of our SEMP™ and OPUS-M™ which allow us the effective production of high quality mobile games and applications.

In the mobile area, the following companies may be considered potential competitors even though none of them has yet, to our knowledge, produced any direct competing product to us: Bandai Networks Co., Ltd.; BANPRESTO Co., Ltd.; Capcom Co., Ltd; Chillingo, Ltd.; Com2uS Corp.; CYBIRD Co., Ltd.; Digby; Digital Chocolate, Inc.; Eidos Interactive Ltd. (under SCi Entertainment Group); Electronic Arts, Inc.; Entaz Co., Ltd.; Gameloft GAMEVIL, Inc.; Glu Mobile; G-mode Co., Ltd.; Hands-On Mobile, iFone Ltd.; Hudson Entertainment, Inc.; InfoSpace, Inc.; I-Play (under Digital Bridges Limited); Jaleco Ltd.; JAMDAT Mobile Inc.; Konami Digital Entertainment, Inc.; KongZhong Corp.; Kuju Mobile; M DREAM Co., Ltd.; MFORMA Group, Inc.; Namco Networks America Inc.; Netbiscuits; Pearl-in-Palm Information Technology Ltd.; Player One Ltd.: Reakosys, Inc.; PopCap Games, Inc.; SEGA Mobile, division of SEGA Corporation; Square Enix Co., Ltd.; Square Enix, Inc.; Taito Corp.; Tapulous Inc.;

THQ Wireless Inc.; Tianjin Mammoth Technology Co., Ltd.; and Ubisoft Entertainment.

This list may not be complete and may change and substantially increase over time.  Some of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases, and significantly greater financial, technical, and marketing resources than us. Such competitors are able to commit operating resources to product development and enhancement, engage in more thorough marketing campaigns for their products and services, be more aggressive from a pricing standpoint, and make more attractive offers to potential employees and partners.

To the extent one or more of our competitors introduce products that more fully address customer requirements, our business could be materially adversely affected. There can be no assurance that we will be successful in customizing contracted enhancements to our existing products incorporating new technology on a timely basis, or that our products will adequately address the changing needs of the marketplace. If we are unable to customize existing products in a timely manner in response to changing market conditions or customer requirements, our business, prospects, financial condition, and results of operations may be materially adversely affected.

Intellectual Property and Other Proprietary Rights

We rely upon trade secrets, know-how, copyrights, and certain continuing technological innovations to develop and maintain our competitive position.  We seek to protect such information, in part, by entering into confidentiality agreements with our corporate partners, collaborators, employees, and consultants.  These agreements provide that all confidential information developed or made known during the course of the individual's or entity's relationship with us is to be kept confidential and not be disclosed to third parties except in specific circumstances.  We have endeavored to cause our employees to execute forms of Confidentiality and Inventions Agreements, which provide that, to the extent permitted by applicable law, all inventions conceived by an individual during the individual's employment will remain our exclusive property.  There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any breach or that our trade secrets will not otherwise become known or be independently discovered by competitors.  Further, there can be no assurance that we will be able to protect our copyrights and trade secrets or that other parties will not independently develop substantially equivalent proprietary information and techniques.

Employees

As of December 31, 2009, we, together with our subsidiaries, had 65 full-time employed staff, of whom 57 are engaged in research, engineering, product development, sales, marketing, and technical support and the balance in management and administrative positions.  None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and consider relations with our employees to be good.

We also work with a varying and growing number of long-term and short-term contractors to support our operations.

General Market Conditions

Economic conditions in the United States and in foreign markets in which we operate have substantially affected our sales and profitability in 2009. Economic activity in the United States and throughout much of the world has undergone a sudden, sharp economic downturn following the 2008 and 2009 housing downturn and subprime lending crisis and the following banking crisis in 2008 and 2009 in both the United States and Europe. Global credit and capital markets have experienced unprecedented volatility and disruption. Business credit and liquidity have tightened in much of the world. Some of our suppliers and customers have faced credit issues and experienced cash flow problems and other financial hardships. These have affected timeliness of payments to us.  Consumer confidence and spending are down significantly.

Changes in governmental banking, monetary, and fiscal policies aimed at restoring liquidity and increasing credit availability may not be effective in alleviating the global economic declines. It is difficult to determine the breadth and duration of the economic and financial market problems and the many ways in which they may affect our suppliers, customers, and our business in general. Nonetheless, continuation or further worsening of these difficult financial and macroeconomic conditions could have a significant adverse effect on our sales, receipts, profitability, and results of operations.

ITEM 1A.  RISK FACTORS

Not Applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

The Company is in receipt of a comment letter from the staff of the Securities and Exchange Commission, or the SEC, dated December 18, 2009. This letter contained two comments. One comment relates to a request for further information with regard to the Company’s Liquidity and Capital Resources disclosure in its form 10-Q for the quarter ended September 30, 2009. The second comment relates to extinguishments of certain liabilities recorded by the Company in its 2008 and 2007 consolidated financial statements, which are included in its Forms 10-K for those years. The liabilities extinguished (derecognized) by the Company represented liabilities incurred prior to 2003 by an inactive subsidiary and were derecognized upon the expiration of the applicable State statute of limitations for which a creditor could bring a claim or action against the Company. The Company determined that these liabilities could be extinguished in 2007 and 2008 based on its interpretation of applicable accounting standards and consultations with its legal counsel. Although the Company has determined that it has a legal defense against any such claims, and the possibility of any such claims is remote, the Staff has stated in its December 18, 2009 comment letter that it appears the conditions for derecognition of these liabilities have not been met, and therefore, the financial statements should be revised to reflect such liabilities. The Staff stated that the Company should amend its 2008 Form 10-K or tell the Staff why revision is not required pursuant to applicable accounting standards. Any revision would be accomplished through a restatement of the Company’s financial statements for 2007 and 2008 and disclosed in amendments to its 10-K filings.

The liabilities amounted to approximately $685,000 in 2007 and $48,000 in 2008.  The Company has submitted a response letter to the SEC with regard to these comments providing additional information and reasserting the position that such extinguishments were appropriate, and irrespective of such, that the extinguishments given management’s analysis of qualitative and quantitative information available, would not be material to the Company or to an investor.

The Company can make no assurance that it will not receive an additional comment letter from the SEC or whether it will in the future make a determination to restate its financial statements as initially proposed by the SEC. If such a restatement were undertaken, the above described amounts would be recorded to the Company’s financial statements as non-current liabilities and appropriate adjustments to the 2008 and 2007 statements of income would be required.  This would be effected through amendments to the Company’s 10-K for the year ended December 31, 2008 and through an amendment to this 2009 Form 10-K filing.

ITEM 2.  PROPERTIES

In June 2009, we renewed a short-term lease for our U.S. temporary service office of 153 square feet in Los Angeles, which serves as our global corporate headquarters, requiring a monthly rent payment of approximately $1,320 and which is on a month-to-month basis.

In October 2009, we renewed a two-year lease for our Hong Kong office that consists of approximately 8,400 square feet of office space, requiring a monthly rent payment of approximately $18,000.  The lease expires in December 2011.

Our Berlin office consists of 7,632 square feet of office space that we lease for $11,000 per month.  The lease expires in February 2012. The lease is in German and contains additional provisions that are typical of a Berlin commercial real-estate lease.

In June 2009, we entered into a one-year lease of a residential apartment in Hong Kong that expires in June 2010. The lease requires a monthly rent payment of approximately $4,500.

In April 2009, we entered into a one-year lease of a residential apartment in Los Angeles, California for our Creative Director. The lease requires a monthly rent payment of approximately $3,100 and expires in April 2010.

ITEM 3.  LEGAL PROCEEDINGS

In September 2008, an action stemming from a contract dispute was brought against Artificial Life Europe GmbH in Germany in which a claim of approximately $375,000 was made against the Company.  A court hearing was held in September 2009 before the State Court in Berlin.  In February 2010, the Court ordered the Company to pay the plaintiff a settlement claim of approximately $350,000 and all court and attorney fees incurred by the plaintiff.  The settlement amount and the estimated court and attorney fees have been accrued as of December 31, 2009. In March 2010, the Company filed an appeal with the State Court in Berlin, and no payment will be made until a final judgment is issued by the Court. We believe we have adequately reserved for our current litigation and that the ultimate outcome of pending appeal will not have a material adverse impact on our consolidated financial position or results of operations taken as a whole.

From time to time, other legal proceedings or disputes arise in the normal course of business. The Company monitors and reviews these matters and maintains accruals where appropriate.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER

MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock currently trades on the Nasdaq Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “ALIF.”  In addition, our common stock has traded on the German over-the-counter market.  The following table sets forth for the periods indicated, the range of the high and low bid quotations for our common stock on the OTCBB.  Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

2009	Low	High
First Quarter	$0.58	$1.49
Second Quarter	$0.63	$1.05
Third Quarter	$0.71	$0.94
Fourth Quarter	$0.85	$1.37

2008	Low	High
First Quarter	$1.55	$2.00
Second Quarter	$1.65	$2.60
Third Quarter	$1.18	$1.90
Fourth Quarter	$0.80	$1.15

In February 2010, we announced our planned listing in the Entry Standard market segment of the Frankfurt Stock Exchange.  The Company’s current trading on the OTCBB is not anticipated to be affected by such listing.

Shareholders

As of February 28, 2010, we had outstanding 57,882,337 shares of common stock, held by approximately 188 stockholders of record.

Dividend Policy

To date, we have neither declared nor paid any cash dividends on shares of our common stock.  We presently intend to retain earnings to finance the operation and expansion of our business and do not anticipate declaring cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During 2009, the Company closed a private placement offering with twelve institutional and five individual accredited investors for 9,585,726 shares of common stock and warrants to purchase an additional 2,594,631 shares of common stock. The shares of common stock and warrants were sold for an aggregate purchase price of $9,009,440. In connection with the private placement offering, the Company retained a selling agent to whom it paid a commission of approximately $829,000. The issuance of the common stock and warrants are exempt from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, in accordance with Section 4(2) of the Securities Act and Regulations D and S under the Securities Act. The warrants have a two- to three-year term with exercise prices ranging from $0.80 to $1.50 and are immediately exercisable.  In addition, the Company issued 101,345 shares of common stock to one director and one employee upon cashless exercises of stock options previously issued in 2006 with exercise price of $0.83.

Equity Compensation Plan Information

The information required by this Item 5 regarding securities authorized for issuance under equity compensation plans is included in Item 11 of this report.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Overview

The following Management’s Discussion and Analysis is intended to help the reader understand our results of operations and financial condition and is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements.

During the course of 2009, Artificial Life, Inc. strengthened its position as a leading full service global mobile software provider by offering a wide variety of mobile products such as: mobile games and entertainment, mobile TV, mobile advertisement, mobile distribution and aggregation, mobile business applications, and mobile productivity tools and technology.

In 2009, we sold over 12.3 million licenses for our mobile Java games worldwide, a significant increase over the approximate 10 million licenses sold in 2008.

We are a registered developer for Apple’s iPhone and iPod Touch platforms and develop games and applications for these platforms and we are a leading publisher of iPhone/iPod games.  Since December 2008, we have released 24 iPhone and iPod Touch games. We achieved a total number of downloads of approximately 8.4 million games for the iPhone and iPod Touch in 2009.

Below is a summary of our current iPhone sales and download numbers and key ranking statistics through 2009:

Titles Released in 2008 and 2009:	24
Number of Countries Selling:	72
Rankings for 2009 on Apple charts: Top 100: Top 50: Top 10: Top 5: Rank 1:	96% (23 titles) 88% (21 titles) 77% (17 titles) 46% (11 titles) 33% (8 titles)
Number of Countries Reached (Top 10 of Apple charts):	56 countries (77% of all countries in which the games are offered)
Duration Staying on Apple charts in 2009: Top 100 for more than 30 days: Top 100 for more than 90 days: Top 100 for more than 180 days: Longest Continuous Top 100:	15 titles 9 titles 6 titles More than 1 year
Licensed Games: Own Branded Games:	16:8
Best Performing Game Categories:	Adventure and Racing

Approximately 51% of our revenues in 2009 were derived from mobile games, while approximately 21%, 22%, 6%, and 1% of our revenues were derived from the sales of MobileBooster™ productivity tool (now OPUS-M™) and our mobile business applications Mobile Diab™, Mobile Property, and MoPA-TV™, respectively. We expect revenues from non-gaming sources to increase percentage-wise in 2010.

We have experienced a 22% growth in overall revenues and remained profitable in 2009 despite the global financial crisis. We have won several major new clients and won follow up contracts from partners such as the German soccer club FC Bayern Munich, German car manufacturer BMW, Paramount, Red Bull, Turner (Cartoon Networks), VfB Stuttgart, Starz Digital Media, Warner Bros. Records, Linkin Park, and Robbie Williams.

Prior to 2008, our revenues were relatively small and we experienced operating losses and negative cash flow from operations.  To support our global growth and expansion, we have financed our operations in recent years mostly by raising capital through equity financings and through loans provided by our founder and chief executive officer.  In 2009, we completed private placements of common stock and warrants to several investors, raising gross proceeds of approximately $9 million. This financing provided us with greater financial flexibility to pursue new business opportunities, invest in new technology licenses as the basis for new products and allowed us to develop new key products such as our OPUS-M™ platform. We intend to expand further in 2010 and continue to create and deliver innovative mobile technologies and products.

Even though we have seen a major improvement in sales and revenues in 2008 and 2009, we still may experience significant fluctuations in our future operating results due to a variety of factors. Factors that may affect our operating results include the development of the global mobile broadband markets, the general market acceptance of our products, the growth of the 3G handset markets, the future growth of sales of iPhone/iPod/iPad products and Android products, our ability to sell or license our intellectual property at reasonable price levels,  success in creating and entering into strategic alliances, our mix of product and service sales, our response to competitive pressure, and our ability to attract and retain qualified personnel.  In addition to the foregoing industry related factors, the aftermath of the downturn in the global economy over the past year could have an undesirable effect on our operations and revenue in 2010.

Gross profit margins vary from product to product and between products and services. Although we may have some ability to affect our products and services mix, our sales mix may vary from period to period and our gross margins will fluctuate accordingly.

Results of Operations —Year Ended December 31, 2009 compared to Year Ended December 31, 2008

Revenues.  Revenues for the year ended December 31, 2009 were $27,454,474 as compared to $22,454,414 for the year ended December 31, 2008.  The increase of $5,000,060, or 22%, was primarily due to increased licensing revenue generated from the sales of our 3G mobile java and iPhone/iPod Touch products and our m-commerce platform as well as license income from the sales of our Mobile Diab™ and Mobile Property applications.

Cost of Revenues.  Cost of revenues mainly consisted of amortization of intangible assets (license rights).  Cost of revenues for the year ended December 31, 2009 was $5,309,072 as compared to $3,204,590 for the year ended December 31, 2008. The increase of $2,104,482, or 66%, was primarily due to the increased amortization of license rights.

Gross Margin.  Gross margin for the year ended December 31, 2009 was $22,145,402 as compared to $19,249,824 for the year ended December 31, 2008.  The increase of $2,895,578, or 15%, was mainly due to increased product license income from mobile games, one-time downloads, and monthly subscription revenues for 3G games derived from mobile operators, bulk resellers, and hand set distributors and a number of license deals for the sale of our Mobile Diab™ and Mobile Property applications offset by amortization of license rights acquired.

General and Administrative Expenses.  General and administrative expenses consisted of salary and payroll tax expenses of administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications, and travel. Total general and administrative expenses for the year ended December 31, 2009 were $6,426,674 as compared to $3,268,260 for the year ended December 31, 2008.  The increase of $3,158,414, or 97%, was primarily due to the stock-based compensation expense of approximately $0.6 million, depreciation of computer software of approximately $1.4 million, and bad debt expense of approximately $2 million partially offset by reduced legal and professional fees.

Research and Development Expenses.  Research and development expenses consisted of salary, training, consulting, subcontracting, and other expenses incurred to develop and fulfill the design specifications and production of the products and services from which we derive our revenues. Total research and development expenses for the year ended December 31, 2009 were $4,930,495 as compared to $3,250,289 in the year ended December 31, 2008. The increase of $1,680,206, or 52%, was primarily due to the stock-based compensation expense of approximately $0.5 million and an increase of approximately $0.8 million in staff bonus and approximately $0.5 million in internet expenses partially offset by reduced consulting fees.

Sales and Marketing Expenses.  Sales and marketing expenses consisted of salary and payroll tax expenses of marketing personnel and costs relating to marketing materials, promotional videos, advertising, tradeshow-related expense and public relation activities.  Total marketing expenses for the year ended December 31, 2009 were $4,663,183 as compared to $2,272,516 for the year ended December 31, 2008. The increase of $2,390,667, or 105%, was primarily due to the stock-based compensation expense of approximately $1.2 million and an increase of approximately $0.3 million in staff bonus and salaries and approximately of $0.9 million in consulting expenses.

Other Income/Expenses.  Other income for the year ended December 31, 2009 totaled $383,669 as compared to $9,656 for the year ended December 31, 2008. The other income of $383,669 was mainly due to net late payment charge income of approximately $189,000, and foreign currency transaction gains of $332,251 in this year compared to gains of $161,574 in 2008.

Net Income.  Net income for the year ended December 31, 2009 was $7,568,719 as compared to $10,575,285 for the year ended December 31, 2008. The decrease of $3,006,566 was primarily due to stock-based compensation expense of $2,385,500, bad debt expense of $2,636,979, and income tax benefit of $1,060,000 in this year compared to income tax benefit of $106,870 in 2008.  The basic and diluted net income per share for the year ended December 31, 2009 was $0.15 compared to the basic and diluted net income per share for the year ended December 31, 2008 of $0.23 and $0.22, respectively.

Income from Operations and Net Income Excluding Stock-Based Compensation Expense and Debt Discounts on Detached Warrants Issued with Convertible Promissory Note. For the years ended December 31, 2009 and 2008, our income from operations was $6,125,050 and $10,458,759, respectively, and our net income was $7,568,719 and $10,575,285, respectively, which includes the effects of stock-based compensation expense for stock options, and the effects of interest expense arising from the accretion of discount on convertible notes.  Excluding the income statement effects of stock-based compensation expense and interest expense arising from the accretion of discount on convertible notes, our non-GAAP income from operations would have been $8,510,550 in 2009 and $10,458,759 in 2008 and our non-GAAP net income would have been $9,954,219 in 2009 and $10,626,158 in 2008.

The difference between the expected and effective income tax benefit recorded for the years ended December 31, 2009 and 2008 is due primarily to changes in the valuation allowance on net deferred tax assets and the expected utilization of available net operating loss carry forwards.

At December 31, 2009, the Company has recorded a net current income tax payable of $17,394, which consists of estimated state income taxes, U.S. federal alternative minimum tax, and foreign income taxes.

Non-GAAP income from operations and net income exclude stock-based compensation expense and interest expenses or accretion of debt discount expense that are driven primarily by discrete events that management does not consider to be directly related to our core operating performance.  These non-GAAP financial measures should not be considered a substitute for income from operations and net income calculated in accordance with US GAAP, and the financial results calculated in accordance with US GAAP and reconciliations to those financial statements should be carefully evaluated.  The non-GAAP income from operations and net income used by us may be calculated differently from and therefore may not be comparable to similarly titled measures used by other companies.

We believe that the presentation of non-GAAP income from operations and non-GAAP net income, especially as it relates to 2008 figures, provides important supplemental information to management and investors regarding financial and business trends relating to our financial condition and results of operations.

Reconciliation of GAAP to Non-GAAP Results

The table below sets forth the items included in income from operations and net income that management excludes in computing the non-GAAP income from operations and non-GAAP net income and provides a reconciliation of GAAP to Non-GAAP results:

	2009	2008
GAAP income from operations	$6,125,050	$10,458,759
Adjustment for stock-based compensation expense within:
General and administrative	632,600	—
Research and development	506,100	—
Sales and marketing	1,246,800	—
Income from operations excluding stock-based compensation expense	$8,510,550	$10,458,759

GAAP net income	$7,568,719	$10,575,285
Adjustment for stock-based compensation expense within:
General and administrative	632,600	—
Research and development	506,100	—
Sales and marketing	1,246,800	—
Extinguishment of liabilities	—	(48,127)
Debt discount on promissory notes within:
Interest expense	—	99,000
Net income excluding stock-based compensation expense and interest expense from debt discount	$9,954,219	$10,626,158

Liquidity and Capital Resources

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows for the years ended December 31, 2009 and 2008, are summarized as follows:

	2009	2008
Cash (used in) provided by:
Operating activities	$(2,213,329)	$3,271,599
Investing activities	(5,024,156)	(13,073,391)
Financing activities	8,295,372	4,936,326
Effect of exchange rate changes on cash	(132,129)	85,609
Net increase (decrease) in cash, considering effect of exchange rate changes on cash	$925,758	$(4,779,857)

Net cash used in operating activities was $2,213,329 for year ended December 31, 2009, which was an increase of $5,484,928 compared to the year ended December 31, 2008.  This increase in cash used was due primarily to the increase in trade accounts and installment receivable balances compared to the prior period and granting certain customers extended payment terms (up to 180 days), offset by an increase of non-cash depreciation and amortization, write downs of certain fixed assets and license rights, bad and doubtful debt expense, stock-based compensation expense and accounts payable, accrued expenses, and other.

Net cash used in investing activities was $5,024,156 for the year ended December 31, 2009, which was a decrease of $8,049,235 compared to the year ended December 31, 2008.  This decrease was primarily due to decreased cash expenditures for license rights and fixed assets.

Net cash provided by financing activities was $8,295,372 for the year ended December 31, 2009, which was an increase of $3,359,046 compared to the year ended December 31, 2008.   This increase was due to the private placements completed during the year, raising cash proceeds of $8,600,590, as compared to $5,278,502 during the year ended December 31, 2008.

As of December 31, 2009, we had a working capital surplus of $16,476,297 and stockholders' equity of $46,508,635.

During the year ended December 31, 2009, we completed a private placement raising total cash proceeds of $8,600,590 through the issuance of 9,241,071 shares of common stock, including through the exercise of stock options, to a number of investors. As part of this placement, three parties received 446,000 shares and warrants to purchase 1,110,500 shares in satisfaction of $408,850 of accounts payable.

We have borrowed funds from time to time in the past from our chief executive officer, Eberhard Schoneburg, in the form of deferred bonuses payable to Mr. Schoneburg.  As of December 31, 2009, we owed Mr. Schoneburg an aggregate amount of $1,606,328, as compared to $737,771 at December 31, 2008.  During the year ended December 31, 2009, Mr. Schoneburg advanced funds of $202,257 to the Company.  The advanced funds bear interest at a rate of 5% per year and are secured by the assets of the Company.

We expect that cash flow to be generated from 2010 operations and additional financing through various sources will be sufficient to fund the Company’s operations, working capital and commitment needs for the next 12 months.

Economic conditions in the United States and in foreign markets in which we operate could substantially affect our sales and profitability and our cash position and collection of trade receivables.  Economic activity in the United States and throughout much of the world has undergone a sudden, sharp downturn in 2008 and 2009 following the housing downturn and subprime lending collapse in the United States and globally. Global credit and capital markets have experienced unprecedented volatility and disruption. Business credit and liquidity have tightened in much of the world. Some of our suppliers and customers may face credit issues and could experience cash flow problems and other financial hardships. These factors have had a substantial impact on the timeliness of receivable collections from our customers. The Company cannot predict at this point in time how this situation will develop and whether trade receivables may need to be written off in the next year.

Changes in governmental banking, monetary, and fiscal policies to restore liquidity and increase credit availability may not be effective in alleviating the global economic declines. It is difficult to determine the breadth and duration of the economic and financial market problems and the many ways in which they may affect our suppliers, customers, and our business in general. Nonetheless, continuation or further worsening of these difficult financial and macroeconomic conditions could have a significant adverse effect on our sales, collectability of our trade receivables, profitability, and results of operations.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company extends credit to its customers in the normal course of business and generally does not require collateral.

The Company’s standard payment terms are 90 to 180 days. In 2009, the Company provided extended payment terms (up to 180 days) to certain long-term customers.  Due in part to the global financial crisis at December 31, 2009, the average age of accounts and installment receivable from all customers was 128 days as compared to 83 days at December 31, 2008.  The average age of receivables from the Company’s four largest customers at December 31, 2009 was 138 days.  The Company assesses the probability of collection from each customer at the outset of the arrangement and during the contract terms based on a number of factors, including the customer’s business relationship with the Company, its payment history, and its current creditworthiness. If, in management’s judgment, collection of a fee is not probable, the Company does not record revenue until the uncertainty is removed or it defers revenues until payments are received. On December 31, 2009, trade accounts and installment receivable were $17,972,166 as compared to approximately $27.5 million in revenues for 2009.  Between December 31, 2009 and March 15, 2010, approximately $3 million of this amount had been collected. Management estimates that on average an amount comparable to two full quaters of revenues will remain as receivables on its books going forward due to 180 days of general payment terms with major clients. This may be the case until the effects of the global financial crisis diminish and payment terms can be shortened again. Management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. The allowance for doubtful accounts is approximately $348,000 at December 31, 2009, compared to $731,500 at December 31, 2008.

Management reviews the allowance for doubtful accounts for each reporting period based on a detailed analysis of trade receivables. In the analysis, management primarily considers the history with the client, the age of the customer’s receivable and also considers the creditworthiness of the customer, the economic conditions of the customer’s industry, the general economic conditions and trends, and the business relationship and history with its clients among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collectability of receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability.

Since the Company’s trade receivables are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the Company’s financial statements.  During the year ended December 31, 2009, the Company entered into agreements with certain of its customers to offset trade receivables of $6,443,500 from these customers with accounts payable to these same parties. The offset of these receivables and payables represents a legal right of setoff pursuant to applicable accounting standards.  The Company also entered into two agreements with one reseller customer and one licensor for assignment of trade receivables of $4,179,643 and $4,160,315 (a total of $8,339,958), respectively. The trade receivables were assigned in exchange for certain technology license rights.  As a result, even though the Company invested in several license rights purchase agreements for a total consideration of approximately $22,048,000 during all of 2009, the cash used in investing activities was not increased substantially during the year. Instead, these transactions lead to a decrease in cash used in operating activities, which management deemed appropriate and advantageous for the Company to minimize cash expenditures and credit risk exposure.

Inflation and Changing Prices

Because we anticipate that a significant portion of our future revenues will be based upon a percentage of sales of licensed mobile games, we do not anticipate inflation will have a material impact on future operations.

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

Revenues from the licensing of the Company’s software are accounted for in accordance with ASC 985-605, "Software-Revenue Recognition" (formerly Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”)). The Company determines whether product revenue recognition is appropriate based upon the evaluation of whether the following four criteria have been met:

Persuasive evidence of an arrangement - Generally, the Company uses either a customer-signed contract or qualified customer purchase order as evidence of an arrangement.  These contracts are typically non-cancelable by the customer.

Delivery of product - The Company considers delivery to have occurred when the product has been delivered to the customer, the customer has formally accepted the product, and no-post delivery obligations exist.

Fee is fixed or determinable - The Company assesses whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. If the fee is not deemed to be fixed or determinable, the Company recognizes revenue as payments become due and payable.

Collection of fee is reasonably assured - The Company assesses the probability of collecting from each customer at the outset of the arrangement based on a number of factors, including the customer's payment history, its current creditworthiness, economic conditions in the customer's industry and geographic location, and general economic conditions. If in management’s judgment, collection of a fee is not probable, the Company will defer revenue but recognize related costs.

The Company’s management uses judgment and the business history with its clients concerning the satisfaction of these criteria, particularly the criteria relating to the determination of whether the arrangement fees are fixed and determinable and the criteria relating to the collectibility of the receivables in management’s evaluation of each revenue transaction, including those with extended payment terms.

Software agreements may include multiple elements.  Fees are allocated to the various elements based on vendor-specific objective evidence (“VSOE”) of fair value and the portion of the fees allocated to each element is recognized as revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.

If VSOE does not exist for the allocation of revenues to the various elements of the arrangement, all revenues from the arrangement are deferred until the earlier of (1) when VSOE exists, or (2) when all elements of the arrangement have been delivered.  Historically, the majority of our software agreements have not included multiple elements nor has the Company had any continuing obligations or involvement under the agreements.  In accordance with ASC 985-605, revenues from such licensing agreements have been recognized at the time the licenses were granted.

Revenues from entertainment products, games, and technologies used in mobile phones are recognized net in accordance with ASC 605-45 (formerly Emerging Issues Task Force (“EITF”) No. 99-19 (“EITF 99-19”)).  Recognition is net as (1) the Company is not the primary obligor in the arrangements, (2) the amount the Company earns is fixed (the download rate), and (3) the telecommunications carrier and the Company both have credit risk.  Revenues are recognized only after the applications have been downloaded by mobile users from the carriers and such downloads have been charged by carriers to end users and these charges are supported by statements received from the carriers.

Revenues from application, consulting, and implementation services are recognized as services are performed.

Revenue is deferred for transactions in which there are any significant future costs associated with that transaction. Development costs which are not required to be capitalized, primarily marketing and installation costs, are charged to earnings as incurred.

Allowance for Doubtful Accounts Receivable

The Company extends credit to its customers in the normal course of business when considered appropriate.  The Company performs ongoing credit evaluations and generally does not require collateral.  The Company maintains reserves for potential credit losses based upon its loss history and its aging analysis. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in our existing accounts receivable. We review the allowance for doubtful accounts each reporting period based on a detailed analysis of our accounts receivable. In the analysis, we primarily consider the age of the customer’s receivable and also consider the creditworthiness of the customer, the economic conditions of the customer’s industry, and general economic conditions, among other factors. If any of these factors change, we may also change our original estimates, which could impact the level of our future allowance for doubtful accounts.

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

Stock-Based Compensation Expense

Effective January 1, 2006, the Company adopted ASC 718, “Share-Based Payment” (formerly Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R")), using the modified prospective method. ASC 718 requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. ASC 718 also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

Income Taxes

Deferred tax assets and liabilities are recorded for temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. A deferred tax asset is recorded for any net operating loss, capital loss, and tax credit carry forward for income tax purposes, to the extent its realization is more likely than not. As changes in tax laws or rates are enacted, deferred tax assets, and liabilities will be adjusted through the provision for income taxes.

Derivatives

We follow the provisions of ASC 815, “Accounting for Derivative Instruments and Hedging Activities” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), along with related interpretations EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) and EITF No. 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” (“EITF 05-2”)).  ASC 815 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the Balance Sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met.  We value these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings.  We continue to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock. We utilize the Black-Scholes option-pricing model to determine fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates, and the instruments’ expected remaining life. These assumptions require significant management judgment.

Recent Accounting Pronouncements

In June 2009, the FASB approved the FASB Accounting Standards Codification (the “Codification”) ASC 105, "Generally Accepted Accounting Principles" (formerly Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" ("SFAS 168")) as the single source of authoritative nongovernmental generally accepted accounting principles (GAAP). All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification impacts the Company’s consolidated financial statements, as all future references to authoritative accounting literature will be referenced in accordance with the Codification. As a result of the Company’s implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable.

In October 2009, the FASB issued Accounting Standards Updates (“ASU”) 2009-13, which amends ASC 605, "Revenue Recognition", to require companies to allocate the overall consideration in multiple-element arrangements to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and early adoption will be permitted. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14, which amends ASC 985-605, "Software-Revenue Recognition", to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product's essential functionality. ASU 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and early adoption will be permitted. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued new accounting guidance ASC 825, "Financial Instruments" (formerly FASB Staff Position (“SOP”) No. 107-1, "Interim Disclosures about Fair Value of Financial Instruments" (“SOP 107-1”)  ) related to interim disclosures about the fair values of financial instruments. This guidance requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance upon its issuance, and it had no material impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted new guidance ASC 805-10-65-1 (formerly Statement of Financial Accounting Standards ("SFAS") No. 141(R), “Business Combinations” (“SFAS 141R”)) issued by the FASB related to the accounting for business combinations and related disclosures. This new guidance addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. The guidance also establishes expanded disclosure requirements for business combinations. The Company will apply this new guidance to all business combinations subsequent to January 1, 2009.

On January 1, 2009, the Company adopted new guidance ASC 810, "Consolidation", regarding noncontrolling interests (formerly Statement of Financial Accounting Standards ("SFAS") No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (“SFAS 160”)) issued by the FASB related to the accounting for noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

At December 31, 2009, we did not have any material off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included at Item 15. Exhibits, Financial Statement Schedules.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)

  Evaluation of Disclosure Controls.  Our chief executive officer/chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

(b)  Changes in internal control over financial reporting.  There have been no change in our internal control over financial reporting that occurred during the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  Our management team will continue to evaluate our internal control over financial reporting in 2010 as we implement our Sarbanes Oxley testing methodologies.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) and has assessed its effectiveness using the components established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Our internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Our Chief Executive Officer/Chief Financial Officer concluded that we maintained effective internal control over financial reporting as of December 31, 2009.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below are the names of our directors and executive officers, their ages, their offices with us, if any, their principal occupations or employment for the past five years, the length of their tenure as directors, and the names of other public companies in which they hold directorships.

Name	Age	Position
Eberhard Schoneburg	53	Chairman of the Board, Chief Executive Officer, President and Chief Financial Officer
Ernest Axelbank	31	Chief Technology Officer
Claudia Alsdorf	43	Director
Dr. Gert Hensel	55	Director
Rene Jaeggi	61	Director

Eberhard Schoneburg has been our founder and chairman of our board of directors since November 1994.  He served as chief executive officer from November 1994 to May 1996 and from October 1997 to the present.  He has served as chief financial officer from September 2002 to the present.   We were founded in November 1994 as Neurotec International Corp., a wholly owned subsidiary of Neurotec GmbH, a German multimedia and Internet solutions company owned by Mr. Schoneburg and two corporate investors: a major German retailer, and an industrial conglomerate.  Neurotec GmbH was part of the Neurotec Group, a group of high tech companies founded in Germany by Mr. Schoneburg in 1993.  In 1997, Mr. Schoneburg sold all of his shares in Neurotec GmbH to the remaining stockholders and contemporaneously purchased 100% of the shares of Neurotec International Corp. from Neurotec GmbH.  From 1989 to 1994, Mr. Schoneburg was a professor for industrial applications of artificial intelligence at Fachhochschule Furtwangen, Germany.  From 1988 to 1993, he was the chairman of the BIT Group, a group of five German high-tech companies which he founded in 1988.  Mr. Schoneburg was awarded the First Prize of the Berlin Innovation Award in 1990 for the development of the first European Neural Compiler and again in 1992 for the development of an expert system for detecting chemical hazards for Procter and Gamble.  He has published five course books on a wide variety of topics such as computer viruses, neural networks, evolution strategies, and genetic programming.  Mr. Schoneburg has successfully launched over 20 high tech companies on three continents over the last 20 years.  Mr. Schoneburg was selected to be a director of the Company based in part on his experience as the founder of the Company, his position at the Company, his knowledge of the business sectors in which the Company operates, and his technical background.

Ernest Axelbank is our chief technology officer and has been with our company since March 1999.  His duties include covering technical details regarding software architecture, software development, network infrastructure, and security.  He also performs pre-sales and business development activities and liaises with partners and clients with requirements specification and deployment details.

Claudia Alsdorf joined our Board in August 2001.  In 1999, Ms. Alsdorf co-founded echtzeit AG where she was principally responsible for the preparation of an initial public offering of echtzeit AG securities on the German Neuer Market exchange, as well as initiating a joint venture with a German retailer for three-dimensional product presentations and online catalogues.  In 1996, Ms. Alsdorf founded echtzeit USA in San Francisco, and was mainly responsible for the initiation of operations with United States based companies.  In 1995, Ms. Alsdorf co-founded echtzeit Gesellschaft fur mediales Gestalten mbH, a developer of computing environments for e-commerce and communications, both on the desktop and for large-scale multi-user Internet environments, with subsidiaries in Berlin, Cologne, and Zurich.  Ms. Alsdorf is currently a corporate executive at SAP AG, Germany.  Ms. Alsdorf was selected to be a director of the Company based in part on her experience with international business, including experience in high-tech sectors.

Dr. Gert Hensel joined our Board in July 2001.  Since January 2000, Dr. Hensel has been the chief operating officer and founder of VICUS Grundstuecksservice GmbH, a real estate management company.  From January 1998 to January 2000, Dr. Hensel was the founder and a shareholder of Weiss-Grundstuecksverwaltungs-und Entwicklungsgesellschaft GmbH Erkner, a real estate management company.  Since January 1995, Dr. Hensel has been a corporate fiduciary for BIT GmbH, Berlin and a manager of DABU Accounting services.  Dr. Hensel was selected to be a director of the Company based in part on his business experience and financial reporting expertise and Dr. Hensel qualifies as an “audit committee financial expert” under SEC regulations.

Rene Jaeggi joined our Board in May 2007.  He was the chief executive officer of Adidas AG from 1986 to 1993.  After 1993, he was (among other positions) co-owner of Romika GmbH in Germany, Chairman of H.T.M. in Vienna, Chairman of StairMaster in Seattle, Washington, and a member of the board of Rutledge Capital based in Greenwich, Connecticut.  He is currently on the board of several international companies and Chairman of Flora Eco Power AG in Munich, a public bio energy company.  Mr. Jaeggi was selected to be a director of the Company based in part on his international business experience and his experience as a director on other boards.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owners of more than ten percent (10%) of our registered stock to file initial reports of ownership and reports of changes in ownership of our shares with the SEC, and to provide copies of such reports to the company.

In the fiscal year ended December 31, 2009, reports on Form 4 were not timely filed for Rene Taeggi, Gert Hensel, Claudia Alsdorf, and Eberhard Schoneburg.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive, financial and, accounting officers.  Artificial Life, Inc. will provide a copy of its code of ethics, without charge, to any person who requests it.  Requests should be addressed in writing to Ms. Celine Hadaya, Investor Relations, Artificial Life, Inc., 26/F., 88 Hing Fat Street, Causeway Bay, Hong Kong.

Director Nominees Recommended by Stockholders

We have not implemented any changes to the procedures by which stockholders may recommend nominees to our board of directors since we last disclosed those procedures in our most recent proxy statement.

Audit Committee and Audit Committee Financial Expert

We have a separately designated a standing audit committee established in accordance with the Exchange Act, as amended.  Dr. Hensel and Ms. Alsdorf are members of the audit committee.  The Board has determined that at least one person on the Audit Committee, Dr. Gert Hensel, qualifies as a “financial expert” as defined by SEC rules implementing Section 407 of the Sarbanes-Oxley Act.  Dr. Hensel also meets the definition of an “independent” director set forth in Rule 5605(a)(2) of the Corporate Governance Requirements of the Nasdaq Stock Market.

ITEM 11.  EXECUTIVE COMPENSATION

The following table provides summary information concerning the compensation earned by our executive officers for the fiscal years ended December 31, 2009 and 2008.  No other executive officers received compensation from us in excess of $100,000 during those years.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option and Warrant Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Nonqualified deferred compen- sation earnings ($)	All other Compen- sation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
Eberhard Schoneburg	2009	$619,920	$837,257	$0	$1,770,000	$0	$0	$87,750	(1)	$3,314,927
Chief Executive	2008	$393,436	$320,361	$0	$0	$0	$0	$78,000	(1)	$791,797
Officer and Chief
Financial Officer

Ernest Axelbank	2009	$121,861	$29,743	$0	$531,000	$0	$0	$0		$682,604
Chief Technology Officer	2008	$110,897	$0	$0	$0	$0	$0	$0		$110,897

(1) Represents housing allowance.

Mr. Schoneburg’s employment agreement provides for a cash bonus equal to 3% of net profits and a bonus payable in cash or stock equal to 3% of the total price of any merger of the Company with a third party or the acquisition of a majority of the Company’s shares in which Mr. Schoneburg is instrumental.  The agreement further provides for a bonus payable in cash or stock equal to 3% of the overall increase in the Company’s market capitalization for each fiscal year payable.  For 2007 and subsequent years, this amount cannot exceed the Company’s cash requirement, as defined in the employment agreement.  Mr. Schoneburg’s employment agreement also includes severance payments (under certain conditions) of one and a half to three years salary as well as a non-compete provision for a period of six months following termination of his employment.

The following table provides information concerning unexercised options and warrants, stock that has not vested, and equity incentive plan awards outstanding as of December 31, 2009.

Outstanding Equity Awards At Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Eberhard Schoneburg	300,000	-0-	-0-	$0.83	12/4/12	-0-	$0	-0-	$0
Chief Executive	300,000	-0-	-0-	$0.94	12/4/12	-0-	$0	-0-	$0
Officer and Chief	700,000	-0-	-0-	$0.83	12/4/12	-0-	$0	-0-	$0
Financial Officer	700,000	-0-	-0-	$0.94	12/4/12	-0-	$0	-0-	$0

Ernest Axelbank	300,000	-0-	-0-	$0.83	12/4/12	-0-	$0	-0-	$0
Chief Technology	300,000	-0-	-0-	$0.94	12/4/12	-0-	$0	-0-	$0
Officer

The following table provides information concerning compensation paid by us to our directors during the fiscal year ended December 31, 2009.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Gert Hensel	$30,000	$0	$448,000	$0	$0	$0	$478,000
Claudia Alsdorf	$30,000	$0	$282,000	$0	$0	$0	$312,000
Rene Jaeggi	$60,000	$0	$282,000	$0	$0	$0	$342,000

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of February 28, 2010 regarding the beneficial ownership of our common stock by (i) each person that we believe beneficially owns 5% or more of our common stock; (ii) each named executive officer; (iii) each of our directors and each director nominee; and (iv) all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Information regarding ownership of our common stock by our security holders is based, in part, upon our review of Forms 3, 4, and 5 and Schedules 13G filed with the Securities and Exchange Commission by such persons and information from the agent of our security holders.  Unless otherwise noted, each of the security holders listed in the table possesses sole voting and investment power with respect to the shares indicated, and the address of our directors and executive officers is the address of our corporate offices.  Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person or group.  As of February 28, 2010, there were 57,882,337 shares of common stock outstanding.

	Shares Beneficially Owned
Name of Beneficial Owner	Amount	Percent of Class
Eberhard Schoneburg (1)	8,594,516	14.4%
Claudia Alsdorf (2)	557,570	1.0%
Dr. Gert Hensel (3)	734,797	1.3%
Rene Jaeggi (4)	400,000	*
Ernest Axelbank (5)	907,095	1.6%
3M Company	6,447,491	11.1%
All current directors and executive officers as a group 5 persons (6)	11,193,978	18.3%

*   Less than 1%

(1)

Includes 2,000,000 shares subject to stock options and warrants that are exercisable within 60 days.

(2)

Includes 300,000 shares subject to stock options that are exercisable within 60 days.

(3)

Includes 500,000 shares subject to stock options that are exercisable within 60 days.

(4)

Includes 400,000 shares subject to stock options that are exercisable within 60 days.

(5)

Includes 600,000 shares subject to stock options that are exercisable within 60 days.

(6)

Includes 3,800,000 shares subject to stock options and warrants that are exercisable within 60 days.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2009 about our equity compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,165,000	$0.93	27,475,852
Equity compensation plans not approved by security holders	—	—	—
Total	4,165,000	$0.93	27,475,852

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND

DIRECTOR INDEPENDENCE

Since January 1, 2009, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any member of the immediate family of any of the foregoing individuals has or will have a direct or indirect material interest other than the transactions described below.

Employment Agreements

Under an executive employment Agreement dated July 1, 2006, we agreed to employ Eberhard Schoneburg as President, chief executive officer and chairman of the Board.  On June 1, 2008, we amended Mr. Schoneburg’s employment contract (“Amendment’).  The Amendment became effective on June 1, 2008 and has extended the current employment agreement through December 31, 2011.  In accordance with the terms of the Amendment, Mr. Schoneburg will continue to serve as the current and acting Chairman, chief executive officer, president and chief financial officer of the Company.  In addition, Mr. Schoneburg will continue to receive the benefits under the current employment agreement with a base salary of $46,875 per month plus performance based bonuses.

Other Transactions

As of December 31, 2009, we owed Mr. Schoneburg an aggregate of $1,606,328, including accrued bonus of $837,257.  The indebtedness bears interest at a rate of five percent (5%) per year and is secured by the assets of the Company.

Director Independence

Of our four directors, we believe that Claudia Alsdorf, Dr. Gert Hensel, and Rene Jaeggi are “independent directors” as defined in 5605(a)(2) of the Corporate Governance Requirements of the Nasdaq Stock Market.  Ms. Alsdorf and Dr. Hensel are the only members of our audit committee and our compensation committee.  We do not have a standing nominating committee or any committees performing similar functions.  The entire Board performs the functions of a nominating committee.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

GHP Horwath, P.C. has served as our independent registered public accounting firm since May 1, 2002.  All of the services described below were approved by our audit committee prior to performance. The audit committee has determined that the payments made to its independent registered public accounting firm for these services are compatible with maintaining such auditors’ independence.

Audit Fees

The aggregate fees for professional services rendered by GHP Horwath, P.C. in connection with its audit of our annual consolidated financial statements in our Form 10-K and the reviews of our quarterly consolidated financial statements included in our Forms 10-Q for the fiscal years ended December 31, 2009 and 2008 totaled approximately $115,000 and $134,800, respectively.

Audit-Related Fees

No fees were paid by us for audit-related services rendered by GHP Horwath, P.C. for the fiscal years ended December 31, 2009 and 2008.

Tax Fees

Fees of approximately $8,200 and $2,300 were paid by us for professional services rendered by GHP Horwath, P.C. for tax compliance matters for the fiscal years ended December 31, 2009 and 2008.

All Other Fees

There were no other fees for other services rendered by GHP Horwath for the fiscal years ended December 31, 2009 and 2008.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       List of documents filed as part of this report

1.

Financial Statements

The following consolidated financial statements are included in this report on Form 10-K beginning on page F-1.

•

Consolidated Balance Sheets as of December 31, 2009 and 2008;

•

Consolidated Statements of Income and Comprehensive Income for the Years ended December 31, 2009 and 2008;

•

Consolidated Statements of Changes in Stockholders’ Equity for the Years ended December 31, 2009 and 2008;

•

Consolidated Statements of Cash Flows for the Years ended December 31, 2009 and 2008; and

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

Dated:  March 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eberhard Schoneburg Eberhard Schoneburg	President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	March 15, 2010

/s/ Frank Namyslik Frank Namyslik	Global Controller	March 15, 2010

/s/ Claudia Alsdorf Claudia Alsdorf	Director	March 15, 2010

/s/ Dr. Gert Hensel Dr. Gert Hensel	Director	March 15, 2010

/s/ Rene Jaeggi Rene Jaeggi	Director	March 15, 2010

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheets as of December 31, 2009 and 2008

F-2

Consolidated Statements of Income and Comprehensive Income for the Years Ended

December 31, 2009 and 2008

F-3

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended
December 31, 2009 and 2008

F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008

F-5

Notes to Consolidated Financial Statements

F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Artificial Life, Inc.

We have audited the accompanying consolidated balance sheets of Artificial Life, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Artificial Life, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GHP HORWATH, P.C.

GHP HORWATH, P.C.

Denver, Colorado

March 15, 2010

ARTIFICIAL LIFE, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2009 AND 2008

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash	$2,356,336	$1,430,578
Trade accounts receivable, net	9,498,896	13,859,315
Trade installment receivable, net	8,473,270	—
Prepaid expenses and other	473,166	914,372
Deferred tax asset	1,000,000	500,000
Total current assets	21,801,668	16,704,265

Fixed assets, net	1,575,531	3,140,067

License rights, net	26,421,105	9,617,198
Prepaid expenses, deposits and other assets	1,325,702	828,943
Deferred tax asset	710,000	-
	28,456,807	10,446,141

TOTAL ASSETS	$51,834,006	$30,290,473

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,297,854	$669,745
Accrued expenses and other	737,128	472,813
Income tax payable	17,394	60,000
Note payable – officer/stockholder	1,606,328	737,771
Notes payable – stockholders	666,667	1,000,000

Total liabilities (all current)	5,325,371	2,940,329

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 130,000,000 shares authorized, 57,411,203 (2009) and 47,724,132 (2008) shares issued and outstanding	574,111	477,241
Additional paid-in capital	63,006,782	51,708,712
Notes receivable from stockholders	(19,577)	(19,577)
Accumulated deficit	(17,117,425)	(24,686,144)
Accumulated other comprehensive income (loss)	64,744	(130,088)
Total stockholders’ equity	46,508,635	27,350,144

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,834,006	$30,290,473

See accompanying notes to consolidated financial statements.

ARTIFICIAL LIFE, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Revenues:
Software license agreements	$27,427,016	$21,659,786
Reseller license agreement	—	778,800
Application services and other	27,458	15,828
	27,454,474	22,454,414
Cost of revenues:
Cost of software license agreements	5,177,417	3,076,181
Cost of application services and other	131,655	128,409
	5,309,072	3,204,590
Gross profit	22,145,402	19,249,824

Operating expenses:
General and administrative	6,426,674	3,268,260
Research and development	4,930,495	3,250,289
Sales and marketing	4,663,183	2,272,516
Total operating expenses	16,020,352	8,791,065

Income from operations	6,125,050	10,458,759

Other income (expenses):
Interest income and other	189,832	25,152
Interest expense	(138,414)	(225,197)
Gain on extinguishment of liabilities	—	48,127
Foreign currency transaction gains	332,251	161,574
	383,669	9,656

Income before income tax	6,508,719	10,468,415
Income tax benefit	1,060,000	106,870

Net income	7,568,719	10,575,285
Foreign currency translation adjustment	194,832	(95,974)

Comprehensive income	$7,763,551	$10,479,311

Net income per share:
Basic	$0.15	$0.23
Diluted	$0.15	$0.22

Weighted average shares outstanding:
Basic	50,554,592	46,420,825
Diluted	50,745,210	47,879,856

See accompanying notes to consolidated financial statements.

ARTIFICIAL LIFE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2009 AND 2008

	Common Stock
	Shares	Amount	Additional paid-in capital	Notes receivable from stockholders	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balances at January 1, 2008	43,905,509	$439,055	$46,315,296	$(19,577)	$(35,261,429)	$(34,114)	$11,439,231
Issuance of common stock and warrants in private placements, net	2,022,734	20,227	4,706,275	—	—	—	4,726,502
Common stock issued upon exercise of options and warrants	1,575,889	15,759	311,741	—	—	—	327,500
Common stock issued for prepaid consulting services	220,000	2,200	375,400	—	—	—	377,600
Net income	—	—	—	—	10,575,285	—	10,575,285
Other comprehensive loss - foreign currency translation adjustment	—	—	—	—	—	(95,974)	(95,974)
Balances at December 31, 2008	47,724,132	477,241	51,708,712	(19,577)	(24,686,144)	(130,088)	27,350,144
Issuance of common stock and warrants in private placements, net	9,139,726	91,397	8,509,193	—	—	—	8,600,590
Common stock issued upon exercise of options	101,345	1,013	(1,013)	—	—	—	—
Common stock issued for consulting services	446,000	4,460	404,390	—	—	—	408,850
Stock-based compensation expense	—	—	2,385,500	—	—	—	2,385,500
Net income	—	—	—	—	7,568,719	—	7,568,719
Other comprehensive income - foreign currency translation adjustment	—	—	—	—	—	194,832	194,832
Balances at December 31, 2009	57,411,203	$574,111	$63,006,782	$(19,577)	$(17,117,425)	$64,744	$46,508,635

See accompanying notes to consolidated financial statements.

ARTIFICIAL LIFE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
Cash flows from operating activities:
Net income	$7,568,719	$10,575,285
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	6,016,049	2,182,652
Write down of fixed assets and license rights	826,053	263,566
Amortization of discount on notes payable	—	99,000
Bad and doubtful debt expense	2,636,979	731,500
Foreign currency exchange gains	(332,251)	(161,574)
Deferred income tax benefit	(1,210,000)	(166,870)
Interest expense accrued on advances from officer / stockholder	3,185	7,727
Stock-based compensation expense	2,385,500	—
Gain on extinguishment of liabilities	—	(48,127)
Salary / bonus accrued to officer / stockholder	837,257	320,361
Discount on trade receivable	347,961	—
Changes in operating assets and liabilities:
Increase in trade accounts and installment receivables	(21,834,921)	(9,245,652)
Increase in prepaid expenses, deposits and other assets	(53,228)	(649,420)
Increase (decrease) in accounts payable	375,470	(57,245)
Increase (decrease) in accrued expenses and other	262,504	(639,604)
(Decrease) increase in income tax payable	(42,606)	60,000

Net cash (used in) provided by operating activities	(2,213,329)	3,271,599

Cash flows from investing activities:
Purchase of fixed assets	(30,127)	(3,060,783)
Purchase of license rights	(4,994,029)	(10,012,608)

Net cash used in investing activities	(5,024,156)	(13,073,391)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	8,600,590	5,278,502
Advances under note payable to officer/stockholder	202,257	—
Repayment of note payable to officer/stockholder	(174,142)	(342,176)
Repayment of note payable to stockholders	(333,333)	—

Net cash provided by financing activities	8,295,372	4,936,326
Net increase (decrease) in cash	1,057,887	(4,865,466)
Cash at beginning of period	1,430,578	6,210,435
Effect of exchange rate changes on cash	(132,129)	85,609
Cash at end of period	$2,356,336	$1,430,578
Supplemental cash flow disclosure:
Cash paid for interest	$166,000	$64,700
Cash paid for income taxes	$191,000	$—
Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock and warrants in satisfaction of accounts payable	$408,850	$377,600
Purchase of license rights and related increase in accounts payable	$8,123,500	$—
Purchase of license rights in exchange for assignment of trade accounts receivable	$8,339,958	$—

See accompanying notes to consolidated financial statements.

ARTIFICIAL LIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

1.

Organization and Nature of Operations:

Artificial Life, Inc. (“Artificial Life”), a Delaware Corporation (with its executive offices located in Los Angeles, California) and its wholly-owned subsidiaries (collectively referred to as the “Company”) develop, market, distribute and sell software applications and technologies for wireless telecommunications and devices and mobile phones. Artificial Life’s wholly-owned subsidiaries include the following:

Artificial Life Asia Limited, located in Hong Kong, develops products and supports Artificial Life in its customer service and game development.

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

2.

Summary of Significant Accounting Policies:

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates the Company’s estimates and assumptions on an ongoing basis using historical experience and various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Management adjusts such estimates and assumptions when facts and circumstances dictate. The Company’s significant accounts with reported amounts based on estimates and judgments include revenue, trade accounts and installment receivables, the allowance for doubtful accounts, valuation of long-lived assets, deferred income taxes, and stock-based compensation expense. As future events and their effects cannot be determined with precision, actual results could differ from these estimates.

Long Lived Assets

Fixed assets are stated at cost. Depreciation and amortization is provided on the straight-line basis over the estimated useful lives of the respective assets (two to three years). Expenditures for maintenance, repairs and minor renewals are charged to expense as incurred. Betterments and major renewals are added to the fixed asset accounts at cost.

Amortizable license rights are amortized on a straight-line basis over their estimated useful lives of one to five years.

ARTIFICIAL LIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of their carrying amounts to future net cash flows expected to be generated from the operation and sale of the long-lived assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount in which the carrying amount of the long-lived assets exceeds their fair values (Note 3).

Of the Company’s total long-lived assets at December 31, 2009, approximately $27,861,000, $66,000 and $70,000 are located in the United States, Hong Kong and Germany, respectively.  Of the Company’s total long-lived assets at December 31, 2008, approximately $12,286,000, $151,000, $313,000, and $7,000 are located in the United States, Hong Kong, Germany and Japan, respectively.

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

Revenues from the licensing of the Company’s software are accounted for in accordance with ASC 985-605, "Software-Revenue Recognition" (formerly Statement of Position (“SOP”) 97-2, “Software Revenue Recognition” (“SOP 97-2”)). The Company determines whether product revenue recognition is appropriate based upon the evaluation of whether the following four criteria have been met:

Persuasive evidence of an arrangement - Generally, the Company uses either a customer-signed contract or qualified customer purchase order as evidence of an arrangement.  These contracts are typically non-cancelable by the customer.

Delivery of product - The Company considers delivery to have occurred when the product has been delivered to the customer, the customer has formally accepted the product, and no post-delivery obligations exist.

Fee is fixed or determinable - The Company assesses whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. If the fee is not deemed to be fixed or determinable, the Company will defer revenue and recognize revenue as payments become due and payable (assuming all other revenue recognition criteria are met).

Collection of fee is reasonably assured - The Company assesses the probability of collecting from each customer at the outset of the arrangement based on a number of factors, including the customer's payment history, its current creditworthiness, economic conditions in the customer's industry and geographic location, and general economic conditions. If in management’s judgment, collection of a fee is not probable, the Company will defer revenue but recognize related costs.

The Company’s management uses significant judgment concerning the satisfaction of these criteria, particularly the criteria relating to the determination of whether the arrangement fees are fixed and determinable and the criteria relating to the collectibility of the receivables in management’s evaluation of each revenue transaction, including those with extended payment terms.

ARTIFICIAL LIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Software agreements may include multiple elements.  Fees are allocated to the various elements based on vendor-specific objective evidence (“VSOE”) of fair value and the portion of the fees allocated to each element is recognized as revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable.  If VSOE does not exist for the allocation of revenues to the various elements of the arrangement, all revenues from the arrangement are deferred until the earlier of (1) when VSOE exists, or (2) when all elements of the arrangement have been delivered.  Historically, the majority of the Company’s software agreements have not included multiple elements, nor has the Company had any continuing obligations or involvement under the agreements.  In accordance with ASC 985-605, revenues from such licensing agreements have been recognized at the time the licenses were granted.

Revenues from entertainment products, games and technologies used in mobile phones are recognized net in accordance with ASC 605-45, “Revenue Recognition – Principal Agent Consideration” (formerly Emerging Issues Task Force (“EITF”) No. 99-19 (“EITF 99-19”)). Recognition is net as (1) the Company is not the primary obligor in the arrangements (2) the amount the Company earns is fixed (the download rate), and (3) the telecommunications carrier and the Company both have credit risk.  Revenues are recognized only after the applications have been downloaded by mobile users from the carriers and such downloads have been charged by carriers to end users and these charges are supported by statements received from the carriers.

Revenues from application, consulting and implementation services are recognized as services are performed.

Revenue is also deferred for any transactions in which there are significant future costs associated with that transaction. At December 31, 2009, the Company has recorded approximately $6,000 of deferred revenue in connection with these transactions ($99,000 at December 31, 2008), which is presented in accrued expenses and other at December 31, 2009 and 2008).

Uncollected Deferred Revenue

Because of the Company’s revenue recognition policies, there are circumstances for which the Company is unable to recognize revenue relating to certain sales transactions that have been billed, but the related receivable has not been collected. While the receivable represents a legally enforceable obligation of the customer, for balance sheet presentation purposes, deferred revenue has been offset with the related receivable, and no amounts appear in the consolidated balance sheets for such transactions. The aggregate amount of unrecognized accounts receivable and deferred revenue was approximately $4.8 million at December 31, 2009.

ARTIFICIAL LIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

For the years ended December 31, 2009 and 2008, the calculation of basic and diluted net income per share is as follows:

	2009	2008
Weighted average shares outstanding—basic	50,554,592	46,420,825
Dilutive securities:
Stock options	95,899	1,014,270
Warrants	94,719	444,761
Shares used in dilutive net income per share calculation	50,745,210	47,879,856

Derivatives

The Company follows the provisions of ASC 815, “Accounting for Derivative Instruments and Hedging Activities” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), along with related interpretations, EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”) and EITF No. 05-2 “The Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19” (“EITF 05-2”)).  ASC 815 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met.  The Company values these derivative securities under the fair value method at the end of each reporting period, and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings. The Company continues to revalue these instruments each quarter to reflect their current value in light of the current market price of the Company common stock. The Company utilizes the Black-Scholes option-pricing model to determine fair value. Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instruments’ expected remaining life. These assumptions require significant management judgment.

Software Development Costs

The Company accounts for software development costs in accordance with ASC 985-20, “Costs of Software to Be Sold, Leased, or Marketed” (formerly Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed” ("SFAS 86")) under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products.  Technological feasibility is established upon completion of a working model.  Development costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs have been charged to

ARTIFICIAL LIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

research and development expenses in the accompanying consolidated statements of income.

Legal Defense Costs

The Company does not accrue for estimated future legal and related defense costs, if any, to be incurred in connection with outstanding or threatened litigation and other disputed matters (Note 10), but rather records such as period costs when the services are rendered.

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

Foreign Currency Translation

The functional currency of Artificial Life Europe GmbH is the Euro, the functional currency of Artificial Life Asia Ltd. is the Hong Kong Dollar, and the functional currency of Artificial Life Japan Ltd. is the Yen.  These entities’ assets and liabilities have been translated at exchange rates at the balance sheet date, and revenues and expenses have been translated at average exchange rates during the reporting periods, while stockholders’ equity is translated at historical exchange rates.  Any resulting translation adjustments are included in other comprehensive income (loss), a component of stockholders’ equity.  Foreign currency transaction gains and losses are included in determining net income.

Recent Accounting Pronouncements

In June 2009, the FASB approved the FASB Accounting Standards Codification (the “Codification”) ASC 105, "Generally Accepted Accounting Principles" (formerly Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 16" ("SFAS 168")) as the single source of authoritative nongovernmental generally accepted accounting principles (GAAP). All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Company adopted the Codification during the quarter-ended September 30, 2009. As a result, all references to authoritative accounting literature are now referenced in accordance with the Codification.

In October 2009, the FASB issued Accounting Standards Updates (“ASU”) 2009-13, which amends ASC 605, "Revenue Recognition", to require companies to allocate the overall consideration in multiple-element arrangements to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and early adoption will be permitted. The

ARTIFICIAL LIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14, which amends ASC 985-605, "Software-Revenue Recognition", to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product's essential functionality. ASU 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and early adoption will be permitted. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In April 2009, the FASB issued new accounting guidance ASC 825, "Financial Instruments" (formerly FASB Staff Position (“SOP”) No. 107-1, "Interim Disclosures about Fair Value of Financial Instruments" (“SOP 107-1”)  ) related to interim disclosures about the fair values of financial instruments. This guidance requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. The Company adopted this guidance upon its issuance, and it had no material impact on the Company’s consolidated financial statements.

On January 1, 2009, the Company adopted new guidance adopted new guidance ASC 805-10-65-1 (formerly Statement of Financial Accounting Standards ("SFAS") No. 141(R), “Business Combinations” (“SFAS 141R”)) issued by the FASB related to the accounting for business combinations and related disclosures. This new guidance addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. The guidance also establishes expanded disclosure requirements for business combinations. The Company will apply this new guidance to any future business combinations.

On January 1, 2009, the Company adopted new guidance ASC 810, "Consolidation", regarding noncontrolling interests (formerly Statement of Financial Accounting Standards ("SFAS") No. 160, "Noncontrolling Interests in Consolidated Financial Statements" (“SFAS 160”)) issued by the FASB related to the accounting for noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

Reclassifications:

Certain amounts reported in the 2008 consolidated financial statements have been reclassified to conform to the 2009 presentation.

3.

Trade Accounts and Installment Receivables, and Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts and installment receivables. The Company extends credit to its customers in the normal course of business and generally does not require collateral.  Due to the global financial crisis and general market conditions, in 2009 the Company granted extended payment terms (up to 180 days) to certain customers. The Company assesses the probability of collection from each customer at

ARTIFICIAL LIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

the outset of the arrangement based on a number of factors, including the customer’s payment history and its current creditworthiness. If in management’s judgment collection is not probable, the Company does not record revenue until the uncertainty is removed.

Management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. The allowance for doubtful accounts of approximately $348,000 at December 31, 2009, and $731,500 at December 31, 2008, is the Company’s best estimate of the amount of credit losses in existing trade receivables. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of trade receivables. In the analysis, management primarily considers the age of the customer’s receivable, and also considers the creditworthiness of the customer, the economic conditions of the customer’s industry, general economic conditions and trends, and the business relationship and history with its customers, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collectability of receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability.  Since the Company’s trade receivables are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the Company’s financial statements.

The Company has one customer with whom it has a long-standing business relationship, and to whom it has been selling software since 2007.  At December 31, 2009, the Company entered into an installment receivable agreement with this customer, which is due in various installments through December 31, 2010.  This receivable has been discounted using a 3.5% discount rate to reflect the interest component of the transaction, which is to be amortized using the effective interest method over the period in which payments are made and the balance is outstanding. The discount rate is reset periodically, if necessary, considering prevailing interest rates.  The discount on this receivable is approximately $140,000 at December 31, 2009.

To minimize cash expenditures in the fourth quarter of 2009, the Company exchanged approximately $8.3 million of receivables from this customer for license rights purchased from an unrelated vendor, from whom the Company has a history of purchasing other licenses in cash transactions (Note 4).

To further reduce cash expenditures during the year ended December 31, 2009, the Company entered into agreements with certain of its customers to offset trade receivables of approximately $6.4 million from these customers with accounts payable to these same parties. The offset of these receivables and payables represents a legal right of setoff pursuant to applicable accounting standards.

At December 31, 2009, the Company had 92 telecom carriers, resellers, distributors and general corporate customers compared to 70 such customers at December 31, 2008.  For the years ended December 31, 2009 and 2008, resellers and distributors represented approximately 49% and 56% of the Company’s revenues, respectively.

For the year ended December 31, 2009, 97% of total revenues were generated from forty-five European companies (of which one customer accounted for approximately 48%, and one customer accounted for approximately 22% of total revenues), and 3% from twenty-eight U.S., Asian, Australian and South American companies. For the year ended December 31, 2008, 83% of

ARTIFICIAL LIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

total Company’s revenues were generated from thirty-nine European companies and 17% from twenty-five U.S. and Asian companies.

At December 31, 2009, trade receivables were due from 54 customers. Of these, three customers accounted for approximately 47%, 27% and 15% of the trade receivables, respectively.   At December 31, 2009, 19% and 45% of trade receivables were aged within 30 days and 120 days, respectively.  At December 31, 2009, the average age of trade receivables from all customers was 128 days as compared to 83 days at December 31, 2008. The average age of receivables from the Company’s four largest customers at December 31, 2009, was 138 days.

4.

License Rights:

License rights consist of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
License rights	$32,738,165	$11,900,861
Less accumulated amortization	(6,317,060)	(2,283,663)
	$26,421,105	$9,617,198

Amortization expense for the years ended December 31, 2009 and 2008 was approximately $4,420,000 and $2,040,000, respectively.

During the years ended December 31, 2009 and 2008, the Company wrote down the carrying value of certain license rights by approximately $826,000 and $264,000, respectively.  The charges were based on management’s analysis of the license’s expected future cash flows, and the charges are included in cost of revenues in the Company’s 2009 and 2008, statements of income.

The following table summarizes the expected remaining amortization of license rights over the next five years as of December 31, 2009:

Year ending December 31,	Amount
2010	$6,786,163
2011	6,341,629
2012	5,389,979
2013	4,907,770
2014	2,995,564
$26,421,105

Beginning in 2007 and continuing through 2009, the Company has acquired from one vendor, several license rights to the reselling, sublicensing and localization and marketing of certain technologies in specified geographic regions throughout the world.  In January 2010, the Company entered into a new license rights agreement with this vendor, which combines all previous licenses into one unified worldwide license.  This new license term expires on December 31, 2014.  The Company acquired this worldwide license right in January 2010, for approximately $2.8 million.

ARTIFICIAL LIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

5.

Fixed Assets:

Fixed assets consist of the following at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Office equipment	$127,567	$119,462
Office furniture	195,264	194,873
Computer equipment	313,584	297,344
Computer software	2,871,800	2,871,800
	3,508,215	3,483,479
Less accumulated depreciation	(1,932,684)	(343,412)
	$1,575,531	$3,140,067

Depreciation expense for the years ended December 31, 2009 and 2008, was approximately $1,596,000 and $143,000, respectively.

6.

Notes Payable and Extinguishment of Liabilities:

Notes Payable

Prior to January 1, 2008, the Company issued promissory notes to two, non-related party stockholders for an aggregate principal amount of $1,000,000. These notes are unsecured, bear an annual interest rate of 10%, and originally matured on December 31, 2007, but were extended until December 31, 2008 (The “Maturity Date”). The holders could convert the notes and any unpaid interest accumulated thereon only after the Maturity Date into shares of common stock at a conversion price of $2.50 per share. Because these notes were convertible only if the Company did not pay the debt, these notes were determined to have a contingent beneficial conversion feature valued at approximately $520,000, which would only have been recorded had the Company not paid the notes. In the fourth quarter of 2009, the Company paid one of the notes in full ($333,333).  The remaining note with a balance of $666,667 was fully paid in January 2010.

These notes were issued along with warrants to purchase 300,000 shares of the Company’s common stock at $3.00 per share.  These warrants have a three-year term, and the relative fair value of the warrants was $198,000, based on a Black-Scholes analysis and an evaluation of market rates of interest for similar debt instruments.  As a result, a discount of $198,000 was applied against the principal balances of the notes, which has been amortized to interest expense over the term of the debt.  The effective interest rate on these notes was approximately 30%.

Extinguishment of liabilities

In 2008, the Company determined (pursuant to management’s interpretation of applicable accounting standards and based on consultations with the Company’s legal counsel) that certain payables incurred in 2002 by Artificial Life USA, Inc. (a non-operating, inactive subsidiary since 2002, with no assets) could be extinguished (derecognized). Accordingly, the Company recorded a gain on the extinguishment of liabilities of approximately $48,000 in 2008. The Company made a similar determination in 2007 for liabilities incurred prior to 2002, and derecognized $685,000 in that year.

Management’s determination that such liabilities could be extinguished was based primarily on the Company’s interpretation of the applicable State statutes which support management's belief that any actions or claims for such amounts are barred after a statutorily-determined period of time. Management believes that the possibility of any future claims or actions against the Company is remote, and even if such claims were made, the Company has a legal defense against any such claims.

ARTIFICIAL LIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

7.

Related Party Transactions:

The Company has a revolving note payable to its chief executive officer for advances made by him to the Company, as well as accrued salary and bonus.  The note bears interest at 5%, secured by the assets of the Company and repayable when sufficient funds are determined by the board of directors to be available.

Activity on the note payable during the years ended December 31, 2009 and 2008, is as follows:

	2009	2008
Beginning balance	$737,771	$751,859
Advance	202,257	—
Repayments	(174,142)	(342,176)
Accrued salary/bonus	837,257	320,361
Accrued interest	3,185	7,727
Ending balance	$1,606,328	$737,771

At December 31, 2009 and 2008, notes receivable from stockholders of $19,577 are due in connection with the exercise of options prior to 2008, and therefore have been presented as a reduction to stockholders’ equity.

8.

Stockholders’ Equity:

Common Stock

2009 transactions

In 2009, the Company sold 9,139,726 shares of its common stock in private placements for net proceeds of $8,600,590, which were net of placement costs of approximately $829,000, of which 6,447,491 shares were sold pursuant to terms of a Securities Purchase Agreement (the “SPA”) with 3M Company (“3M”).  The SPA was entered into in conjunction with the execution of a collaboration agreement (the “Alliance Agreement”), in which the Company and 3M have agreed to collaborate on various technological projects, as defined. Proceeds from the sale of shares are to be used for general business purposes, including those business purposes outlined and defined in the Alliance Agreement.  The SPA provides for certain pre-emptive rights in contemplation of a future issuance of the Company’s common stock, in which under certain circumstances, as defined, 3M has the right to purchase a proportionate number of shares necessary to maintain its defined percentage ownership.

As part of these placements, three parties received 446,000 common shares and warrants to purchase 1,110,500 shares of common stock in satisfaction of $408,850 of accounts payable.

In 2009, the Company also issued 101,345 shares of common stock upon the cashless exercise of options.

2008 transactions

In 2008, the Company sold 2,022,734 shares of common stock in private placements for net proceeds of $4,726,502, which were net of placement cost of approximately $27,000. The Company also issued 1,575,889 shares of common stock upon the exercise of

ARTIFICIAL LIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

options and warrants for $327,500.

In 2008, the Company also issued 100,000 and 120,000 shares of non-forfeitable, fully vested common stock to two consultants at $1.70 and $1.73 per share (the market price of the common stock at the date of the transactions), respectively, for prepaid consulting services. These services are to be provided through their respective terms which expire in December 2011 and December 2012. The Company is amortizing these amounts on a straight-line basis, as services are provided, over the respective terms of the agreements. The Company recognized approximately $96,000 and $44,000 of expense in 2009 and 2008, respectively.

Stock Option Plan

The Company maintains a 1998 Equity Incentive Plan (the “Plan”), as amended, which provides for the issuance of both non-statutory and incentive stock options to employees, officers, directors and consultants of the Company. The Company has reserved 40 million shares of common stock for issuance under the Plan.

The Company accounts for stock-based compensation expense under ASC 718, “Share-Based Payment” (formerly Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R")). ASC 718 requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. ASC 718 also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

In December 2009, the Company granted options to four directors and eleven employees to purchase 3,000,000 shares of common stock at an exercise price of $0.94 per share (the market price of the Company’s common stock on the grant date). These options have a three-year term and vested immediately. In December 2009, the Company also authorized a three-year extension of 1,000,000 options which were due to expire in December 2009.  These options were originally granted in 2006 to two directors and two employees at an exercise price of $0.83 per share.

Total stock-based compensation expense recognized during the year ended December 31, 2009 was $1,759,000.  No options were granted in 2008.

The Company used a Black-Scholes option pricing method to determine the fair value of options granted during 2009 as of each grant date using the following assumptions:

Risk free interest rate	0.75%
Dividend yield	None
Expected term of options, in years	2
Expected volatility	86%

The expected volatility was based on the historical price volatility of the Company’s common stock.  The dividend yield represents the Company’s anticipated cash dividend on common stock over the expected term of the stock options.  The Company utilized the U.S. Treasury bill rate for the expected term of the stock options to determine the risk-free interest rate.  The expected term of stock options represents the period of time that the stock options granted are expected to be outstanding based on management’s estimation.  Option forfeitures are estimated at the time of grant and revised if necessary in subsequent periods if actually

ARTIFICIAL LIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

forfeitures differ from these estimates.

During 2009, Plan options to acquire 400,000 shares of common stock, with an intrinsic value of approximately $128,000, were exercised on a cashless basis, for no consideration. During 2008, Plan options to acquire 1,100,000 shares of common stock, with an intrinsic value of approximately $1,643,000, were exercised, primarily on a cashless basis, for $20,000.

A summary of the status of the Company's stock options under the Plan as of December 31, 2009 and 2008, and the changes during the years then ended is presented below:

	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	2,165,000	$0.87	3,365,000	$0.68
Granted	3,000,000	$0.94	—	$—
Exercised	(400,000)	$0.83	(1,100,000)	$0.40
Cancelled or expired	(600,000)	$0.83	(100,000)	$0.83
Outstanding at end of year	4,165,000	$0.93	2,165,000	$0.87
Options exercisable at end of year	4,165,000		2,165,000

There are 4,165,000 options outstanding and exercisable under the plan at December 31, 2009; they have an intrinsic value of approximately $179,000. The exercise prices of these options range from $0.50 to $2.00 per share, they have a weighted average remaining contractual term of approximately 2.8 years, and a weighted average exercise price of $0.93 per share.

Other Stock Options

A summary of the status of the Company’s other options issued as of December 31, 2009 and 2008, and the changes during the years then ended is presented below:

	2009		2008
	Other Options	Weighted Average exercise price	Other Options	Weighted Average exercise price
Outstanding at beginning of year	7,500	$1.50	562,045	$0.71
Exercised	—	—	(554,545)	$0.70
Cancelled or expired	(7,500)	$1.50	—	—
Outstanding at end of year	—	—	7,500	$1.50

During 2008, options to purchase 554,545 shares of common stock were exercised, in part on a cashless basis for $70,000.

ARTIFICIAL LIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Warrants

2009 transactions

In connection with the sale of common stock in 2009, the Company issued warrants to purchase 2,594,631 shares of common stock at an exercise price range from $0.80 to $1.50 per share. These warrants expire on various dates through December 2012, and vested immediately.

In December 2009, the Company authorized a three-year extension of 700,000 warrants granted to its chief executive officer which were due to expire in December 2009.   The warrants were issued in 2006 with an exercise price of $0.83 per share and vested immediately. In December 2009, the Company also granted its chief executive officer warrants to purchase 700,000 shares of common stock with an exercise price of $0.94 per share.  These warrants have a three-year term and vested immediately.

Total stock-based compensation expense related to warrants recognized during the year ended December 31, 2009 was $626,500.  No warrants were granted in 2008.

The Company used a Black-Scholes option pricing method to determine fair value of warrants granted during 2009 as of each grant date using the following assumptions:

Risk free interest rate	0.75%
Dividend yield	None
Expected term of warrants in years	2
Expected volatility	86%

The expected volatility was based on the historical price volatility of the Company’s common stock.  The dividend yield represents the Company’s anticipated cash dividend on common stock over the expected term of the warrants.  The Company utilized the U.S. Treasury bill rate for the expected term of the stock options to determine the risk-free interest rate.  The expected term of warrants represents the period of time that the warrants granted are expected to be outstanding based on management’s estimation.

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

ARTIFICIAL LIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

A summary of the status of the Company’s warrants as of December 31, 2009 and 2008, and the changes during the years then ended is presented below:

	2009		2008
	Warrants	Weighted Average exercise price	Warrants	Weighted Average exercise price
Outstanding at beginning of year	3,955,422	$1.96	4,584,056	$1.43
Issued	2,594,631	$1.20	1,276,883	2.79
Granted	700,000	$0.94	—	—
Exercised	—	—	(331,250)	0.72
Cancelled or expired	(373,296)	$2.03	(1,574,267)	1.33
Outstanding at end of year	6,876,757	$1.57	3,955,422	$1.96

At December 31, 2009, 6,876,757 warrants are outstanding and exercisable, and have a weighted average remaining contractual term of approximately 1.79 years.  At December 31, 2009 and 2008, outstanding compensatory warrants had an intrinsic value of approximately $161,500 and $59,500, respectively.

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

The Company’s policy is to recognize interest and penalties accrued on unrecognized tax benefits, if any, as a component of income tax expense.  As of December 31, 2009, the Company has accrued no interest and penalties relating to unrecognized tax benefits.

The Company files income tax returns in the US federal jurisdiction and various State and foreign jurisdictions.  The Company is no longer subject to US Federal tax examinations for years before 2005, and State and foreign jurisdictions that remain subject to examination range from 2002 to 2008.  Management does not believe there will be any material changes in unrecognized tax positions over the next year.  Interest and penalties of approximately $5,000 related to income taxes were classified as income tax expense for the year ended December 31, 2009.

At December 31, 2009, the Company has U.S. federal net operating loss carryforwards (”NOL’s“) of approximately $3,247,000, expiring through 2028. At December 31, 2009, the Company also has Hong Kong NOL’s of approximately $2,275,000 that may be carried forward indefinitely, German NOL’s of approximately $1,510,000 that may be carried forward indefinitely, and Japan NOL’s of approximately $781,000 expiring through 2016. The general income tax rates applicable to the Company in its foreign jurisdictions are approximately 16%, 30%, and 42%, in Hong Kong, Germany, and Japan, respectively.

ARTIFICIAL LIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

The reconciliation between actual income tax benefit and expected income tax expense computed by applying the U.S. federal income tax rate of 34% to income before income taxes is as follows:

	2009	2008
Expected income tax expense	$2,213,000	$3,559,300
Effect of foreign income tax rate and other differences	(45,000)	(159,200)
Effect of U.S. State tax and U.S. Alternative Minimum Tax	138,000	60,000
Change in valuation allowance and other	(3,366,000)	(3,566,970)
Income tax benefit	$(1,060,000)	$(106,870)

The tax effects of temporary differences that give rise to the deferred tax assets at December 31, 2009 and 2008, are presented below:

	2009	2008
Deferred tax assets
Net operating loss carryforwards:
United States	$1,104,000	$4,073,000
Germany	456,000	535,000
Japan	328,000	238,000
Hong Kong	375,000	155,000
Receivables	118,000	248,000
Accrued expenses	41,000	32,000
Long-lived assets	285,000	22,000
	2,707,000	5,303,000
Valuation allowance	(997,000)	(4,803,000)
Net deferred tax asset	$1,710,000	$500,000
Current net deferred tax asset	$1,000,000	$500,000
Non-current net deferred tax asset	710,000	—

	$1,710,000	$500,000

The recognition of the net deferred tax assets at December 31, 2009, is based on the Company’s analysis of past, current and projected financial results of the Company’s operations. Based on this analysis, management concluded that the net deferred tax asset represents that amount which has been determined to be more likely than not of being realized. If future taxable income is less than the amount that has been assumed in determining the deferred tax asset at December 31, 2009, an increase in the valuation allowance may be required with a corresponding charge against income. If future taxable income exceeds the level that has been assumed in calculating the deferred tax asset (including taxable income in foreign jurisdictions), the valuation allowance could be reduced with a corresponding credit to income.

ARTIFICIAL LIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

10.

Commitments and Contingencies:

Leases

In October 2009, the Company renewed a two-year lease for office space in Hong Kong that now expires in December 2011, with a monthly rental payment of approximately $18,000.  In June 2009, the Company also entered into a one-year lease of a residential apartment in Hong Kong that expires in June 2010. The lease requires a monthly rental payment of approximately $4,500.

In February 2007, the Company began leasing an office in Berlin, Germany, which serves as the Company’s headquarters for European operations.  The lease requires a monthly rental payment of approximately $11,000, and it expires in February 2012.  In August 2009, the Company entered into a two-year lease of an automobile in Berlin, Germany.  The lease requires a monthly rental payment of approximately $1,000.  The lease expires in September 2011.

In June 2009, the Company renewed a short-term lease of its U.S. office in Los Angeles, California, which serves as the Company’s global corporate headquarters.  The lease requires a monthly rental payment of $1,320 and is renewable on a month-to-month basis. In April 2009, the Company entered into a one-year lease of a residential apartment in Los Angeles, California. The lease requires a monthly rental payment of approximately $3,100 and expires in April 2010.

Total rent expense for the years ended December 31, 2009 and 2008, was approximately $462,000 and $408,000, respectively.  Future minimum lease payments are as follows:

Year ending December 31,	Amount
2010	$ 396,000
2011	354,700
2012	22,100
$ 772,800

Employment Contract

In July 2006, the Company entered into an executive employment agreement with its President and Chief Executive Officer/Chairman (the “CEO”) of the Board (the “Employment Contract”).  This agreement expired in December 2009, and provides for an initial annual base salary of $120,000, which is to increase annually as determined by the Board of Directors in increments of at least 25% per year.  This agreement also provides for a cash bonus equal to 3% of net profits and a bonus payable in cash or stock equal to 3% of the total price of any merger of the Company with a third party or the acquisition of a majority of the Company’s shares in which the CEO is instrumental.  The agreement further provides for a bonus payable in cash or stock equal to 3% of the overall increase in the Company’s market capitalization for each fiscal year payable, and for 2007 and subsequent years, cannot exceed the Company’s cash requirement, as defined.  The agreement also includes severance payments (under certain conditions) of one and a half to three years salary as well as a non-compete provision for a period of six months following termination of the CEO’s employment.  Effective June 1, 2008, the Employment Contract was amended, in that the Employment Contract was extended through December 31, 2011, the CEO is to continue to serve as the current and acting Chairman, CEO, president of the Company, and the CEO is to continue to receive the benefits under the current Employment Contract and his base salary was increased to $46,875 per month.

ARTIFICIAL LIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Contingencies

From time to time, legal proceedings or disputes arise in the normal course of business.  The Company monitors and reviews these matters and maintains accruals where appropriate.

In September 2008, an action was brought against Artificial Life Europe GmbH in Germany in a contractual dispute, in which a claim of approximately $375,000 was made against the Company.  A court hearing was held in September 2009, before the State Court in Berlin. In February 2010, the Court ordered the Company to pay the plaintiff a settlement claim of approximately $350,000, and all court and attorney fees incurred by the plaintiff.  The settlement amount and the estimated court and attorney fees have been accrued as of December 31, 2009.  The Company filed an appeal with the State Court in Berlin in March 2010, and no payment will be made until a final judgment is issued by the Court. Management believes the Company has adequately reserved for litigation and that the ultimate outcome of pending appeal will not have a material adverse impact on the Company’s consolidated financial position or results of operations taken as a whole.

11.

Fair value measurements:

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

At December 31, 2009 and 2008, the Company has no financial assets or liabilities subject to recurring fair value measurements.

The Company's financial instruments include cash, trade and installment receivables, accounts payable, and notes payable. Management estimates that the carrying amounts of the non-related party financial instruments approximate their fair values due to their short-term nature. The fair value of the related party notes payable is not practicable to estimate due to the related party nature of the underlying transactions.

ARTIFICIAL LIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

12.

Subsequent Events:

In January 2010, the Company completed a private placement offering with one institutional and one individual accredited investor for 471,134 shares of common stock and warrants to purchase an additional 145,516 shares of common stock. The shares of common stock and warrants were sold for an aggregate purchase price of $608,598. The warrants have a two to three-year term with exercise prices ranging from $1.30 to $1.80 and are immediately exercisable.

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1

Amended and Restated Certificate of Incorporation filed with the Delaware Secretary of State on December 22, 1998 (Incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on November 4, 1998)

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation filed with the Secretary of State of Delaware on September 28, 2006 (Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 14, 2006)

3.2	Restated Bylaws (Incorporated by reference to Exhibit 3.4 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on November 4, 1998)
10.1*

Employment Agreement, dated July 1, 2006, between the Registrant and Eberhard Schoneburg (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB filed on November 14, 2006)

10.2*	Amended and Restated 1998 Equity Incentive Plan (Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed on August 21, 2006)
10.3*

Amendment to Employment Agreement, dated March 29, 2007, between the Registrant and Eberhard Schoneburg (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-KSB filed on April 2, 2007)

10.4*

Amendment to Employment Agreement, dated June 1, 2008 between the Registrant and Eberhard Schoneburg (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed on February 10, 2009)

10.5*

Security Agreement, dated August 10, 2009, between the Registrant and Eberhard Schoneberg (Incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2009)

10.6**	Hong Kong Tenancy Agreement I, dated October 30, 2009
10.7**	Hong Kong Tenancy Agreement II, dated October 30, 2009
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-KSB filed on April 2, 2007)
21.1**	List of Subsidiaries
23.1**	Consent of GHP Horwath, P.C.
31.1**	Certification of Principal Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350.

*

Denotes management contract or compensatory plan, contract, or arrangement.

**

Filed herewith.