Form 10-Q
period 2010-03-31
ARTIFICIAL LIFE INC
filed 2010-05-14
CIK 1070361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2010

or

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

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

          As of April 30, 2010, the Registrant had 60,590,489 shares of common stock, $.01 par value per share, outstanding.

ARTIFICIAL LIFE, INC.

INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE
QUARTERLY PERIOD ENDED MARCH 31, 2010

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ARTIFICIAL LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2010	December 31, 2009

	USD	USD
ASSETS
Current assets:
Cash	$921,903	$2,356,336
Trade accounts receivables, net of discount interest of $208,218	10,933,164	9,498,896
Trade installment receivables, net of discount interest of $139,743	6,741,534	8,473,270
Prepaid expenses and other	756,386	473,166
Deferred tax asset	1,100,107	1,000,000

Total current assets	20,453,094	21,801,668

Fixed assets, net of accumulated depreciation of $2,144,900 and $1,932,684, respectively	1,376,650	1,575,531

License rights, net of accumulated amortization of $7,713,471 and $6,317,060, respectively	31,262,452	26,421,105
Prepaid expenses, deposits and other assets	1,578,695	1,325,702
Deferred tax asset	909,770	710,000

	33,750,917	28,456,807

TOTAL ASSETS	$55,580,661	$51,834,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,103,816	$2,297,854
Accrued expenses and other	463,417	737,128
Income tax payable	605,028	17,394
Note payable – officer/stockholder	1,755,611	1,606,328
Note payable – stockholder	—	666,667

Total liabilities (all current)	4,927,872	5,325,371

Stockholders’ Equity
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 130,000,000 shares authorized, 57,882,337 shares issued and outstanding as of March 31, 2010 and 57,411,203 shares issued and outstanding as of December 31, 2009	578,823	574,111
Additional paid-in capital	63,610,670	63,006,782
Notes receivable from stockholders	(19,577)	(19,577)
Accumulated deficit	(13,468,628)	(17,117,425)
Accumulated other comprehensive (loss) income	(48,499)	64,744

Total stockholders’ equity	50,652,789	46,508,635

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,580,661	$51,834,006

See accompanying notes to unaudited condensed consolidated financial statements.

ARTIFICIAL LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three-Month Periods Ended March 31,

	2010	2009

	USD	USD
Revenues:
Software license agreements	$8,179,546	$7,052,373
Application services and other	4,629	10,827

	8,184,175	7,063,200

Cost of revenues:
Cost of software license agreements	1,429,638	721,770
Others	60,141	19,642

	1,489,779	741,412

Gross profit	6,694,396	6,321,788

Operating expenses:
General and administrative	702,135	1,651,891
Research and development	586,039	777,806
Sales and marketing	496,299	447,510
Depreciation and amortization	221,604	57,912

Total operating expenses	2,006,077	2,935,119

Income from operations	4,688,319	3,386,669

Other income (expenses):
Interest income and other income	32	20
Interest expense	(20,370)	(30,252)
Foreign currency transaction loss	(715,427)	(129,206)

	(735,765)	(159,438)

Income before income tax	3,952,554	3,227,231
Income tax expense	(303,757)	(515,000)

Net income	3,648,797	2,712,231
Foreign currency translation adjustment	(113,243)	(92,678)

Comprehensive income	$3,535,554	$2,619,553

Net income per share:
Basic	$0.06	$0.06

Diluted	$0.06	$0.06

Weighted average shares outstanding:
Basic	57,752,470	47,724,132

Diluted	60,022,934	48,044,509

See accompanying notes to unaudited condensed consolidated financial statements.

ARTIFICIAL LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional paid-in capital	Notes receivable from stockholders	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
		USD	USD	USD	USD	USD	USD

Balances at January 1, 2010	57,411,203	$574,111	$63,006,782	$(19,577)	$(17,117,425)	$64,744	$46,508,635
Issuance of common stock and warrants in private placements	471,134	4,712	603,888	—	—	—	608,600

Net income	—	—	—	—	3,648,797	—	3,648,797

Other comprehensive loss – foreign currency translation adjustment	—	—	—	—	—	(113,243)	(113,243)
Balances at March 31, 2010	57,882,337	$578,823	$63,610,670	$(19,577)	$(13,468,628)	$(48,499)	$50,652,789

See accompanying notes to unaudited condensed consolidated financial statements.

ARTIFICIAL LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three-Month Periods Ended March 31,

	2010	2009

	USD	USD
Cash flows from operating activities:
Net income	$3,648,797	$2,712,231
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,651,242	779,683
Loss on disposal of fixed assets	521	—
Deferred income tax (benefit) expense	(299,877)	500,000
Bad and doubtful debt expense	—	1,095,212
Foreign currency exchange loss	715,427	129,206
Interest expense accrued on advances from officer / stockholder	18,964	4,038
Salary / bonus accrued to officer / stockholder	55,664	23,052
Changes in operating assets and liabilities:
Increase in trade accounts and installment receivables	(4,767,679)	(3,836,206)
Decrease in prepaid expenses, deposits and other assets	145,134	50,533
Decrease in accounts payable	(1,343,964)	(2,416,151)
Decrease in accrued expenses and other	(267,459)	(67,874)
Increase in income tax payable	587,634	15,000

Net cash provided by (used in) operating activities	144,404	(1,011,276)

Cash flows from investing activities:
Purchase of fixed assets	(27,434)	(14,105)
Purchase of license rights	(1,463,000)	—

Net cash used in investing activities	(1,490,434)	(14,105)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	608,600	—
Advances under note payable to officer/stockholder	1,093,667	—
Repayment of note payable to officer/stockholder	(1,019,012)	(151,676)
Repayment of note payable to stockholder	(666,667)	—

Net cash provided by (used in) financing activities	16,588	(151,676)

Net decrease in cash	(1,329,442)	(1,177,057)
Cash at beginning of period	2,356,336	1,430,578
Effect of exchange rate changes on cash	(104,991)	(133,044)

Cash at end of period	$921,903	$120,477

Supplemental cash flow disclosure:
Cash paid for interest	$70,044	$103,051

Cash paid for income taxes	$16,000	$—

Supplemental disclosure of non-cash investing and financing activities:
Purchase of software hosting service in satisfaction for trade accounts receivable	$690,000	$—

Purchase license rights through offsetting arrangement	$3,360,000	$2,541,800

See accompanying notes to unaudited condensed consolidated financial statements.

ARTIFICIAL LIFE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements of Artificial Life, Inc. (the “Company”) and its subsidiaries (“the Group”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for a complete financial statement presentation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as follows:

Artificial Life Asia Limited, located in Hong Kong; develops products and supports Artificial Life in its customer service and game development.

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

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

          Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010. Amounts at December 31, 2009 are derived from the Company’s audited consolidated financial statements. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company’s annual Report on Form 10-K for the year ended December 31, 2009.

          The financial information included in this report has been prepared in conformity with the accounting policies reflected in the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which has been filed with the Securities and Exchange Commission.

Recently issued and adopted accounting standards

          In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2010-06 to improve disclosures regarding fair value measurements. This update requires entities to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances, and settlements (i.e., on a gross basis rather than on a net basis), in the roll forward of activity in Level 3 fair value measurements. The update requires (i) fair value disclosures for each class of assets and liabilities rather than by major category or line item in the statement of financial position and (ii) disclosure about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for assets and liabilities in both Level 2 and Level 3. ASU 2010-06 will be effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the gross presentation of activity in the Level 3 roll forward, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect the adoption of this statement to have an impact on its consolidated financial statements.

          In October 2009, the FASB issued ASU 2009-13, which amends ASC 605, “Revenue Recognition”, to require companies to allocate the overall consideration in multiple-element arrangements to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and early adoption will be permitted. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

          In October 2009, the FASB issued ASU 2009-14, which amends ASC 985-605, “Software-Revenue Recognition”, to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and early adoption will be permitted. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

2. STOCK BASED COMPENSATION

          At January 1, 2010, all outstanding options and warrants issued to employees were fully vested and exercisable. There were no stock options granted during the three-month periods ended March 31, 2010 or 2009.

          At March 31, 2010, the Company had outstanding options to purchase 4,165,000 shares of common stock under its stock option plan, issued to employees as follows:

Weighted average exercise price	$0.93
Aggregate intrinsic value	$1,032,900
Weighted average remaining contractual term	2.59 years

          At March 31, 2010, the Company had outstanding warrants to purchase 1,400,000 shares of common stock issued to employees as follows:

Weighted average exercise price	$0.89
Aggregate intrinsic value	$385,000
Weighted average remaining contractual term	2.68 years

3. CUSTOMER CONCENTRATION

          Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts and installment receivables. The Company extends credit to its customers in the normal course of business and generally does not require collateral. Due to the global financial crisis and general market conditions, in 2009 and 2010, the Company granted or extended payment terms (up to 180 days) to certain customers. The Company assesses the probability of collection from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history and its current creditworthiness. If in management’s judgment collection is not reasonably assured, the Company does not record revenue until the uncertainty is removed.

          Management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of trade receivables and makes the best estimate of the amount of credit losses in existing trade receivables. In the analysis, management primarily considers the age of the customer’s receivable and also considers the creditworthiness of the customer, the economic conditions of the customer’s industry, general economic conditions and trends, and the Company’s business relationship and history with its customers, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts. If judgments regarding the collectability of receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability. Since the Company’s trade receivable are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the Company’s financial statements. At March 31, 2010 and December 31, 2009, there was no allowance for doubtful accounts.

          Due to the extended payment terms granted to certain customers, payments from customers may be collected over an extended period of time. The related receivables have been discounted using a 3.25% discount rate to reflect the present value of the future collection of payments, which is to be amortized using the effective interest method over the period in which payments are made and the balance is outstanding. The unamortized discount on these receivables is approximately $208,000 at March 31, 2010 and $208,000 at December 31, 2009.

          The Company has one customer with whom it has a long-standing business relationship, and to whom it has been selling software since 2007. At December 31, 2009, the Company entered into an installment receivable agreement with this customer, which is due in various installments through December 31, 2010. This receivable has been discounted using a 3.25% discount rate to reflect the interest component of the transaction, which is to be amortized using the effective interest method over the period in which payments are made and the balance is outstanding. The unamortized discount on this receivable is approximately $140,000 at March 31, 2010 and $140,000 at December 31, 2009.

          At March 31, 2010 and December 31, 2009, the Company had 92 telecom carriers, resellers, distributors and general corporate customers, compared to 80 customers at March 31, 2009. For the three-month period ended March 31, 2010, the Company had two customers that represented approximately 66% and 33% of the Company’s revenues, of which one of the customers is also the Company’s major licensing vendor. For the three-month period ended March 31, 2009, the Company had two customers that represented approximately 62% and 36% of the Company’s revenues.

          At March 31, 2010, trade receivables were due from 53 customers. Of these, four customers accounted for approximately 38%, 20%, 15% and 11% of total trade receivables, respectively. At March 31, 2010, the average age of trade receivables from all customers was 150 days as compared to 128 days at December 31, 2009. The average age of receivables from the Company’s six largest customers (which accounted for over 99% of total trade receivables) was 109 days at March 31, 2010 as compared to 108 days at December 31, 2009.

           During December 2009, the Company commenced discussions with one of the Company’s key licensors with a view to acquiring certain license rights. This purchase was eventually concluded on March 26, 2010, at a resulting cost to the Company of Euro 2,500,000 (USD 3,500,000). Consequently, the Company recorded the purchase of these license rights during the period ended March 31, 2010.

           The Company also entered into discussions to sell certain license rights of a newly developed technology of the Company to that same party. The sale of such rights was concluded on March 29, 2010. The Company recognized revenue of Euro 4,000,000 (USD 5,376,000) in relation to this sale during the period ended March 31, 2010.

           Management has concluded that both the above transactions were conducted on an arm’s length basis in the normal course of business and that the considerations for the purchase and sale of the respective license rights reflected their respective fair market value.

           In view of the fact that the above transactions involved the same third party, the Company entered into an offsetting agreement with such party whereby the total consideration for the sale of certain license rights for Euro 4,000,000 (USD 5,376,000) was partially offset against the amount payable by the Company related to the acquisition of license rights of Euro 2,500,000 (USD 3,500,000). Management of the Company considered it appropriate and advantageous for the Company to minimize cash expenditures and credit risk exposure and thereby entered into such offsetting arrangement.

4. UNCOLLECTED DEFERRED REVENUE

          Because of the Company’s revenue recognition policies, there are circumstances for which the Company is unable to recognize revenue relating to certain sales transactions that have been billed, but the related receivable has not been collected. While the receivable represents a legally enforceable obligation of the customer, for balance sheet presentation purposes, deferred revenue has been offset with the related receivable, and no amounts appear in the consolidated balance sheets for such transactions. The aggregate amount of unrecognized accounts receivable and deferred revenue was approximately $4.8 million at March 31, 2010 and December 31, 2009.

5. FIXED ASSETS

          Fixed assets are stated at cost less depreciation and if applicable, impairment.

6. LICENSE RIGHTS

License rights consist of the following at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

	USD	USD
License rights	$ 38,975,923	$ 32,738,165
Less accumulated amortization	(7,713,471)	(6,317,060)

	$ 31,262,452	$ 26,421,105

          Amortization expenses for the three-month periods ended March 31, 2010 and 2009 were approximately $1,430,000 and $722,000, respectively.

          Beginning in 2007 and continuing through 2010, the Company acquired from several vendors certain license rights for the reselling, sublicensing and localization and marketing of certain technologies in specified geographic regions throughout the world. In January 2010, the Company entered into a new license rights agreement with some vendors to combine all previous licenses into one unified worldwide license. This new license expires on December 31, 2014.

7. NET INCOME PER SHARE

          Basic net income per share is calculated based on the weighted average number of common shares outstanding for the three-month periods ended March 31, 2010 and 2009. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period and the weighted average dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants; common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

          The following table sets forth the computation of dilutive common shares for the three-month periods ended March 31, 2010 and 2009.

	2010	2009

Weighted average shares outstanding - basic	57,752,470	47,724,132
Dilutive securities:
Stock options	1,369,626	245,108
Warrants	900,838	75,269

Shares used in dilutive net income per share calculation	60,022,934	48,044,509

8. INCOME TAXES

          The difference between the expected and actual income tax expenses recorded for the three-month periods ended March 31, 2010 and 2009 is primarily due to changes in the valuation allowance on deferred tax assets in respect of the expected utilization of available tax loss carryforwards.

          At March 31, 2010, the Group’s deferred tax asset, of which valuation allowance has been fully provided for, primarily consists of tax loss carryforwards. The recognition of the net deferred tax asset at March 31, 2010 is based on the Company’s analysis of past, current and projected financial results of the Group’s operations. Based on the analysis, management concluded that the net deferred tax asset represents the amount that is more likely than not of being realized. If future taxable income is less than the amount that has been assumed in determining the deferred tax asset at March 31, 2010, an increase in the valuation allowance may be required with a corresponding charge against income. If future taxable income exceeds the level that has been assumed in calculating the deferred tax asset (including taxable income in foreign jurisdictions), the valuation allowance could be reduced with a corresponding credit to income.

          For the three-month period ended March 31, 2010, the Company recorded an income tax expense of $303,757 (2009: $515,000).  The income tax expense includes a current income tax expense of $720,796 (2009: $515,000), based on the estimated annual effective income tax rate for the year ending December 31, 2010, and a deferred tax benefit of $417,039 (2009: nil) as a result of a change in judgment during the period about the realizability of the deferred tax assets of certain subsidiaries of the Company in future year.  The change in judgment was mainly due to the successful development and launching of new products during the period.

9. CONTINGENCIES

          From time to time, legal proceedings or disputes arise in the normal course of business. The Company monitors and reviews these matters and maintains accruals where appropriate.

          In September 2008, an action was brought against Artificial Life Europe GmbH in Germany in a contractual dispute, in which a claim of approximately $375,000 was made against the Company. A court hearing was held in September 2009 before the State Court in Berlin. In February 2010, the Court ordered the Company to pay the plaintiff a settlement of approximately $350,000 and all court and attorney fees incurred by the plaintiff. The settlement amount and the estimated court and attorney fees have been accrued as of March 31, 2010 and December 31, 2009. The Company filed an appeal with the State Court in Berlin in March 2010, and no payment will be made until a final judgment is issued by the Court. Management believes the Company has adequately reserved for litigation and that the ultimate outcome of the pending appeal will not have a material adverse impact on the Company’s consolidated financial position or results of operations taken as a whole.

10. NOTES PAYABLE

Related Party Note Payable:

         The Company has a revolving note payable to its chief executive officer for advances made by him to the Company, as well as accrued salary and bonus. The note bears interest at 5%, secured by the assets of the Company and repayable when sufficient funds are determined by the board of directors to be available.

Activity on the note payable during the three-month periods ended March 31, 2010 and 2009 is as follows:

	2010	2009

	USD	USD
Beginning balance, January 1	$1,606,328	$737,771
Advance	1,093,667	—
Repayments	(1,019,012)	(151,676)
Accrued salary/bonus	55,664	23,052
Accrued interest	18,964	4,038

Ending balance, March 31	$1,755,611	$613,185

Notes payable:

          Prior to January 1, 2008, the Company issued promissory notes to two non-related party stockholders for an aggregate principal amount of $1,000,000. These notes are unsecured, bear an annual interest rate of 10%, and matured on December 31, 2008. These notes are due on demand, and the holders may convert the notes and any unpaid interest accumulated thereon into shares of common stock at a conversion price of $2.50 per share. The Company determined that the notes did not have any beneficial conversion feature, as the conversion exercise price exceeded the market price of the Company’s common stock. In the fourth quarter of 2009, the Company paid one of the notes in full ($333,333). The remaining note with a balance of $666,667 was fully paid in January 2010.

11. FAIR VALUE MEASUREMENTS

          Accounting standards define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

          The fair value of trade accounts receivables, trade installment receivables, accounts payable and accrued expenses and other approximated the respective carrying amounts because of the short maturity of these instruments.  The nonfinancial assets and liabilities that are remeasured at fair value on a nonrecurring basis did not impact our financial position or results of operations; however, it could have an impact in future periods.  In addition, the Company may have additional disclosure requirements in the event we incur impairment of our assets in future periods.

12. SUBSEQUENT EVENTS

          On March 31, 2010, the Company agreed to a private placement offering with one institutional investor for 1,666,667 shares of common stock and warrants to purchase an additional 416,667 shares of common stock which was completed in April 2010. The aggregate purchase price for the shares of common stock and warrants was $2,000,000. The transaction closed and such amounts were collected in April 2010.

          In April 2010, the Company closed private placement offerings with one institutional and one individual accredited investor for 1,001,485 shares of common stock and warrants to purchase an additional 501,485 shares of common stock. The shares of common stock and warrants were sold for an aggregate purchase price of $1,250,980. The warrants have a two-year term with exercise prices ranging from $0.80 to $2, which are immediately exercisable in April 2010. As part of these offerings, one party received 40,000 common shares and warrants to purchase 20,000 shares of common stock in satisfaction of a $50,000 commission related to the offerings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          The following Management’s Discussion and Analysis is intended to help the reader understand our results of operations and financial condition and is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. Our actual future results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed in the section titled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009. Any forward-looking statement speaks only as of the date on which such statement is made and we do not intend to update any such forward-looking statements.

OVERVIEW

          During the course of 2009, Artificial Life, Inc. strengthened its position as a leading full service global mobile software provider by offering a wide variety of mobile products such as mobile games and entertainment, mobile TV, mobile advertisement, mobile distribution and aggregation, mobile business applications, and mobile productivity tools and technology. Those efforts continued during the first quarter of 2010.

          In January 2010, we changed our Hong Kong branch office to a representative office. Our Hong Kong operation will be supported by our wholly-owned subsidiary, Artificial Life Asia Limited, located in Hong Kong.

          In the first quarter of 2010, we focused our sales efforts on the sales of our new m-commerce platform, OPUS-MTM, and were very successful as over 90% of our revenues were related and derived from this product already in the first quarter of its commercial launch.

          We are a registered developer for Apple’s iPhone, iPod Touch and iPad platforms and develop games and applications for these platforms and we are a leading publisher of iPhone/iPod games. Since January 2010 through

May 2010, we have successfully developed and released the following three iPhone games:

          Red Bull Racing Challenge (with Red Bull Racing Team),
          Spartacus: Blood and Sand (with Starz Digital Media),
          Linkin Park 8-bit rebellion (with Linkin Park and Warner Bros. Records)

          Our iPhone games have been downloaded an aggregate of more than 11.6 million times since the launch of our first iphone game at the end of 2008. During the first quarter of 2010, our iPhone games were downloaded over 3.5 million times. In addition to the mobile game business for 2010, we will focus strongly on mobile business and lifestyle applications. OPUS-MTM, with its broad appeal, flexible module concept, innovative pricing, hosting support and comprehensive feature set is our key product to implement the new expanded business strategy.

          We are currently preparing and developing new mobile business and lifestyle products in the following fields:

•	Mobile health care and health monitoring for diabetes

•	Mobile security, digital watermarking and virtual reconstruction of objects

•	Augmented reality and mobile image recognition

•	Mobile green technology, environmental protection monitoring and control applications

          Significant events during the first quarter of 2010 include the following:

•	In January 2010, we launched the Red Bull Racing Challenge, the official game for the prominent Formula One team Red Bull Racing on the iPhone and iPod Touch platform.

•

In January 2010, we signed a partnership agreement with China Unicom, one of the largest telecom operators in China, to launch a wide selection of Java mobile games as an extension to their value-added services in collaboration with their subsidiary, China Unicom SK Telecom.

•

In January 2010, we launched the official mobile game for the Starz Entertainment TV series Spartacus: Blood and Sand with Starz Digital Media. This is the second iPhone game collaboration between Starz Digital Media and Artificial Life to develop official mobile games.

•

In January 2010, we announced our new OPUS-MTM product, one of the most comprehensive m-commerce platforms to be released into the mobile market. OPUS-MTM is a modular, carrier-grade m-commerce platform for business customers, content providers, and end-consumers. OPUS-MTM was released in the first quarter of 2010.

•

In March 2010, we announced our admittance to the Entry Standard market segment of the Frankfurt Stock Exchange. Our current trading on the OTCBB in the United States will not be affected by this change.

•

In March 2010, we and the two-time-Grammy-winning rock band Linkin Park announced the upcoming release of Linkin Park 8-bit rebellion, a groundbreaking game application for the iPhone, iPod Touch and iPad, featuring Linkin Park’s music. The game was released on April 26, 2010 and was an immediate success and reached #1 rankings for music and adventure games in many countries including the USA.

          In April 2010, our Audit Committee of the Board of Directors appointed KPMG, Certified Public Accountants, Hong Kong (“KPMG”) as our new independent registered public accounting firm, replacing GHP Horwath, P.C. The decision to change auditors was not the result of any disagreement with GHP Horwath, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

          During the three-month period ended March 31, 2010, we continued to market and expand the distribution of our products in Europe, Asia, and the United States by entering into various strategic relationships. Our products are now sold in over 100 countries through resellers and telecom partners and in over 70 countries through Apple’s App Store/iTunes distribution platform.

          In addition to marketing our current products, we continue to focus on developing new iPhone/iPod Touch, iPad, and Smart Phone products, such as real time 3D/3G games and massive multi-player mobile games. We are also in on-going talks with global media and major global brands to license additional appealing content and intellectual property.

          As of March 31, 2010, we had total assets of $55,580,661 and total liabilities of $4,927,872. As of March 31, 2010, current assets were $20,453,094 as compared to $21,801,668 at December 31, 2009, and current liabilities were $4,927,872 as compared to $5,325,371 at December 31, 2009.

          As of March 31, 2010, we, together with our subsidiaries, had 60 full-time employed staff. We also hire temporary staff, external consultants and interns to support our operations.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED MARCH 31, 2010 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2009

          REVENUES: Revenues for the quarter ended March 31, 2010 were $8,184,175 as compared to $7,063,200 for the quarter ended March 31, 2009. The increase of revenues of $1,120,975 or 16% was mainly due to global license deals for the sale of our m-commerce platform, OPUS-M™.

          COST OF REVENUES: Cost of revenues mainly consist of amortization of intangible assets. Cost of revenues for the quarter ended March 31, 2010 was $1,489,779 as compared to $741,412 for the quarter ended March 31, 2009. The increase of $748,367 or 101% was primarily due to the increased amortization of license rights.

          GROSS MARGIN: Gross margin for the quarter ended March 31, 2010 was $6,694,396 as compared to $6,321,788 for the quarter ended March 31, 2009. The increase of $372,608 or 6% was mainly due to global license deals for the sale of our m-commerce platform, OPUS-M™, offset by the decreased product license revenue generated from mobile games and amortization of license rights acquired.

          GENERAL AND ADMINISTRATIVE: General and administrative expenses consisted of salary for administrative personnel, rent, professional fees, and costs associated with employee benefits, supplies, communications, travel, and provision for doubtful accounts. General and administrative expenses for the quarter ended March 31, 2010 were $702,135 as compared to $1,651,891 for the quarter ended March 31, 2009. The decrease of $949,756 or 57% was mainly due to significant decrease in bad debt expense of approximately $1,095,000, offset by the increase in professional fees.

          SALES AND MARKETING: Sales and marketing expenses consisted of salary expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expense, traveling and public relations activities. Sales and marketing expenses for the quarter ended March 31, 2010 were $496,299 as compared to $447,510 for the quarter ended March 31, 2009. The increase of $48,789 or 11% was primarily due to increase in staff and consulting expenses.

          RESEARCH & DEVELOPMENT: Research and development expenses consisted of salary, training, consulting, subcontracting and other expenses incurred to develop and fulfill the design specifications and productions of the products and services from which we derive our revenues. Research and development expenses for the quarter ended March 31, 2010 were $586,039 as compared to $777,806 for the quarter ended March 31, 2009. The decrease of $191,767 or 25% was primarily due to decrease in staff and consulting expenses, offset by increase in data hosting and web service and travel expenses .

          OTHER EXPENSE/INCOME: Other (expense)/income for the quarter ended March 31, 2010 was ($735,765) as compared to ($159,438) for the quarter ended March 31, 2009. Net expense of $735,765 was primarily due to foreign currency transaction losses of approximately $715,000 in this quarter comparing to approximately $129,000 in the first quarter of 2009.

          INCOME FROM OPERATIONS AND NET INCOME: Income from operations for the quarter ended March 31, 2010 was $4,688,319 as compared to income from operations of $3,386,669 for the quarter ended March 31, 2009. The income from operations is primarily due to revenue of $8,184,175 generated from global license deals for the sale of our m-commerce platform, OPUS-M™, offset by cost of revenue of $1,489,779 and operational cost of $2,006,077. Net income for the quarter ended March 31, 2010 was $3,648,797 as compared to net income of $2,712,231 for the quarter ended March 31, 2009. The basic and diluted net income per share for the first quarter of 2010 was $0.06, as compared to $0.06 for the quarter ended March 31, 2009.

          The difference between the expected and actual income tax expenses recorded for the three-month periods ended March 31, 2010 and 2009 is primarily due to changes in the valuation allowance on deferred tax assets in respect of the expected utilization of available tax loss carryforwards.

          At March 31, 2010, the Group’s deferred tax asset, of which valuation allowance has been fully provided for, primarily consists of tax loss carryforwards. The recognition of the net deferred tax asset at March 31, 2010 is based on the Company’s analysis of past, current and projected financial results of the Group’s operations. Based on the analysis, management concluded that the net deferred tax asset represents the amount that is more likely than not of being realized. If future taxable income is less than the amount that has been assumed in determining the deferred tax asset at March 31, 2010, an increase in the valuation allowance may be required with a corresponding charge against income. If future taxable in/come exceeds the level that has been assumed in calculating the deferred tax asset (including taxable income in foreign jurisdictions), the valuation allowance could be reduced with a corresponding credit to income.

          For the three-month period ended March 31, 2010, the Company recorded an income tax expense of $303,757 (2009: $515,000).  The income tax expense includes a current income tax expense of $720,796 (2009: $515,000), based on the estimated annual effective income tax rate for the year ending December 31, 2010, and a deferred tax benefit of $417,039 (2009: nil) as a result of a change in judgment during the period about the realizability of the deferred tax assets of certain subsidiaries of the Company in future year.  The change in judgment was mainly due to the successful development and launching of new products during the period.

LIQUIDITY AND CAPITAL RESOURCES

          Cash Flow Summary

          Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows for the three-month periods ended March 31, 2010 and 2009, are summarized as follows:

	2010	2009

Cash (used in) provided by:	USD	USD
Operating activities	$144,404	$(1,011,276)
Investing activities	(1,490,434)	(14,105)
Financing activities	16,588	(151,676)
Effect of exchange rate changes on cash	(104,991)	(133,044)

Net decrease in cash, considering effect of exchange rate changes on cash	$(1,434,433)	$(1,310,101)

          Net cash provided by operating activities was $144,404 for the three-month period ended March 31, 2010, which was an increase of $1,155,680 compared to the three-month period ended March 31, 2009. This increase in cash provided was due primarily to the increase in net income, non-cash depreciation and amortization, offset by the decrease in accounts receivable balance and bad and doubtful debt expense.

          Net cash used in investing activities was $1,490,434 for the three-month period ended March 31, 2010, which was an increase of $1,476,329 compared to the three-month period ended March 31, 2009. This increase was primarily due to increased cash expenditures for purchase of license rights and fixed assets.

          Net cash provided by financing activities was $16,588 for the three-month period ended March 31, 2010, which was an increase of $168,264 compared to the three-month period ended March 31, 2009. This increase was primarily due to private placements that raised cash proceeds of $608,600, and net advances from our chief executive officer of $74,655, offset by the repayment of note payable of $666,667 during the three-month period ended March 31, 2010.

          As of March 31, 2010, we had a working capital surplus of $15,525,222 and stockholders’ equity of $50,652,789.

          We have borrowed funds from time to time in the past from our chief executive officer, Eberhard Schoneburg. As of March 31, 2010, we owed our chief executive officer an aggregate amount of $1,755,611, as compared to $1,606,328 at December 31, 2009. During the three-month period ended March 31, 2010, our chief executive officer advanced an additional $1,149,331, including deferred salary of $55,664, to the Company. The advanced funds bear interest at a rate of 5% per year and are secured by the assets of the Company.

          The Company continued to generate income in the first quarter of 2010, and we expect that cash flows generated from 2010 operations and additional financing through various sources will be sufficient to fund the Company’s operations, working capital, and commitment needs for the next twelve months.

          Economic conditions in the United States and in foreign markets in which we operate could substantially affect our sales and profitability and our cash position and collection of accounts receivable. Economic activity in the United States and throughout much of the world has undergone a sudden, sharp economic downturn in 2008 and 2009 following the housing downturn and subprime lending collapse in the United States and globally. Global credit and capital markets have experienced unprecedented volatility and disruption. Business credit and liquidity have tightened in much of the world. Some of our suppliers and customers may face credit issues and could experience cash flow problems and other financial hardships. These factors have had an impact on the timeliness of receivable collections from our customers. The Company cannot predict at this point in time how this situation will develop and whether trade receivable may need to be allowed or for written off in the coming quarters.

          Changes in governmental banking, monetary, and fiscal policies to restore liquidity and increase credit availability may not be effective in alleviating the global economic declines. It is difficult to determine the breadth and duration of the economic and financial market problems and the many ways in which they may affect our suppliers, customers and our business in general. Continuation or further worsening of these difficult financial and macroeconomic conditions could have a significant adverse effect on our sales, collectability of our trade receivables, profitability and results of operations.

          Since the Company’s trade receivables are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the Company’s financial statements. During December 2009, the Company commenced discussions with one of the Company’s key licensors with a view to acquiring certain license rights. This purchase was eventually concluded on March 26, 2010, at a resulting cost to the Company of Euro 2,500,000 (USD 3,500,000). Consequently, the Company recorded the purchase of these license rights during the period ended March 31, 2010.

           The Company also entered into discussions to sell certain license rights of a newly developed technology of the Company to that same party. The sale of such rights was concluded on March 29, 2010. The Company recognized revenue of Euro 4,000,000 (USD 5,376,000) in relation to this sale during the period ended March 31, 2010.

           Management has concluded that both the above transactions were conducted on an arm’s length basis in the normal course of business and that the considerations for the purchase and sale of the respective license rights reflected their respective fair market value.

           In view of the fact that the above transactions involved the same third party, the Company entered into an offsetting agreement with such party whereby the total consideration for the sale of certain license rights for Euro 4,000,000 (USD 5,376,000) was partially offset against the amount payable by the Company related to the acquisition of license rights of Euro 2,500,000 (USD 3,500,000). Management of the Company considered it appropriate and advantageous for the Company to minimize cash expenditures and credit risk exposure and thereby entered into such offsetting arrangement.

Recently Issued and Adopted Accounting Pronouncements

          In January 2010, the FASB issued ASU 2010-06 to improve disclosures regarding fair value measurements. This update requires entities to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances, and settlements (i.e., on a gross basis rather than on a net basis), in the roll forward of activity in Level 3 fair value measurements. The update requires (i) fair value disclosures for each class of assets and liabilities rather than by major category or line item in the statement of financial position and (ii) disclosure about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for assets and liabilities in both Level 2 and Level 3. ASU 2010-06 will be effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about the gross presentation of activity in the Level 3 roll forward, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect the adoption of this statement to have an impact on its consolidated financial statements.

          In October 2009, the FASB issued ASU 2009-13, which amends ASC 605, “Revenue Recognition”, to require companies to allocate the overall consideration in multiple-element arrangements to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. ASU 2009-13 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and early adoption will be permitted. The Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

          In October 2009, the FASB issued ASU 2009-14, which amends ASC 985-605, “Software-Revenue Recognition”, to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and early adoption will be permitted. The

Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

          At March 31, 2010, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          (a) Evaluation of Disclosure Controls. Our chief executive officer/chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, our chief executive officer/chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

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

          (b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting throughout 2010 as we implement our Sarbanes Oxley testing methodologies.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

          From time to time, legal proceedings or disputes arise in the normal course of business. The Company monitors and reviews these matters and maintains accruals where appropriate.

          In September 2008, an action was brought against Artificial Life Europe GmbH in Germany in a contractual dispute, in which a claim of approximately $375,000 was made against the Company. A court hearing was held in September 2009 before the State Court in Berlin. In February 2010, the Court ordered the Company to pay the plaintiff a settlement of approximately $350,000 and all court and attorney fees incurred by the plaintiff. The settlement amount and the estimated court and attorney fees have been accrued as of March 31, 2010 and December 31, 2009. The Company filed an appeal with the State Court in Berlin in March 2010, and no payment will be made until a final judgment is issued by the Court. Management believes the Company has adequately reserved for litigation and that the ultimate outcome of the pending appeal will not have a material adverse impact on the Company’s consolidated financial position or results of operations taken as a whole.

ITEM 1A - RISK FACTORS

          Not applicable.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          None. See Part I, “Note 12. Subsequent Events”.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

ITEM 4 - [REMOVED AND RESERVED]

ITEM 5 - OTHER INFORMATION

          Not applicable.

ITEM 6 - EXHIBITS

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTIFICIAL LIFE, INC.
Date: May 14, 2010

	By:	/s/ Eberhard Schoneburg

	Name:	Eberhard Schoneburg
	Title:	Chief Executive Officer and
Chief Financial Officer