Form 10-Q
period 2010-06-30
ARTIFICIAL LIFE INC
filed 2010-08-05
CIK 1070361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________

Commission file number 000-25075

ARTIFICIAL LIFE, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-3253298
(State of incorporation)	(I.R.S. Employer Identification No.)

26/F., 88 Hing Fat Street Causeway Bay, Hong Kong (Address of principal executive offices)

(+852) 3102-2800

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

As of July 31, 2010, the Registrant had 61,670,489 shares of common stock, $.01 par value per share, outstanding.

ARTIFICIAL LIFE, INC.

INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED JUNE 30, 2010

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ARTIFICIAL LIFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2010	December 31, 2009
	USD	USD
ASSETS
Current assets:
Cash	$1,791,015	$2,356,336
Pledged deposit	25,641	-
Trade accounts receivables, net of discount interest of $207,960 and $208,218, respectively	16,968,456	9,498,896
Trade installment receivables, net of discount interest of $26,319 and $139,743, respectively	4,243,341	8,473,270
Prepaid expenses and other	778,321	473,166
Deferred income taxes, net	837,714	1,000,000
Total current assets	24,644,488	21,801,668

Fixed assets, net of accumulated depreciation of $2,331,951 and $1,932,684, respectively	1,178,591	1,575,531

License rights, net of accumulated amortization of $9,501,157 and $6,317,060, respectively	36,428,869	26,421,105
Prepaid expenses, deposits and other assets	1,380,163	1,325,702
Deferred income taxes	1,170,331	710,000
	38,979,363	28,456,807

TOTAL ASSETS	$64,802,442	$51,834,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,736,656	$2,297,854
Accrued expenses and other	521,769	737,128
Income taxes payable	1,420,078	17,394
Note payable – officer/stockholder	1,745,701	1,606,328
Note payable – stockholder	-	666,667
Total liabilities (all current)	7,424,204	5,325,371

Stockholders’ Equity
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 130,000,000 shares authorized, 60,590,489 shares issued and outstanding as of June 30, 2010 and 57,411,203 shares issued and outstanding as of December 31, 2009	605,904	574,111
Additional paid-in capital	66,759,568	63,006,782
Notes receivable from stockholders	(19,577)	(19,577)
Accumulated deficit	(9,879,415)	(17,117,425)
Accumulated other comprehensive (loss) income	(88,242)	64,744
Total stockholders’ equity	57,378,238	46,508,635

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$64,802,442	$51,834,006
See accompanying notes to unaudited condensed consolidated financial statements.

ARTIFICIAL LIFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2010	2009	2010	2009
	USD	USD	USD	USD

Revenues:
Software license agreements	$9,032,238	$7,577,225	$17,211,784	$14,629,598
Application services and other	11,225	744	15,854	11,571
	9,043,463	7,577,969	17,227,638	14,641,169

Cost of revenues:
Cost of software license agreements	1,831,715	1,090,980	3,261,353	1,812,750
Others	91,826	6,627	151,967	26,269
	1,923,541	1,097,607	3,413,320	1,839,019
Gross profit	7,119,922	6,480,362	13,814,318	12,802,150

Operating expenses:
General and administrative	623,132	1,988,105	1,325,267	3,639,996
Research and development	656,222	842,437	1,242,261	1,620,243
Sales and marketing	399,038	472,515	895,337	920,025
Depreciation *	205,897	53,202	427,501	111,114
Total operating expenses	1,884,289	3,356,259	3,890,366	6,291,378

Income from operations	5,235,633	3,124,103	9,923,952	6,510,772

Other income (expenses):
Interest income and other income	5,388	109,483	5,420	109,503
Interest expense	(21,389)	(36,228)	(41,759)	(66,480)
Foreign currency transaction loss	(806,931)	(283,154)	(1,522,358)	(412,360)
	(822,932)	(209,899)	(1,558,697)	(369,337)

Income before income taxes	4,412,701	2,914,204	8,365,255	6,141,435
Income tax expense	(823,488)	(143,000)	(1,127,245)	(658,000)

Net income	3,589,213	2,771,204	7,238,010	5,483,435
Foreign currency translation adjustment	(39,743)	231,696	(152,986)	139,018

Comprehensive income	$3,549,470	$3,002,900	$7,085,024	$5,622,453

Net income per share:
Basic	$0.06	$0.06	$0.12	$0.11
Diluted	$0.06	$0.06	$0.12	$0.11

Weighted average shares outstanding:
Basic	60,235,405	48,397,539	59,000,796	48,062,696
Diluted	61,630,883	48,421,914	60,844,454	48,220,370

See accompanying notes to unaudited condensed consolidated financial statements.

*    Depreciation is separately shown for reading convenience. Total depreciation for the three-month period ended June 30, 2010 is comprised of $205,897 (2009: $53,202) relating to general and administrative expenses. Total depreciation for the six-month period ended June 30, 2010 is comprised of $427,501 (2009: $111,114) relating to general and administrative expenses.

ARTIFICIAL LIFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

Common Stock
	Shares	Amount	Additional paid-in capital	Notes receivable from stockholders	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
	USD	USD	USD	USD	USD	USD	USD
Balances at January 1, 2010	57,411,203	$ 574,111	$ 63,006,782	$ (19,577)	$(17,117,425)	$64,744	$46,508,635
Issuance of common stock and warrants in private placements, net	3,139,286	31,393	3,753,186	-	-	-	3,784,579

Issuance of common stock and warrants in connection with private placements commission	40,000	400	(400)	-	-	-	-

Net income	-	-	-	-	7,238,010	-	7,238,010

Other comprehensive loss – foreign currency translation adjustment	-	-	-	-	-	(152,986)	(152,986)
Balances at June 30, 2010	60,590,489	$ 605,904	$ 66,759,568	$ (19,577)	$(9,879,415)	$(88,242)	$57,378,238

ARTIFICIAL LIFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six-Month Periods Ended June 30,
	2010	2009
	USD	USD
Cash flows from operating activities:
Net income	$7,238,010	$5,483,435
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,688,855	1,935,938
Loss on disposal of fixed assets	571	-
Deferred income tax (benefit) expense	(298,045)	500,000
Bad and doubtful debt expense	3,713	2,623,162
Realized gain on settlement of short-term investment	(12,847)	-
Foreign currency exchange loss	1,522,358	412,360
Interest expense accrued on advances from officer / stockholder	20,999	14,285
Salary / bonus accrued to officer / stockholder	55,664	175,395
Changes in operating assets and liabilities:
Increase in trade accounts and installment receivables	(9,462,183)	(13,981,178)
Decrease (increase) in prepaid expenses, deposits and other assets	313,163	(226,174)
Increase in accounts payable	15,847	1,457,222
(Decrease) increase in accrued expenses and other	(202,728)	116,569
Increase in income taxes payable	1,402,684	158,000
Increase in pledged deposit	(25,641)	-
Net cash provided by (used in) operating activities	4,260,420	(1,330,986)

Cash flows from investing activities:
Purchase of fixed assets	(40,131)	(45,879)
Purchase of license rights	(7,825,156)	(254,180)
Purchase of short-term investment	(603,750)	-
Proceeds from sale of short-term investment	616,597	-
Net cash used in investing activities	(7,852,440)	(300,059)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	3,784,579	1,905,200
Advances under note payable to officer/stockholder	1,093,667	202,257
Repayment of note payable to officer/stockholder	(1,030,957)	(191,004)
Repayment of note payable to stockholder	(666,667)	-
Net cash provided by financing activities	3,180,622	1,916,453

Net (decrease) increase in cash	(411,398)	285,408
Cash at beginning of period	2,356,336	1,430,578
Effect of exchange rate changes on cash	(153,923)	(276,893)
Cash at end of period	$1,791,015	$1,439,093

Supplemental cash flow disclosure:
Cash paid for interest	$90,371	$108,574
Cash paid for income taxes	$23,557	$-

Supplemental disclosure of non-cash investing and financing activities:
Purchase of software hosting service in satisfaction for trade accounts receivable	$690,000	$-
Purchase of license rights through offsetting arrangement	$3,360,000	$6,443,500
Issuance of common stock and warrants in satisfaction of accounts payable	$-	$66,000
Issuance of common stock and warrants in satisfaction of commissions	$50,000	$-

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

Artificial Life America, Inc., Artificial Life Ventures, Inc., Artificial Life USA, Inc., and Artificial Life Mobile Computing, Inc.; all non-operating, inactive subsidiaries in 2010, 2009 and 2008.

Green Cortex, Inc., located in Hong Kong; formed in May 2010 to develop mobile business applications and sustainability products and to venture into the green IT business.

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

Operating results for the three-month and six-month period ended June 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010. Amounts at December 31, 2009 are derived from the Company’s audited consolidated financial statements. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The accompanying unaudited condensed consolidated financial statements include all adjustments, comprised of normal recurring adjustments and accruals, considered necessary by management to fairly state the Company’s results of operations, financial position and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, which has been filed with the Securities and Exchange Commission.

Reclassifications:

Certain reclassifications of prior period amounts have been made to conform to the current period presentation. Beginning from the second quarter of 2010, the Company reports bad debt expense as a component of general and administrative expenses in the unaudited condensed consolidated statements of income and comprehensive income. Prior to the second quarter of 2010, the bad debt expense was partially included as a component of sales and marketing expenses.

Recently issued and adopted accounting standards

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2010-17, which amends ASC 605, “Revenue Recognition”. ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measure when those payments are related to uncertain future events limited to transactions involving research and development. Entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measure during the period in which the milestones are achieved, provided certain criteria are met. ASU 2010-17 is effective for interim and annual periods beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect the adoption of ASU 2010-17 to have a material impact on its consolidated financial statements.

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

2.	PLEDGED DEPOSIT

At June 30, 2010, the Company maintained an interest-bearing pledged deposit of $25,641 (2009: nil), required under an agreement with a bank to assure future corporate card credit availability. The deposit is restricted for use and the agreement is renewed automatically on a month-to-month basis.

3.	EMPLOYEE STOCK BASED COMPENSATION

At January 1, 2010, all outstanding options and warrants issued to employees were fully vested and exercisable. There were no stock options granted during the six-month periods ended June 30, 2010 or 2009.

At June 30, 2010, the Company had outstanding options to purchase 4,065,000 shares of common stock under its stock option plan, issued to employees as follows:

Weighted average exercise price	$0.91
Aggregate intrinsic value	$74,700
Weighted average remaining contractual term	2.40 years

At June 30, 2010, the Company had outstanding warrants to purchase 1,400,000 shares of common stock issued to employees as follows:

Weighted average exercise price	$0.89
Aggregate intrinsic value	$35,000
Weighted average remaining contractual term	2.43 years

In July 2010, the Company granted options to an employee to purchase 300,000 shares of common stock under the Company’s Amended and Restated 1998 Equity Incentive Plan at an exercise price of $0.90 per share. These options have a three-year term and vest annually in equal installments over the term.

In July 2010, the Company granted warrants to an employee to purchase 300,000 shares of common stock. The warrants have a three-year term with exercise price at $1 and are immediately exercisable.

4.	CUSTOMER CONCENTRATION

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

Management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of trade receivables and makes the best estimate of the amount of credit losses in existing trade receivables. In the analysis, management primarily considers the age of the customer’s receivable and also considers the creditworthiness of the customer, the economic conditions of the customer’s industry, general economic conditions and trends, and the Company’s business relationship and history with its customers, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts. If judgments regarding the collectability of receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability. The Company’s trade receivable are often concentrated in a relatively few number of customers, and a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the Company’s financial statements. At June 30, 2010 and December 31, 2009, there was no allowance for doubtful accounts.

Due to the extended payment terms granted to certain customers, payments from customers may be collected over an extended period of time. The related receivables have been discounted using a 3.25% discount rate to reflect the present value of the future collection of payments, which is to be amortized using the effective interest method over the period in which payments are made and the balance is outstanding. The unamortized discount on these receivables is approximately $208,000 at June 30, 2010 and $208,000 at December 31, 2009.

In addition to the extended payment terms granted to certain customers mentioned above, the Company has one customer with whom it has a long-standing business relationship, and to whom it has been selling software since 2007. At December 31, 2009, the Company entered into an installment receivable agreement with this customer, which is due in various installments through December 31, 2010. This receivable has been discounted using a 3.25% discount rate to reflect the interest component of the transaction, which is to be amortized using the effective interest method over the period in which payments are made and the balance is outstanding. The discount rate is reset periodically, if necessary, considering prevailing interest rates. The unamortized discount on this receivable is approximately $26,000 at June 30, 2010 and $140,000 at December 31, 2009.

At June 30, 2010, the Company had 91 telecom carriers, resellers, distributors and general corporate customers, compared to 95 at June 30, 2009. For the three-month period ended June 30, 2010, the Company had three customers that represented approximately 44%, 31% and 22% of the Company’s revenues, respectively. For the six-month period ended June 30, 2010, the Company had five customers that represented approximately 31%, 23%, 16%, 16%, 12% of the Company’s revenues, respectively. For the three-month period ended June 30, 2009, the Company had two customers that represented approximately 60% and 37% of the Company’s revenues, respectively. For the six-month period ended June 30, 2009, the Company had three customers that represented approximately 61%, 19% and 17% of the Company’s revenues, respectively.

At June 30, 2010, trade receivables were due from 42 customers. Of these, six customers accounted for approximately 33%, 19%, 13%, 10%, 9% and 9% of total trade receivables, respectively. At June 30, 2010, the average age of trade receivables from all customers was 122 days as compared to 128 days at December 31, 2009.

During December 2009, the Company commenced discussions with one of the Company’s key licensors with a view to acquiring certain license rights. This purchase was eventually concluded on March 26, 2010, at a resulting cost to the Company of Euro 2,500,000 (USD 3,360,000). Consequently, the Company recorded the purchase of these license rights during the six-month period ended June 30, 2010.

The Company also entered into discussions to sell certain license rights of a newly developed technology of the Company to that same party. The sale of such rights was concluded on March 29, 2010. The Company recognized revenue of Euro 4,000,000 (USD 5,376,000) in relation to this sale during the six-month period ended June 30, 2010.

Management has concluded that both of the above transactions were conducted on an arm’s length basis in the normal course of business and that the considerations for the purchase and sale of the respective license rights reflected their respective fair market value.

In view of the fact that the above transactions involved the same third party, the Company entered into an offsetting agreement with such party whereby the total consideration for the sale of certain license rights for Euro 4,000,000 (USD 5,376,000) was partially offset against the amount payable by the Company related to the acquisition of license rights of Euro 2,500,000 (USD 3,360,000). Management of the Company considered it appropriate and advantageous for the Company to minimize cash expenditures and credit risk exposure and thereby entered into such offsetting arrangement.

5.	UNCOLLECTED DEFERRED REVENUE

Because of the Company’s revenue recognition policies, there are circumstances for which the Company is unable to recognize revenue relating to certain sales transactions that have been billed, but the related receivable has not been collected. While the receivable represents a legally enforceable obligation of the customer, for balance sheet presentation purposes, deferred revenue has been offset with the related receivable, and no amounts appear in the consolidated balance sheets for such transactions. The aggregate amount of unrecognized accounts receivable and deferred revenue was approximately $4.8 million at June 30, 2010 and December 31, 2009.

6.	FIXED ASSETS

Fixed assets are stated at cost less depreciation and if applicable, impairment.

7.	LICENSE RIGHTS

License rights consist of the following at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	USD	USD
License rights	$ 45,930,026	$ 32,738,165
Less: accumulated amortization	(9,501,157)	(6,317,060)
	$ 36,428,869	$ 26,421,105

Amortization expenses for the six-month periods ended June 30, 2010 and 2009 were approximately $3,261,000 and $1,813,000, respectively. Amortization expense for the three-month periods ended June 30, 2010 and 2009 were approximately $1,832,000 and $1,091,000, respectively.

Beginning in 2007 and continuing through 2010, the Company acquired from several vendors certain license rights for the reselling, sublicensing and localization and marketing of certain technologies in specified geographic regions throughout the world. In January 2010, the Company entered into a new license rights agreement with a vendor to combine all previous licenses into one unified worldwide license. This new license expires on December 31, 2014.

During the quarter ended June 30, 2010, the Company acquired from a vendor two license rights for reselling, sublicensing and localization and marketing of certain technology in specified geographic regions throughout Europe. These new licenses expire in April and May, 2015, respectively.

8.	NET INCOME PER SHARE

Basic net income per share is calculated based on the weighted average number of common shares outstanding for the three-month and six-month periods ended June 30, 2010 and 2009. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period and the weighted average dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants; common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

The following table sets forth the computation of fully diluted shares for the three-month and six-month periods ended June 30, 2010 and 2009.

	Three-month period ended June 30,		Six-month period ended June 30,
	2010	2009	2010	2009

Weighted average shares outstanding - basic	60,235,405	48,397,539	59,000,796	48,062,696
Dilutive securities:
Stock options	853,517	24,375	1,129,983	93,488
Warrants	541,961	-	713,675	64,186
Shares used in dilutive net income per share calculation	61,630,883	48,421,914	60,844,454	48,220,370

9.	INCOME TAXES

For the three-month period ended June 30, 2010, the Company recorded an income tax expense of $823,488 (2009: $143,000). The income tax expense for the three-month period ended June 30, 2010 was determined based on the estimated annual effective income tax rate for the year ended December 31, 2010.

For the six-month period ended June 30, 2010, the income tax expense includes a current income tax expense of $1,425,290 (2009: $658,000) and deferred tax credit of $298,045 (2009: nil). The deferred tax credit includes a discrete deferred tax benefit of $415,207 (2009: nil), which was recognized as a result of a change in judgment during the six-month period ended June 30, 2010 about the realizability of the deferred tax assets of certain subsidiaries of the Company in future years. The change in judgment was mainly due to the successful development and launching of new products during the period.

10.	CONTINGENCIES

From time to time, legal proceedings or disputes arise in the normal course of business. The Company monitors and reviews these matters and maintains accruals where appropriate.

In September 2008, an action was brought against Artificial Life Europe GmbH in Germany in a contractual dispute, in which a claim of approximately $375,000 was made against the Company. A court hearing was held in September 2009 before the State Court in Berlin. In February 2010, the Court ordered the Company to pay the plaintiff a settlement of approximately $350,000 and all court and attorney fees incurred by the plaintiff. The settlement amount and the estimated court and attorney fees have been accrued as of June 30, 2010 and December 31, 2009. The Company filed an appeal with the State Court in Berlin in March 2010, and no payment will be made until a final judgment is issued by the Court. Management believes the Company has adequately reserved for litigation and that the ultimate outcome of the pending appeal will not have a material adverse impact on the Company’s consolidated financial position or results of operations taken as a whole.

11.	NOTES PAYABLE

 Related Party Note Payable:

The Company has a revolving note payable to its chief executive officer for advances made by him to the Company, as well as accrued salary and bonus. The note bears interest at 5%, secured by the assets of the Company and repayable on demand.

Activity on the note payable during the six-month periods ended June 30, 2010 and 2009 is as follows:

	2010	2009
	USD	USD
Beginning balance, January 1	$ 1,606,328	$ 737,771
Advances	1,093,667	202,257
Repayments	(1,030,957)	(191,004)
Accrued salary/bonus	55,664	175,395
Accrued interest	20,999	14,285

Ending balance, June 30	$ 1,745,701	$ 938,704

On July 8, 2010, the Company repaid $760,000 of the outstanding loan balance of $1,694,329 owed to its chief executive officer through the issuance of 1,000,000 shares of common stock at a purchase price of $0.76 per share (the closing price at July 7, 2010). On the same date, a substitute loan agreement was entered into between the Company and its chief executive officer on the remaining balance of $934,329, which bears interest at 5%, secured by the assets of the Company and repayable on demand.

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

12.	STOCKHOLDERS’ EQUITY

During the six-month period ended June 30, 2010, the Company closed private placement offerings with three institutional investors and two accredited investors for 3,139,286 shares of common stock and warrants to purchase an additional 1,063,668 shares of common stock. The warrants have a two-year term with exercise prices ranging from $0.80 to $2, which are immediately exercisable. The shares of common stock and warrants were sold for an aggregate purchase price of $3,784,579, net of placement commissions of $125,000, of which $50,000 was paid through issuance of 40,000 shares of commons stock and warrants to purchase 20,000 shares of common stock. The warrants have a two-year term with exercise price at $2, which are immediately exercisable. The issuance of the common stock and warrants are exempt from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, in accordance with Section 4(2) of the Securities Act and Regulations D and S under the Securities Act.

13.	FAIR VALUE MEASUREMENTS

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

The fair value of trade accounts receivables, trade installment receivables, accounts payable and accrued expenses approximate the respective carrying amounts because of the short-term maturity of these instruments. The non-financial instruments, which include fixed assets and license rights, are not required to be carried at fair value on a recurring basis. However, if certain triggering events occur such that a non-financial instrument is required to be evaluated for impairment, a resulting asset impairment would require that non-financial instrument be recorded at the lower of its historical cost or its fair value.

14.	FINANCIAL INSTRUMENTS

Concerns that certain highly leveraged European governments could default on their debt obligations have resulted in significant price declines and price volatility in sovereign debt securities, currency exchange rates and securities issued by the financial institutions that lend to these governments in Europe. The Company transacts business globally and is exposed to currency exchange rate risk for monetary assets and liabilities held or denominated in foreign currencies, primarily the Euro. The Company may enter into derivative instruments to reduce the volatility of earnings associated with changes in foreign currency. During the six-month period ended June 30, 2009, no such derivative instrument was used. Derivative instruments may expose the Company to credit risk to the extent the counterparty may be unable to meet the terms of the derivative instrument.  The Company seeks to mitigate such risk by limiting its counterparty to major financial institution.

In June 2010, the Company invested in a EUR500,000 (USD603,750) short-term investment issued by a bank. The investment bears an interest rate of 5.5% per annum and has a term of 2 weeks. The bank has the discretion to settle the investment in USD of $616,597 or Euro of EUR501,299 (inclusive of interest). Such contract was intended to offset foreign exchange exposures of the Company’s trade accounts receivable balances denominated in Euro. The contract matured during the quarter ended June 30, 2010 and the bank settled the investment in United States dollars of $616,597. The resulting interest income and foreign currency exchange gain of $1,597 (2009: nil) and $11,250 (2009: nil), respectively were included in other income.

15.	SUBSEQUENT EVENTS

In July 2010, the Company issued 80,000 shares of common stock to a consultant at $0.97 per share (the closing price at the date of transaction) for prepaid consulting services. These services are to be provided through the respective term which expires in July 2011. The Company will amortize the amount on a straight-line basis, as services are provided, over the respective term of the agreement.

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

OVERVIEW

During the first half of 2010, the Company further strengthened its position as a leading full service global mobile software provider by offering a wide variety of mobile products such as mobile games and entertainment, mobile TV, mobile advertisement, mobile distribution and aggregation, mobile business applications, and its leading edge mobile commerce platform.

We are a registered developer for Apple’s iPhone, iPod Touch and iPad platforms and develop games and applications for these platforms and we are a leading publisher of iPhone/iPod games. Our iPhone games have been downloaded an aggregate of more than 15.2 million times since the launch of our first iPhone game at the end of 2008. As of June 30, 2010, we have produced and released 30 games for the iPhone, iPod touch and iPad. The top title was downloaded close to 3.9 million times, the second most close to 2.7 million times and the third most over 1.8 million times. The average number of downloads per game was about 0.51 million. During the second quarter of 2010, our iPhone games were downloaded approximately 3.4 million times.

During the six-month period ended June 30, 2010, we continued to market and expand the distribution of our products in Europe, Asia, and the United States by entering into various strategic relationships. Our products are now sold in over 100 countries through resellers and telecom partners and in over 70 countries through Apple’s App Store/iTunes distribution platform.

In the second quarter of 2010, we continued focusing our sales efforts on the sales of our new m-commerce platform, OPUS-MTM, and were very successful with our efforts as the majority of our new revenues were related to or derived from this product since its commercial launch. OPUS-MTM, with its broad appeal, flexible module selection concept, competitive pricing, hosting support and comprehensive feature set is our current key product and the basis for our future expansion.

In May 2010, we established a new subsidiary, named Green Cortex, Inc., a company based in Hong Kong, to develop sustainability products and to venture into the booming green IT business. It will combine mobile broadband technology, augmented reality and artificial intelligence technology to target a range of green IT markets globally with a mission to minimize global carbon footprints and energy consumption. The unique approach of the Company is to combine leading edge mobile technology with artificial intelligence to develop unique and innovative products in this field.

In June 2010, we announced our soon to be launched mobile telemedicine health solution GluCoMo (short for: GluCose Monitor), the first in a series of planned mobile healthcare products. GluCoMo is a diabetes management solution leveraging OPUS-M™ platform for end-consumers, healthcare providers and healthcare businesses. GluCoMo is scheduled for commercial availability in August, 2010.

In July, 2010, we relocated our global headquarters from Los Angeles back to Hong Kong to minimize overhead and reduce production cost.

As of June 30, 2010, we had total assets of $64,802,442 and total liabilities of $7,424,204. As of June 30, 2010, current assets were $24,644,488 as compared to $21,801,668 at December 31, 2009, and current liabilities were $7,424,204 as compared to $5,325,371 at December 31, 2009.

As of June 30, 2010, we had 59 full-time employed staff. We also hire temporary staff, external consultants and interns to support our operations.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED JUNE 30, 2010 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2009

REVENUES: Revenues for the quarter ended June 30, 2010 were $9,043,463 as compared to $7,577,969 for the quarter ended June 30, 2009. The increase of revenues of $1,465,494 or 19% was mainly due to global licensing deals for the sale of our m-commerce platform, OPUS-M™.

COST OF REVENUES: Cost of revenues mainly consist of amortization of intangible assets. Cost of revenues for the quarter ended June 30, 2010 was $1,923,541 as compared to $1,097,607 for the quarter ended June 30, 2009. The increase of $825,934 or 75% was primarily due to the increased amortization of additional license rights acquired.

GROSS MARGIN: Gross margin for the quarter ended June 30, 2010 was $7,119,922 as compared to $6,480,362 for the quarter ended June 30, 2009. The increase of $639,560 or 10% was mainly due to global license deals for the sale of our m-commerce platform, OPUS-M™, offset by the decreased product license revenue generated from mobile games and amortization of license rights acquired.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consisted of salary for administrative personnel, rent, professional fees, and costs associated with employee benefits, supplies, communications, travel, and provision for doubtful accounts. General and administrative expenses for the quarter ended June 30, 2010 were $623,132 as compared to $1,988,105 for the quarter ended June 30, 2009. The decrease of $1,364,973 or 69% was mainly due to significant decrease in bad debt expense of approximately $1.5 million, offset by the increase in professional fees. The significant decrease in bad debt expense was due to a one-time write-off of trade receivables in 2009 which were determined to be irrecoverable after management’s detailed analysis.

SALES AND MARKETING: Sales and marketing expenses consisted of salary expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expenses, traveling and public relations activities. Sales and marketing expenses for the quarter ended June 30, 2010 were $399,038 as compared to $472,515 for the quarter ended June 30, 2009. The decrease of $73,477 or 16% was mostly due to decrease in consulting expenses.

RESEARCH & DEVELOPMENT: Research and development expenses consisted of salary, training, consulting, subcontracting and other expenses incurred to develop and fulfill the design specifications and productions of the products and services from which we derive our revenues. Research and development expenses for the quarter ended June 30, 2010 were $656,222 as compared to $842,437 for the quarter ended June 30, 2009. The decrease of $186,215 or 22% was primarily due to decrease in staff and consulting expenses, offset by increase in data hosting and web service costs.

OTHER EXPENSE/INCOME: Other (expense)/income for the quarter ended June 30, 2010 was ($822,932) as compared to ($209,899) for the quarter ended June 30, 2009. Net expense of $822,932 was primarily due to foreign currency transaction losses of approximately $807,000 in this quarter compared to approximately $283,000 in the second quarter of 2009. The increase in foreign currency transaction losses was mostly due to the adverse effect of the weakening of the Euro relative to the United States Dollar on the trade receivables denominated in Euro.

INCOME FROM OPERATIONS AND NET INCOME: Income from operations for the quarter ended June 30, 2010 was $5,235,633 as compared to income from operations of $3,124,103 for the quarter ended June 30, 2009. The income from operations is primarily due to revenue of $9,043,463 generated from global licensing deals for the sale of our m-commerce platform, OPUS-M™, offset by the cost of revenue of $1,923,541 and the operational cost of $1,884,289. Net income for the quarter ended June 30, 2010 was $3,589,213 as compared to net income of $2,771,204 for the quarter ended June 30, 2009. The basic and diluted net income per share for the second quarter of 2010 was $0.06, as compared to $0.06 for the quarter ended June 30, 2009.

For the three-month period ended June 30, 2010, we recorded an income tax expense of $823,488 (2009: $143,000). The income tax expense is calculated based on the estimated annual effective income tax rate for the year ending December 31, 2010.

SIX-MONTH PERIOD ENDED JUNE 30, 2010 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2009

REVENUES: Revenues for the six-month period ended June 30, 2010 were $17,227,638 as compared to $14,641,169 for the six-month period ended June 30, 2009. The increase of revenues of $2,586,469 or 18% was mainly due to global licensing deals for the sale of our m-commerce platform, OPUS-M™.

COST OF REVENUES: Cost of revenues mainly consist of amortization of intangible assets. Cost of revenues for the six-month period ended June 30, 2010 was $3,413,320 as compared to $1,839,019 for the six-month period ended June 30, 2009. The increase of $1,574,301 or 86% was primarily due to the increased amortization of additional license rights acquired.

GROSS MARGIN: Gross margin for the six-month period ended June 30, 2010 was $13,814,318 as compared to $12,802,150 for the six-month period ended June 30, 2009. The increase of $1,012,168 or 8% was mainly due to global license deals for the sale of our m-commerce platform, OPUS-M™, offset by the decreased product license revenue generated from mobile games and amortization of license rights acquired.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consisted of salary for administrative personnel, rent, professional fees, and costs associated with employee benefits, supplies, communications, travel, and provision for doubtful accounts. General and administrative expenses for the six-month period ended June 30, 2010 were $1,325,267 as compared to $3,639,996 for the six-month period ended June 30, 2009. The decrease of $2,314,729 or 64% was mainly due to significant decrease in bad debt expense of approximately $2.5 million, offset by the increase in professional fees. The significant decrease in bad debt expense was due to a one-time write-off of trade receivables in 2009 which were determined to be irrecoverable after management’s detailed analysis.

SALES AND MARKETING: Sales and marketing expenses consisted of salary expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expenses, traveling and public relations activities. Sales and marketing expenses for the six-month period ended June 30, 2010 were $895,337 as compared to $920,025 for the six-month period ended June 30, 2009. The decrease of $24,688 or 3% was primarily due to decrease in consulting expenses.

RESEARCH & DEVELOPMENT: Research and development expenses consisted of salary, training, consulting, subcontracting and other expenses incurred to develop and fulfill the design specifications and productions of the products and services from which we derive our revenues. Research and development expenses for the six-month period ended June 30, 2010 were $1,242,261 as compared to $1,620,243 for the six-month period ended June 30, 2009. The decrease of $377,982 or 23% was primarily due to decrease in staff and consulting expenses, offset by increase in data hosting and web service and travel expenses .

OTHER EXPENSE/INCOME: Other (expense)/income for the six-month period ended June 30, 2010 was ($1,558,697) as compared to ($369,337) for the six-month period ended June 30, 2009. Net expense of $1,558,697 was primarily due to foreign currency transaction losses of approximately $1,522,000 for the six-month period ended June 30, 2010 compared to approximately $412,000 for the six-month period ended June 30, 2009. The increase in foreign currency transaction losses was mostly due to the adverse effect of the weakening of the Euro relative to the United States Dollar on the trade receivables denominated in Euro.

INCOME FROM OPERATIONS AND NET INCOME: Income from operations for the six-month period ended June 30, 2010 was $9,923,952 as compared to income from operations of $6,510,772 for the six-month period ended June 30, 2009. The income from operations is primarily due to revenue of $17,227,638 generated from global licensing deals for the sale of our m-commerce platform, OPUS-M™, offset by the cost of revenue of $3,413,320 and the operational cost of $3,890,366. Net income for the six-month period ended June 30, 2010 was $7,238,010 as compared to net income of $5,483,435 for the six-month period ended June 30, 2009. The basic and diluted net income per share for the six-month period ended June 30, 2010 was $0.12, as compared to $0.11 for the six-month period ended June 30, 2009.

For the six-month period ended June 30, 2010, the income tax expense includes a current income tax expense of $1,425,290 (2009: $658,000) and deferred tax credit of $298,045 (2009: nil). The deferred tax credit includes a discrete deferred tax benefit of $415,207 (2009: nil) which was recognized as a result of a change in judgment during the six-month period ended June 30, 2010 about the realizability of the deferred tax assets of certain subsidiaries of the Company in future years. The change in judgment was mainly due to the successful development and launching of new products during the period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows for the Six-Month periods ended June 30, 2010 and 2009, are summarized as follows:

	2010	2009
	USD	USD
Cash (used in) provided by:
Operating activities	$ 4,260,420	$ (1,330,986)
Investing activities	(7,852,440)	(300,059)
Financing activities	3,180,622	1,916,453
Effect of exchange rate changes on cash	(153,923)	(276,893)
Net (decrease) increase in cash, considering effect of exchange rate changes on cash	$ (565,321)	$ 8,515

Net cash provided by operating activities was $4,260,420 for the six-month period ended June 30, 2010, which was an increase of $5,591,406 compared to the six-month period ended June 30, 2009. This increase in cash provided was due primarily to the increase in net income and collections from customers.

Net cash used in investing activities was $7,852,440 for the six-month period ended June 30, 2010, which was an increase of $7,552,381 compared to the six-month period ended June 30, 2009. This increase was primarily due to increased cash expenditures for purchase of license rights.

Net cash provided by financing activities was $3,180,622 for the six-month period ended June 30, 2010, which was an increase of $1,264,169 compared to the six-month period ended June 30, 2009. This increase was primarily due to private placements that raised net cash proceeds of $3,784,579, as compared to $1,905,200 raised in the six-month period ended June 30, 2009, offset by the repayment of note payable of $666,667 during the six-month period ended June 30, 2010.

As of June 30, 2010, we had a working capital surplus of $17,220,284 and stockholders' equity of $57,378,238.

We have borrowed funds from time to time in the past from our chief executive officer, Eberhard Schoneburg. As of June 30, 2010, we owed our chief executive officer an aggregate amount of $1,745,701, as compared to $1,606,328 at December 31, 2009. During the six-month period ended June 30, 2010, our chief executive officer advanced an additional $1,149,331, including deferred salary of $55,664, to the Company. The advanced funds bear interest at a rate of 5% per year and are secured by the assets of the Company.

The Company continued to generate income in the second quarter of 2010, and we expect that cash flows generated from 2010 operations and additional financing through various sources will be sufficient to fund the Company’s operations, working capital, and commitment needs for the next twelve months.

Economic conditions in the United States and in foreign markets in which we operate could substantially affect our sales and profitability and our cash position and collection of accounts receivable. Economic activity in the United States and throughout much of the world has undergone a sudden, sharp economic downturn since 2008, following the housing downturn and subprime lending collapse in the United States in 2009 and the sovereign debt crisis in Europe in 2010. Global credit and capital markets have experienced unprecedented volatility and disruption. Business credit and liquidity have tightened in much of the world. Some of our suppliers and customers may face credit issues and could experience cash flow problems and other financial hardships. These factors have had an impact on the timeliness of receivable collections from our customers. The Company cannot predict at this point in time how this situation will develop and whether trade receivables may need to be allowed or for written off in the coming quarters.

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

Because the Company’s trade receivables are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the Company’s financial statements. Since 2009, the Company has entered into offsetting agreements with customers whereby consideration for the sale of license rights offset against amount payable by the Company related to the acquisition of license rights from the same party. Management of the Company considered it appropriate and advantageous for the Company to minimize cash expenditures and credit risk exposure and thereby entered into such offsetting arrangements. During the quarter ended June 30, 2010, no such offsetting agreement has been entered into. The average age of receivables from the Company’s six largest customers (which accounted for approximately 92% of total trade receivables) was 180 days at June 30, 2010 as compared to 108 days at December 31, 2009. As of August 5, 2010, cash receipt of approximately $8.3 million of the total trade accounts and installment receivables as at June 30, 2010 has been collected, which has significantly increased as compared to the cash payment of approximately $4.6 million collected during the full year of 2009.

Recently Issued and Adopted Accounting Pronouncements

We describe recent accounting pronouncements in Item 1 - “Condensed Consolidated Financial Statements - Notes to Condensed Consolidated Financial Statements” Note 1. Basis of Presentation.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2010, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting throughout 2010 as we implement our Sarbanes Oxley testing methodologies.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

From time to time, legal proceedings or disputes arise in the normal course of business. The Company monitors and reviews these matters and maintains accruals where appropriate.

ITEM 1A - RISK FACTORS

Not applicable.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Part I, “Note 12. Stockholders’ Equity”.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - [REMOVED AND RESERVED]

ITEM 5 - OTHER INFORMATION

On July 1, 2010, we amended and restated our Code of Ethics, which is disclosed on our Company’s website at www.artificial-life.com.

As reported on the current report on Form 8-K filed on July 1, 2010, on July 1, 2010, we amended Eberhard Schoneburg’s employment contract (“Amendment’). The Amendment will extend the current employment agreement through December 31, 2014. In accordance with the terms of the Amendment, Mr. Schoneburg will continue to serve as the current and acting chairman of the board of directors, chief executive officer and president. All other terms of Mr. Schoneburg’s employment agreement remain the same.

As reported on the current report on Form 8-K filed on July 21, 2010 and the report on Form 4, on July 8, 2010, we repaid $760,000 of the outstanding loan balance of $1,694,329 owed to Mr. Schoneburg through the issuance of 1,000,000 shares of common stock at a purchase price of $0.76 per share (being the closing price at July 7, 2010). On the same date, we issued to Mr. Schoneburg warrants to purchase an additional 300,000 shares of common stock. The warrants have a three-year term with exercise price at $1, which are immediately exercisable. On the same date, a substitute loan agreement was entered into between the Company and Mr. Schoneburg on the remaining balance of $934,329, which bears interest at 5%, secured by the assets of the Company and repayable on demand. The issuance of the common stock and warrants are exempt from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, in accordance with Section 4(2) of the Securities Act and Regulations D and S under the Securities Act.

As reported on the current report on Form 8-K filed on July 19, 2010, on July 16, 2010, Mr. Schoneburg resigned as chief financial officer of the Company and retained his positions as president, chief executive officer and chairman of the Company. The Company’s former global controller, Frank Namyslik, was appointed as the new chief financial officer.

ITEM 6 - EXHIBITS

10.5

Amendment to Employment Agreement, dated July 1, 2010 between the Registrant and Eberhard Schoneburg (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K/A filed on July 7, 2010)

14.1*	Amended and Restated Code of Ethics

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-1(a) or Rule 15d-14(a) (authorized by Section 302 of the Sarbanes-Oxley Act of 2002)

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-1(a) or Rule 15d-14(a) (authorized by Section 302 of the Sarbanes-Oxley Act of 2002)

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTIFICIAL LIFE, INC.

Date: August 5, 2010

By: /s/ Eberhard Schoneburg
Name: Eberhard Schoneburg
Title: Chief Executive Officer

By: /s/ Frank Namyslik
Name: Frank Namyslik
Title: Chief Financial Officer