Form 10-Q
period 2010-09-30
ARTIFICIAL LIFE INC
filed 2010-11-12
CIK 1070361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

As of November 5, 2010, the Registrant had 63,807,282 shares of common stock, $.01 par value per share, outstanding.

ARTIFICIAL LIFE, INC.

INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

PART I — FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ARTIFICIAL LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2010	December 31, 2009
	USD	USD
ASSETS
Current assets:
Cash	$599,535	$2,356,336
Pledged deposit	25,641	—
Trade accounts receivables, net of discount interest of $183,242 and $208,218, respectively	27,845,151	9,498,896
Trade installment receivables, net of discount interest of $16,580 and $139,743, respectively	3,395,625	8,473,270
Prepaid expenses and other	775,214	473,166
Deferred income taxes, net	497,714	1,000,000
Total current assets	33,138,880	21,801,668

Fixed assets, net of accumulated depreciation of $561,532 and $1,932,684, respectively	96,465	1,575,531

License rights, net of accumulated amortization of $11,321,987 and $6,317,060, respectively	32,970,385	26,421,105
Prepaid expenses, deposits and other assets	1,269,941	1,325,702
Deferred income taxes	1,510,331	710,000
	35,750,657	28,456,807

TOTAL ASSETS	$68,986,002	$51,834,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,737,796	$2,297,854
Accrued expenses and other	510,316	737,128
Income taxes payable	2,257,562	17,394
Note payable — officer/stockholder	1,127,566	1,606,328
Note payable — stockholder	—	666,667
Total liabilities (all current)	5,633,240	5,325,371

Stockholders’ Equity
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 130,000,000 shares authorized, 61,670,489 shares issued and outstanding as of September 30, 2010 and 57,411,203 shares issued and outstanding as of December 31, 2009	616,704	574,111
Additional paid-in capital	67,665,625	63,006,782
Notes receivable from stockholders	(19,577)	(19,577)
Accumulated deficit	(4,823,764)	(17,117,425)
Accumulated other comprehensive (loss) income	(86,226)	64,744
Total stockholders’ equity	63,352,762	46,508,635

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$68,986,002	$51,834,006

See accompanying notes to unaudited condensed consolidated financial statements.

ARTIFICIAL LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2010	2009	2010	2009
	USD	USD	USD	USD
Revenues:
Software license agreements	$10,560,747	$8,722,381	$27,772,531	$23,351,979
Application services and other	—	1,100	15,854	12,671
	10,560,747	8,723,481	27,788,385	23,364,650

Cost of revenues:
Cost of software license agreements	3,456,832	1,676,575	6,718,185	3,493,825
Others	6,358	56,223	158,325	77,992
	3,463,190	1,732,798	6,876,510	3,571,817
Gross profit	7,097,557	6,990,683	20,911,875	19,792,833

Operating expenses:
General and administrative	627,137	464,360	1,952,404	4,104,356
Research and development	651,886	927,212	1,894,147	2,547,455
Sales and marketing	442,475	527,476	1,337,812	1,447,501
Depreciation and write-off of fixed assets *	1,095,313	1,320,867	1,522,814	1,431,981
Total operating expenses	2,816,811	3,239,915	6,707,177	9,531,293

Income from operations	4,280,746	3,750,768	14,204,698	10,261,540

Other income (expenses):
Interest income and other income	(118)	219,761	5,302	329,264
Interest expense	(11,412)	(39,356)	(53,171)	(105,836)
Foreign currency transaction gain (loss)	1,623,919	(55,749)	101,561	(468,109)
	1,612,389	124,656	53,692	(244,681)

Income before income taxes	5,893,135	3,875,424	14,258,390	10,016,859
Income tax (expense) benefit	(837,484)	31,000	(1,964,729)	(627,000)

Net income	5,055,651	3,906,424	12,293,661	9,389,859
Foreign currency translation adjustment	2,016	163,366	(150,970)	302,384

Comprehensive income	$5,057,667	$4,069,790	$12,142,691	$9,692,243

Net income per share:
Basic	$0.08	$0.08	$0.21	$0.19
Diluted	$0.08	$0.08	$0.20	$0.19

Weighted average shares outstanding:
Basic	61,575,272	50,261,571	59,869,484	48,803,709
Diluted	61,927,535	50,302,915	61,363,512	48,916,809

See accompanying notes to unaudited condensed consolidated financial statements.

*	Depreciation and write-off of fixed assets charges included in operating expenses is shown as a separate line item for reading convenience.

ARTIFICIAL LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock
	Shares	Amount	Additional paid-in capital	Notes receivable from stockholders	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
		USD	USD	USD	USD	USD	USD
Balances at January 1, 2010	57,411,203	$574,111	$63,006,782	$(19,577)	$(17,117,425)	$64,744	$46,508,635
Issuance of common stock and warrants	4,219,286	42,193	4,579,986	—	—	—	4,622,179
Issuance of common stock and warrants in connection with private placements commission	40,000	400	(400)	—	—	—	—
Stock-based compensation expense	—	—	79,257	—	—	—	79,257
Net income	—	—	—	—	12,293,661	—	12,293,661
Other comprehensive loss — foreign currency translation adjustment	—	—	—	—	—	(150,970)	(150,970)
Balances at September 30, 2010	61,670,489	$616,704	$67,665,625	$(19,577)	$(4,823,764)	$(86,226)	$63,352,762

ARTIFICIAL LIFE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine-Month Periods Ended September 30,
	2010	2009
	USD	USD
Cash flows from operating activities:
Net income	$12,293,661	$9,389,859
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,014,379	3,125,255
Write-off of fixed assets and license rights	2,226,621	1,794,999
Loss on disposal of fixed assets	697	—
Deferred income tax (benefit) expense	(298,045)	500,000
Bad and doubtful debt expense	7,588	2,623,162
Realized gain on settlement of short-term investment	(12,847)	—
Foreign currency exchange (gain) loss	(101,731)	468,109
Interest expense accrued on advances from officer / stockholder	32,411	25,099
Stock-based compensation expense	79,257	—
Amortization of prepaid consulting expense through stock issuance	14,882	—
Salary / bonus accrued to officer / stockholder	110,515	223,442
Changes in operating assets and liabilities:
Increase in trade accounts and installment receivables	(17,430,863)	(22,587,338)
Decrease (increase) in prepaid expenses, deposits and other assets	497,026	(958,426)
Increase in accounts payable	43,754	2,054,374
(Decrease) increase in accrued expenses and other	(221,273)	145,683
Increase in income taxes payable	2,240,168	127,000
Increase in pledged deposit	(25,641)	—
Net cash provided by (used in) operating activities	5,470,559	(3,068,782)

Cash flows from investing activities:
Purchase of fixed assets	(51,279)	(90,853)
Purchase of license rights	(10,324,736)	(280,869)
Purchase of short-term investment	(603,750)	—
Proceeds from sale of short-term investment	616,597	—
Net cash used in investing activities	(10,363,168)	(371,722)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	3,784,579	2,072,950
Advances under note payable to officer/stockholder	356,051	202,257
Repayment of note payable to officer/stockholder	(217,739)	(206,692)
Repayment of note payable to stockholder	(666,667)	—
Net cash provided by financing activities	3,256,224	2,068,515

Net decrease in cash	(1,636,385)	(1,371,989)
Cash at beginning of period	2,356,336	1,430,578
Effect of exchange rate changes on cash	(120,416)	116,434
Cash at end of period	$599,535	$175,023

Supplemental cash flow disclosure:
Cash paid for interest	$90,371	$111,561
Cash paid for income taxes	$23,557	$—

Supplemental disclosure of non-cash investing and financing activities:
Purchase of software hosting service in satisfaction for trade accounts receivable	$690,000	$—
Purchase of license rights through offsetting arrangement	$3,360,000	$9,131,779
Issuance of common stock and warrants in satisfaction of accounts payable	$—	$66,000
Issuance of common stock and warrants in satisfaction of commissions	$50,000	$—
Issuance of common stock and warrants for repayment of note payable to officer	$760,000	$—
Issuance of common stock for prepaid consulting services	$77,600	$—

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

Operating results for the three-month and nine-month periods ended September 30, 2010 are not necessarily indicative of results that may be expected for the year ending December 31, 2010. Amounts at December 31, 2009 are derived from the Company’s audited consolidated financial statements. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Reclassifications

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

2. PLEDGED DEPOSIT

At September 30, 2010, the Company maintained an interest-bearing pledged deposit of $25,641 (2009: nil), which is required under an agreement with a bank to assure future corporate card credit availability. The deposit is restricted for use and the agreement is renewed automatically on a month-to-month basis.

3. EMPLOYEE STOCK BASED COMPENSATION

At January 1, 2010, all outstanding options and warrants issued to employees were fully vested and exercisable. During the three-month and nine-month periods ended September 30, 2010, the Company granted options to one director to purchase 200,000 shares of common stock at an exercise price of $0.95 per share, and to one employee to purchase 300,000 shares of common stock at an exercise price of $0.90 per share. These options have a three-year term and vest annually in equal installments over the term. During the three-month and nine-month periods ended September 30, 2010, the Company granted warrants to one employee to purchase 300,000 shares of common stock at an exercise price of $1 per share. These warrants have a three-year term and vest immediately.

At September 30, 2010, the Company had outstanding options to purchase 4,265,000 (2009: 4,165,000) shares of common stock under its stock option plan, issued to directors and employees as follows:

Weighted average exercise price	$0.91
Aggregate intrinsic value	$233,900
Weighted average remaining contractual term	2.35 years

At September 30, 2010, the Company had outstanding warrants to purchase 1,700,000 (2009: 1,400,000) shares of common stock issued to employees as follows:

Weighted average exercise price	$0.91
Aggregate intrinsic value	$105,000
Weighted average remaining contractual term	2.28 years

Total stock-based compensation expense recognized during the three-month and nine-month periods ended September 30, 2010 was approximately $79,000. No options or warrants were granted during the nine-month period ended September 30, 2009.

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

Management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of trade receivables and makes the best estimate of the amount of credit losses in existing trade receivables. In the analysis, management primarily considers the age of the customer’s receivable and also considers the creditworthiness of the customer, the economic conditions of the customer’s industry, general economic conditions and trends, and the Company’s business relationship and history with its customers, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts. If judgments regarding the collectability of receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability. The Company’s trade receivable are often concentrated in a relatively few number of customers, and a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the Company’s financial statements. At September 30, 2010 and December 31, 2009, there was no allowance for doubtful accounts.

Due to the extended payment terms granted to certain customers, payments from customers may be collected over an extended period of time. The related receivables have been discounted using a 3.25% discount rate to reflect the present value of the future collection of payments, which is to be amortized using the effective interest method over the period in which payments are made and the balance is outstanding. The unamortized discount on these receivables was approximately $183,000 at September 30, 2010 and $208,000 at December 31, 2009.

In addition to the extended payment terms granted to certain customers mentioned above, the Company has one customer with whom it has a long-standing business relationship and to whom it has been selling software since 2007. At December 31, 2009, the Company entered into an installment receivable agreement with this customer, which is due in various installments through December 31, 2010. This receivable has been discounted using a 3.25% discount rate to reflect the interest component of the transaction, which is to be amortized using the effective interest method over the period in which payments are made and the balance is outstanding. The discount rate is reset periodically, if necessary, considering prevailing interest rates. The unamortized discount on this receivable is approximately $17,000 at September 30, 2010 and $140,000 at December 31, 2009.

At September 30, 2010, the Company had 83 telecom carriers, resellers, distributors and general corporate customers, compared to 90 at September 30, 2009. For the three-month period ended September 30, 2010, the Company had three customers that represented approximately 49%, 37% and 12% of the Company’s revenues, respectively. For the three-month period ended September 30, 2009, the Company had three customers that represented approximately 48%, 30% and 19% of the Company’s revenues, respectively. For the nine-month period ended September 30, 2010, the Company had five customers that represented approximately 24%, 19%, 19%, 14%, 10% of the Company’s revenues, respectively. For the nine-month period ended September 30, 2009, the Company had four customers that represented approximately 56%, 12%, 11% and 11% of the Company’s revenues, respectively.

5. UNCOLLECTED DEFERRED REVENUE

Because of the Company’s revenue recognition policies, there are circumstances where the Company is unable to recognize revenue relating to certain sales transactions that have been billed, but the related receivable has not been collected. While the receivable represents a legally enforceable obligation of the customer, for balance sheet presentation purposes, deferred revenue has been offset with the related receivable, and no amounts appear in the consolidated balance sheets for such transactions. The aggregate amount of unrecognized accounts receivable and deferred revenue was approximately $4,843,000 and $4,843,000 at September 30, 2010 and December 31, 2009, respectively.

6. FIXED ASSETS

Fixed assets are stated at cost less depreciation and if applicable, impairment. During the three-month and nine-month periods ended September 30, 2010, the Company recorded a write-off of approximately $957,000 (2009: $1,274,000). The charges reflect the abandonment of a software application, and are included in depreciation and write-off of fixed assets as part of operating expenses in the Company’s statement of income and comprehensive income.

7. LICENSE RIGHTS

License rights consist of the following at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	USD	USD
License rights	$44,292,372	$32,738,165
Less: accumulated amortization	(11,321,987)	(6,317,060)
	$32,970,385	$26,421,105

Amortization expenses for the nine-month periods ended September 30, 2010 and 2009 were approximately $5,449,000 and $2,973,000, respectively. Amortization expense for the three-month periods ended September 30, 2010 and 2009 were approximately $2,187,000 and $1,156,000, respectively.

During the three-month and nine-month periods ended September 30, 2010, the Company wrote off the carrying value of certain license rights of approximately $1,269,000 (2009: $521,000). The charges were based on management’s analysis of the reduction in license’s expected future cash flows due to the expected reduced life cycle of certain games channel and the charges are included in cost of revenues in the Company’s statement of income and comprehensive income.

8. NET INCOME PER SHARE

Basic net income per share is calculated based on the weighted average number of common shares outstanding for the three-month and nine-month periods ended September 30, 2010 and 2009. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period and the weighted average dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants; common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

The following table sets forth the computation of fully diluted shares for the three-month and nine-month periods ended September 30, 2010 and 2009.

	Three-month period ended September 30,		Nine-month period ended September 30,
	2010	2009	2010	2009
Weighted average shares outstanding - basic	61,575,272	50,261,571	59,869,484	48,803,709
Dilutive securities:
Stock options	187,925	25,725	907,578	69,910
Warrants	164,338	15,619	586,450	43,190
Shares used in dilutive net income per share calculation	61,927,535	50,302,915	61,363,512	48,916,809

9. INCOME TAXES

For the three-month period ended September 30, 2010, the Company recorded an income tax expense of $837,484 (2009: tax benefit of $31,000), which was determined based on the estimated annual effective income tax rate for the year ending December 31, 2010.

For the nine-month period ended September 30, 2010, the income tax expense includes a current income tax expense of $2,262,774 (2009: $627,000) and a deferred tax credit of $298,045 (2009: nil). The Company’s effective income tax rates are 14.2% and 13.8% for the three-month and nine-month periods ended September 30, 2010, respectively.

10. CONTINGENCIES

From time to time, legal proceedings or disputes arise in the normal course of business. The Company monitors and reviews these matters and maintains accruals where appropriate.

In September 2008, an action was brought against Artificial Life Europe GmbH in Germany in a contractual dispute in which a claim of approximately $375,000 was made against the Company. A court hearing was held in September 2009 before the State Court in Berlin. In February 2010, the Court ordered the Company to pay the plaintiff a settlement of approximately $350,000 and all court and attorney fees incurred by the plaintiff. The settlement amount and the estimated court and attorney fees have been accrued as of September 30, 2010 and December 31, 2009. The Company filed an appeal with the State Court in Berlin in March 2010, and no payment will be made until a final judgment is issued by the Court. Management believes the Company has adequately reserved for litigation and that the ultimate outcome of the pending appeal will not have a material adverse impact on the Company’s consolidated financial position or results of operations taken as a whole.

11. NOTES PAYABLE

Related Party Note Payable:

The Company has a revolving note payable to its chief executive officer for advances made by him to the Company, as well as for accrued salary and bonus. The note bears interest at 5%, secured by the assets of the Company and repayable on demand.

Activity on the note payable during the nine-month periods ended September 30, 2010 and 2009 is as follows:

	2010	2009
	USD	USD
Beginning balance, January 1	$1,606,328	$737,771
Advances	356,051	202,257
Repayments, cash	(217,739)	(206,692)
Repayments, non cash	(760,000)	—
Accrued salary/bonus	110,515	223,442
Accrued interest	32,411	25,099
Ending balance, September 30	$1,127,566	$981,877

On July 8, 2010, the Company repaid $760,000 of the outstanding loan balance of $1,694,329 owed to its chief executive officer through the issuance of 1,000,000 shares of common stock at a purchase price of $0.76 per share (the closing price at July 7, 2010). On the same date, the Company issued warrants to purchase an additional 300,000 shares of common stock to its chief executive officer (details on note 12), and a substitute loan agreement was entered into between the Company and its chief executive officer on the remaining balance of $934,329, which bears interest at 5%, secured by the assets of the Company and is repayable on demand.

12. STOCKHOLDERS’ EQUITY

During the nine-month period ended September 30, 2010, the Company closed private placement offerings with three institutional investors and two accredited investors for 3,139,286 shares of common stock and warrants to purchase an additional 1,063,668 shares of common stock. The warrants have a two-year term with exercise prices ranging from $0.80 to $2 and are immediately exercisable. The shares of common stock and warrants were sold for an aggregate purchase price of $3,784,579, net of placement commissions of $125,000, of which $50,000 was paid through issuance of 40,000 shares of commons stock and warrants to purchase 20,000 shares of common stock. The warrants have a two-year term with an exercise price of $2 and are immediately exercisable.

The Company also repaid $760,000 of the outstanding loan balance owed to its chief executive officer through the issuance of 1,000,000 shares of common stock valued at $760,000 based on the closing price of the Company's common stock on the date of the agreement. On the same date, the Company issued warrants to purchase an additional 300,000 shares of common stock to the chief executive officer. The warrants have a three-year term with an exercise price of $1 and are immediately exercisable. The fair value of the warrants is $67,500 and is recorded as a stock-based compensation in operating expenses in the Company’s statement of income and comprehensive income.

The Company also granted options to an employee and a director to purchase 300,000 shares and 200,000 shares of common stock under the Company’s Amended and Restated 1998 Equity Incentive Plan at an exercise price of $0.90 and $0.95 per share, respectively. These options have a three-year term and vest annually in equal installments over the term.

The Company also issued 80,000 shares of common stock to a consultant at $0.97 per share (the closing price at the date of transaction) for prepaid consulting services. These services are to be provided through the respective term which will expire in July 2011. The Company recognizes the fair value of these shares, which is remeasured at the end of each reporting period, as expense on a straight-line basis, as services are provided, over the respective term of the agreement. The Company recognized approximately $15,000 of expense as of September 30, 2010.

The above described private placement transactions were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) in accordance with Section 4(2) and Regulation S of the Securities Act.

13. FAIR VALUE MEASUREMENTS

Accounting standards define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or the most advantageous market in which the Company would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

The fair value of trade accounts receivables, trade installment receivables, accounts payable and accrued expenses approximate the respective carrying amounts because of the short-term maturity of these instruments. The non-financial instruments, which include fixed assets and license rights, are not required to be carried at fair value on a recurring basis.

14. FINANCIAL INSTRUMENTS

Concerns that certain highly leveraged European governments could default on their debt obligations have resulted in significant price declines and price volatility in sovereign debt securities, currency exchange rates and securities issued by the financial institutions that lend to these governments in Europe. The Company transacts business globally and is exposed to currency exchange rate risk for monetary assets and liabilities held or denominated in foreign currencies, primarily the Euro. The Company may enter into derivative instruments to reduce the volatility of earnings associated with changes in foreign currency. During the nine-month period ended September 30, 2009, no such derivative instrument was used. Derivative instruments may expose the Company to credit risk to the extent the counterparty may be unable to meet the terms of the derivative instrument. The Company seeks to mitigate such risk by limiting its counterparty to major financial institution.

15. SUBSEQUENT EVENTS

In November 2010, the Company closed a private placement offering with one institutional investor for 1,886,793 shares of common stock for a purchase price of $1.06 per share and five-year term warrants to purchase an additional 943,397 shares of common stock. The warrants have an exercise price of $1.35 and are immediately exercisable. The shares of common stock and warrants were issued for an aggregate purchase price of $2,000,000.

Also in November 2010, the Company closed a private placement offering with one individual accredited investor for 250,000 shares of common stock for a purchase price of $1.09 per share and five-year term warrants to purchase an additional 87,500 shares of common stock. The warrants have an exercise price of $1.47 and are immediately exercisable. The shares of common stock and warrants were issued for an aggregate purchase price of $272,500.

The above described private placement transactions were exempt from the registration requirements of the Securities Act in accordance with Section 4(2) and Regulation S of the Securities Act.

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

OVERVIEW

During 2010, the Company further strengthened its position as a global provider of full-serivce mobile software by offering a wide variety of mobile products such as mobile games and entertainment, mobile TV, mobile distribution and aggregation, mobile business applications, and its cutting-edge mobile commerce platform OPUS-M™.

We are a registered developer for Apple’s iPhone, iPod Touch and iPad platforms and develop games and applications for these platforms and we are a leading publisher of iPhone and iPod games. Our iPhone games have been downloaded an aggregate of more than 19 million times since the launch of our first iPhone game at the end of 2008. As of September 30, 2010, we have produced and released 35 games for the iPhone, iPod touch and iPad. The topmost title was downloaded over 4.7 million times, the second most close to 2.8 million times and the third most over 2.1 million times. The average number of downloads per game was about 530,000. During the third quarter of 2010, our iPhone games were downloaded approximately 3.6 million times.

During the nine-month period ended September 30, 2010, we continued to market and expand the distribution of our products in Europe, Asia and the United States by entering into various strategic relationships. Our products are now sold in over 100 countries through resellers and telecom partners and in over 80 countries through Apple’s App Store/iTunes distribution platform.

In the third quarter of 2010, we continued to intensify marketing of our new m-commerce platform, OPUS-MTM, and were very successful with our efforts as the majority of our new revenues were related to or derived from this product since its commercial launch in the first quarter of 2010. OPUS-MTM, with its broad appeal, flexible module selection concept, competitive pricing, hosting support and comprehensive feature set is our current key product and the basis for our future expansion.

Significant events during the third quarter of 2010 include the following:

•	In July 2010, we relocated our global headquarters from Los Angeles back to Hong Kong to minimize overhead and reduce production cost.

•	In July 2010, we appointed our former global controller, Frank Namyslik, as the new chief financial officer. Mr. Namyslik took over the position from our current CEO.

•
In August 2010, we announced the launch of the OPUS-M Affiliate Program (OAP) enabling technology solution providers to sell and offer services for OPUS-MTM, our modular, carrier grade, m-commerce platform. Affiliates will be able to sell, customize and support OPUS-MTM enabled solutions, creating new revenue opportunities.

•	In September 2010, we appointed our former independent consultant in Japan, Kazutoshi Miyake, as the new member of the Board of Directors and Audit Committee.

•	In September 2010, we announced the launch of GluCoMoTM (short for: “Glucose Monitor”) on Apple’s App Store. GluCoMoTM is the first in a series of planned mobile healthcare products.

Recently, we became one of the first mobile game publishers selected by Microsoft to develop games and applications for the Windows Phone 7 platform.

As of September 30, 2010, we had total assets of $68,986,002 and total liabilities of $5,633,240. As of September 30, 2010, current assets were $33,138,880 as compared to $21,801,668 at December 31, 2009, and current liabilities were $5,633,240 as compared to $5,325,371 at December 31, 2009.

As of September 30, 2010, we had 50 full-time employed staff. We also hired and assigned temporary staff, external consultants and interns to support our operations.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2010 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2009

REVENUES: Revenues for the quarter ended September 30, 2010 were $10,560,747 as compared to $8,723,481 for the quarter ended September 30, 2009. The increase of revenues of $1,837,266 or 21% was mainly due to revenue recognized from global license deals for our m-commerce platform, OPUS-M™, as well as license income from the sales of our Mobile Diab® product.

COST OF REVENUES: Cost of revenues mainly consist of amortization of intangible assets. Cost of revenues for the quarter ended September 30, 2010 was $3,463,190 as compared to $1,732,798 for the quarter ended September 30, 2009. The increase of $1,730,392 or 100% was primarily due to the increased amortization of additional license rights acquired and write-off of certain license rights.

GROSS MARGIN: Gross margin for the quarter ended September 30, 2010 was $7,097,557 as compared to $6,990,683 for the quarter ended September 30, 2009. The increase of $106,874 or 2% was mainly due to revenue recognized from global license deals for our m-commerce platform, OPUS-M™, and Mobile-Diab®, offset by amortization of license rights acquired.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consisted of salary for administrative personnel, rent, professional fees, and costs associated with employee benefits, supplies, communications, travel, and allowance for doubtful accounts. General and administrative expenses for the quarter ended September 30, 2010 were $627,137 as compared to $464,360 for the quarter ended September 30, 2009. The increase of $162,777 or 35% was mainly due to increase in professional fees.

SALES AND MARKETING: Sales and marketing expenses consisted of salary expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expenses, traveling and public relations activities. Sales and marketing expenses for the quarter ended September 30, 2010 were $442,475 as compared to $527,476 for the quarter ended September 30, 2009. The decrease of $85,001 or 16% was mostly due to decrease in consulting expenses.

RESEARCH & DEVELOPMENT: Research and development expenses consisted of salary, training, consulting, subcontracting and other expenses incurred to develop and fulfill the design specifications and productions of the products and services from which we derive our revenues. Research and development expenses for the quarter ended September 30, 2010 were $651,886 as compared to $927,212 for the quarter ended September 30, 2009. The decrease of $275,326 or 30% was primarily due to decrease in consulting and data hosting expenses.

DEPRECIATION AND WRITE-OFF OF FIXED ASSETS: Depreciation and write-off of fixed assets for the quarter ended September 30, 2010 was $1,095,313 as compared to $1,320,867 for the quarter ended September 30, 2009. The decrease of $225,554 or 17% was primarily due to decrease in write-off of certain fixed assets.

OTHER INCOME (EXPENSES): Other income for the quarter ended September 30, 2010 was $1,612,389 as compared to $124,656 for the quarter ended September 30, 2009. Net other income of $1,612,389 was primarily due to foreign currency transaction gain of approximately $1,624,000 in this quarter compared to loss of approximately $56,000 in the third quarter of 2009. The increase in foreign currency transaction gain was mostly due to the significant effect of the strengthening of the Euro relative to the United States Dollar on the trade receivables denominated in Euro.

INCOME FROM OPERATIONS AND NET INCOME: Income from operations for the quarter ended September 30, 2010 was $4,280,746, an increase of 14%, as compared to income from operations of $3,750,768 for the quarter ended September 30, 2009. The income from operations is primarily due to revenue of $10,560,747 generated from global license deals for our m-commerce platform, OPUS-M™ and Mobile-Diab®, offset by the cost of revenue of $3,463,190 and the operational cost of $2,816,811. Net income for the quarter ended September 30, 2010 was $5,055,651, an increase of 29%, as compared to net income of $3,906,424 for the quarter ended September 30, 2009. The basic and diluted net income per share for the third quarter of 2010 was $0.08, as compared to $0.08 for the quarter ended September 30, 2009.

For the three-month period ended September 30, 2010, we recorded an income tax expense of $837,484 (2009: tax benefit of $31,000). Such income tax expense is calculated based on the estimated annual effective income tax rate for the year ending December 31, 2010.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2010 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2009

REVENUES: Revenues for the nine-month period ended September 30, 2010 were $27,788,385 as compared to $23,364,650 for the nine-month period ended September 30, 2009. The increase of revenues of $4,423,735 or 19% was mainly due to revenue recognized from global license deals for our m-commerce platform, OPUS-M™, as well as license income from the sales of our Mobile Diab® product.

COST OF REVENUES: Cost of revenues mainly consist of amortization of intangible assets. Cost of revenues for the nine-month period ended September 30, 2010 was $6,876,510 as compared to $3,571,817 for the nine-month period ended September 30, 2009. The increase of $3,304,693 or 93% was primarily due to the increased amortization of additional license rights acquired and write-off of certain license rights.

GROSS MARGIN: Gross margin for the nine-month period ended September 30, 2010 was $20,911,875 as compared to $19,792,833 for the nine-month period ended September 30, 2009. The increase of $1,119,042 or 6% was mainly due to revenue recognized from global license deals for our m-commerce platform, OPUS-M™, and Mobile-Diab®, offset by the decreased product license revenue generated from mobile games and amortization of license rights acquired.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consisted of salary for administrative personnel, rent, professional fees, and costs associated with employee benefits, supplies, communications, travel, and allowance for doubtful accounts. General and administrative expenses for the nine-month period ended September 30, 2010 were $1,952,404 as compared to $4,104,356 for the nine-month period ended September 30, 2009. The decrease of $2,151,952 or 52% was mainly due to significant decrease in bad debt expense of approximately $2,623,000, offset by the increase in professional fees. The significant decrease in bad debt expense was due to a one-time write-off of trade receivables in 2009 which were determined to be irrecoverable after management’s detailed analysis.

SALES AND MARKETING: Sales and marketing expenses consisted of salary expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expenses, traveling and public relations activities. Sales and marketing expenses for the nine-month period ended September 30, 2010 were $1,337,812 as compared to $1,447,501 for the nine-month period ended September 30, 2009. The decrease of $109,689 or 8% was primarily due to decrease in consulting expenses.

RESEARCH & DEVELOPMENT: Research and development expenses consisted of salary, training, consulting, subcontracting and other expenses incurred to develop and fulfill the design specifications and productions of the products and services from which we derive our revenues. Research and development expenses for the nine-month period ended September 30, 2010 were $1,894,147 as compared to $2,547,455 for the nine-month period ended September 30, 2009. The decrease of $653,308 or 26% was primarily due to decrease in staff and consulting expenses and data hosting and web service expenses.

DEPRECIATION AND WRITE-OFF OF FIXED ASSETS: Depreciation and write-off of fixed assets for the nine-month period ended September 30, 2010 was $1,522,814 as compared to $1,431,981 for the nine-month period ended September 30, 2009. The increase of $90,833 or 6% was primarily due to increase in depreciation, offset by decrease in write-off of certain fixed assets.

OTHER INCOME (EXPENSES): Other income (expenses) for the nine-month period ended September 30, 2010 was $53,692 as compared to ($244,681) for the nine-month period ended September 30, 2009. Net other income of

$53,692 was primarily due to foreign currency transaction gain of $101,561 for the nine-month period ended September 30, 2010 compared to loss of $468,109 for the nine-month period ended September 30, 2009. The increase in foreign currency transaction gain was mostly due to the effect of the strengthening of the Euro relative to the United States Dollar on the trade receivables denominated in Euro.

INCOME FROM OPERATIONS AND NET INCOME: Income from operations for the nine-month period ended September 30, 2010 was $14,204,698, an increase of 38%, as compared to income from operations of $10,261,540 for the nine-month period ended September 30, 2009. The income from operations is primarily due to revenue of $27,788,385 generated from global license deals for our m-commerce platform, OPUS-M™, Mobile-Diab® and games offset by the cost of revenue of $6,876,510 and the operational cost of $6,707,177. Net income for the nine-month period ended September 30, 2010 was $12,293,661, an increase of 31%, as compared to net income of $9,389,859 for the nine-month period ended September 30, 2009. The basic and diluted net income per share for the nine-month period ended September 30, 2010 was $0.21 and $0.20, as compared to $0.19 and $0.19 for the nine-month period ended September 30, 2009, respectively.

The Group’s operating profits are mainly derived from Hong Kong for which the income tax rate is 16.5%. For the nine-month period ended September 30, 2010, the income tax expense includes a current income tax expense of $2,262,774 (2009: $627,000) and deferred tax credit of $298,045 (2009: nil). The Company’s effective income tax rate for the nine-month period ended September 30, 2010 is 13.8%. The difference between the effective tax rate and the statutory tax rate is primarily as a result of a change in judgment about the realizability of the deferred tax assets of certain subsidiaries of the Company in future years. The change in judgment was mainly due to the successful development and launching of new products.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows for the nine-month periods ended September 30, 2010 and 2009, are summarized as follows:

	2010	2009
	USD	USD
Cash (used in) provided by:
Operating activities	$5,470,559	$(3,068,782)
Investing activities	(10,363,168)	(371,722)
Financing activities	3,256,224	2,068,515
Effect of exchange rate changes on cash	(120,416)	116,434
Net decrease in cash, considering effect of exchange rate changes on cash	$(1,756,801)	$(1,255,555)

Net cash provided by operating activities was $5,470,559 for the nine-month period ended September 30, 2010, which was an increase of $8,539,341 compared to the nine-month period ended September 30, 2009. This increase in cash provided was due primarily to the increase in net income and collections from customers.

Net cash used in investing activities was $10,363,168 for the nine-month period ended September 30, 2010, which was an increase of $9,991,446 compared to the nine-month period ended September 30, 2009. This increase was primarily due to increased cash expenditures for purchase of license rights.

Net cash provided by financing activities was $3,256,224 for the nine-month period ended September 30, 2010, which was an increase of $1,187,709 compared to the nine-month period ended September 30, 2009. This increase was primarily due to private placements that raised net cash proceeds of $3,784,579, as compared to $2,072,950 raised in the nine-month period ended September 30, 2009, net advances of $138,312 from our chief executive officer, offset by the repayment of note payable of $666,667 during the nine-month period ended September 30, 2010.

As of September 30, 2010, we had a working capital surplus of $27,505,640 and stockholders’ equity of $63,352,762.

We have borrowed funds from time to time in the past from our chief executive officer, Eberhard Schoneburg. As of September 30, 2010, we owed our chief executive officer an aggregate amount of $1,127,566, as compared to $1,606,328 at December 31, 2009. During the nine-month period ended September 30, 2010, our chief executive officer advanced an additional $356,051 to the Company, while the Company issued 1,000,000 shares of common stock to settle $760,000 of the notes payable to our chief executive officer. In connection with this stock issuance, the Company also issued warrants to the chief executive officer to acquire 300,000 shares of common stock with a total fair value of $67,500, and which has been accounted for as compensation expense in our statement of income and comprehensive income during the period. The advanced funds bear interest at a rate of 5% per year, secured by the assets of the Company and repayable on demand.

The Company continued to generate income in the third quarter of 2010, and we expect that cash flows generated from 2010 operations and additional financing through various sources will be sufficient to fund the Company’s operations, working capital, and commitment needs for the next 12 months.

Economic conditions in the United States and in foreign markets in which we operate could substantially affect our sales and profitability and our cash position and collection of accounts receivable. Economic activity in the United States and throughout much of the world has undergone a sudden, sharp economic downturn since 2008, following the housing downturn and subprime lending collapse in the United States in 2009 and the sovereign debt crisis in Europe in 2010. Global credit and capital markets have experienced unprecedented volatility and disruption. Business credit and liquidity have tightened in much of the world. Some of our suppliers and customers may face credit issues and could experience cash flow problems and other financial hardships. These factors have had an impact on the timeliness of receivable collections from our customers. The Company cannot predict how this situation will develop and whether trade receivables may need to be allowed for or written off in the coming quarters.

Changes in governmental currency, banking, monetary, and fiscal policies to restore liquidity and increase credit availability may not be effective in alleviating the global economic declines. It is difficult to determine the breadth and duration of the economic and financial market problems and the many ways in which they may affect our suppliers, customers and our business in general. Continuation or further worsening of these difficult financial and macroeconomic conditions could have a significant adverse effect on our sales, collectability of our trade receivables, profitability and results of operations.

Because the Company’s trade receivables are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the Company’s financial statements. Since 2009, the Company has entered into offsetting agreements with customers whereby consideration for the sale of license rights offset against amount payable by the Company related to the acquisition of license rights from the same party. Management of the Company considered it appropriate and advantageous for the Company to minimize cash expenditures and credit risk exposure and thereby entered into such offsetting arrangements. During the quarter ended September 30, 2010, no such offsetting agreement has been entered into. At September 30, 2010, the average age of trade receivables from all customers was 116 days as compared to 128 days at December 31, 2009. The average age of receivables from the Company’s eight largest customers (that represented approximately 25%, 21%, 13%, 11%, 9%, 7%, 6% and 4% of the Company’s total trade receivables) was 176 days at September 30, 2010 as compared to 108 days at December 31, 2009. The average age of trade receivables was calculated based on the aggregate number of days that individual invoices have been outstanding from the invoice date to the balance sheet date divided by the number of outstanding invoices as of the balance sheet date. From January 1, 2010 to November 10, 2010, cash receipt of approximately $10.8 million has been collected from our customers in settlement of the trade accounts and installment receivables, as compared to the cash receipt of approximately $4.6 million collected during the full year of 2009.

Recently Issued and Adopted Accounting Pronouncements

We describe recent accounting pronouncements in Item 1-“Condensed Consolidated Financial Statements - Notes to Condensed Consolidated Financial Statements” Note 1. Basis of Presentation.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2010, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)  Evaluation of Disclosure Controls. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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

(b)  Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting throughout 2010.

PART II–OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

From time to time, legal proceedings or disputes arise in the normal course of business. The Company monitors and reviews these matters and maintains accruals where appropriate.

ITEM 1A – RISK FACTORS

Not applicable.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Part I, “Note 12. Stockholders’ Equity”.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 – [REMOVED AND RESERVED]

ITEM 5 – OTHER INFORMATION

On July 16, 2010, we held our annual stockholders’ meeting, at which our stockholders (i) elected four directors to hold office until the next annual meeting of stockholders, and (ii) ratified the selection of KPMG, Certified Public Accountants, Hong Kong as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2011. Proxies representing 37,174,651 shares of the common stock eligible to vote at the meeting, or 61.35% of the outstanding common shares, were voted. The vote on each matter was as follows:

I.	Election of Directors

Nominee	Total Vote for Each Nominee	Total Vote Withheld from each Nominee	Broker Non-Votes	% Votes For*
Eberhard Schoneburg	22,175,362	217,032	14,782,257	99.03%
Claudia Alsdorf	22,266,341	126,053	14,782,257	99.44%
Dr. Gert Hensel	22,266,291	126,103	14,782,257	99.44%
Rene Jaeggi	21,786,734	605,660	14,782,257	97.03%

*	Excludes broker non-votes.

II.	Ratification of Appointment of Independent Registered Public Accounting Firm

For	Against	Abstain	Broker Non-Votes	% Votes For
36,739,776	115,538	319,337	—	98.83%

A current report for Form 8-K was filed for such instance on July 20, 2010.

On September 2, 2010, we appointed Mr. Kazutoshi Miyake as a new member of the Board of Directors and Audit Committee. Mr. Miyake replaces Claudia Alsdorf, who resigned as a member of the Board of Directors and Audit Committee effective September 1, 2010.

ITEM 6 – EXHIBITS

10.5
Amendment to Employment Agreement, dated July 1, 2010 between the Registrant and Eberhard Schoneburg (Incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K/A filed on July 7, 2010)

14.1	Amended and Restated Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2010)

31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-1(a) or Rule 15d-14(a) (authorized by Section 302 of the Sarbanes-Oxley Act of 2002)

31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-1(a) or Rule 15d-14(a) (authorized by Section 302 of the Sarbanes-Oxley Act of 2002)

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTIFICIAL LIFE, INC.
Date: November 11, 2010
By: /s/ Eberhard Schoneburg Name: Eberhard Schoneburg Title: Chief Executive Officer

By: /s/ Frank Namyslik Name: Frank Namyslik Title: Chief Financial Officer