Form 10-K
period 2010-12-31
ARTIFICIAL LIFE INC
filed 2011-08-03
CIK 1070361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K T (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):

Yes  ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant on June 30, 2011, based on the closing price on that date of $0.36 on the Over-The-Counter Pink Sheet, was approximately $20 million. For the purposes of calculating this amount only, all directors and executive officers of the Registrant have been treated as affiliates.

As of July 31, 2011, the Registrant had 66,457,282 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

We own or have rights to certain trademarks that we use in connection with the sale of our products, including, but not limited to, the following: Smart Engine™, OPUS-M™, GluCoMo™ MoPA-TV™, SmartBot™, V-Girl™, V-boy™, ToonMates™, V-disco™, V-penguins™, Poli-the-Bear™, iDroidsMania™, iSoccer Backstreet™, and Verminator™. This Form 10-K may also contain trademarks, trade names, and service marks that are owned by other persons or entities.

References in this annual report on Form 10-K to the “Company,” “we,” “us,” and “our” is to Artificial Life, Inc., a Delaware corporation or any of its 100% owned subsidiaries.

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

PART I

ITEM 1. BUSINESS

General and History

Artificial Life, Inc., a Delaware, USA, corporation with global headquarters and production center in Hong Kong and office in Berlin, Germany, is a pioneer and global full service, content and technology provider for smart phones and tablet devices. The Company provides software in a wide variety of mobile products such as mobile games and entertainment, mobile TV, mobile business applications and mobile commerce platforms.

Artificial Life, Inc. was founded in 1994 by Eberhard Schoneburg, our current president, chief executive officer, and chairman. After a management buy-out in 1997 by our CEO, we had an initial public offering in December 1998 and our shares were listed on the NASDAQ Small Cap Market. From 1998 until the end of 2001, we developed so-called smart agent driven Internet software, the precursors of today’s avatar technology. With the demise of the Internet industry, we changed our business model in 2002 and started developing mobile phone applications and have since become one of the leading developers and publishers of content and technology for so called smart phones and wireless tablet devices with over 60 million downloads generated in just over 2 years.

In 2010, we relocated our headquarters from Los Angeles, CA, USA to Hong Kong. Our shares currently trade on the Over-The-Counter Pink Sheet market (OTCPK) under the ticker symbol ALIF, with a secondary listing in Germany on the Entry Standard market segment of the Frankfurt Stock Exchange under the ticker symbol AIF.F (Xetra: AIF.DE).

We have won numerous industry awards for our products such as the global Best Mobile Game Award by Ericsson and the Hong Kong Digital Entertainment Excellence Award for the Best Mobile Entertainment Product. In 2008, Deloitte Touche Tohmatsu recognized us as one of the fastest growing companies in Asia.

For further details about Artificial Life and our products, please visit our various websites:

www.artificial-life.com

www.green-cortex.com

www.opus-m.com

www.mopa-tv.com

www.botme.com

References in this document to our website addresses do not constitute incorporation by reference of the information contained on the website. The information on our websites is not part of this or any other report Artificial Life files with or furnishes to the Securities and Exchange Commission.

Background

Originally (from 1997 – 2001) we developed Internet technology and ALife SmartBot™ Internet products in the areas of general information retrieval, customer self-help, self-service applications, and direct marketing on the Internet as well as wealth building and investment portfolio management for major international banks and financial institutions. We were also pioneers in the field of (animated human-like) intelligent user interfaces for online and mobile devices. Many of our applications can communicate with the user via a life-like, three-dimensional graphical interface, which are now commonly known as “avatars.” These avatars may also be customized for specific client and branding purposes.

In 2002, we have re-focused our efforts and business towards on mobile software technology and content development and have become a global, full service mobile software provider and mobile application publisher, developing and distributing m-commerce applications, mobile games, mobile TV formats, mobile business applications, and mobile software technology in general worldwide.

Today, most of our products are based on a newly developed m-commerce platform called OPUS-M™ and our own proprietary ALife-SmartEngine™ technology and our SmartEngine Mobile Platform (“SEMP ™”), which is a server-side middle ware used to develop and deploy our mobile applications. For further details, please see our websites www.artificial-life.com and www.opus-m.com for more details about our core technology.

PRODUCTS

Our main revenue source (approx. 54% of revenues) for 2010 was generated from sales of OPUS-M™. OPUS-M™ is a newly released (January 2010), powerful carrier grade m-commerce platform (see below for more details).

Our second key revenue source was mobile games, especially for 3G devices such as the iPhone and iPad and other smart phones and tablet computers. Through April 2011, we had generated over 60 million downloads worldwide for such devices. Our mobile games are sold primarily through reseller channels or under contract with major mobile carriers and operators worldwide. Certain of our games are sold via retailers to handset manufacturers who pre-install the games on their handsets before they are shipped to end users. In addition, we sell directly to end users via our own web portal, www.botme.com .

Our mobile business applications and especially our mobile health care applications are our third key revenue contributors. We sell them either directly to clients or through resellers and distributors. We currently sell three main mobile business applications: (1) GluCoMo™, a mobile blood sugar monitoring system for diabetes patients (an extension and improvement of our Mobile Diab® product); (2) NeuroDerMo (formerly named “Mobile Neurodermitis”), a mobile monitoring solution for patients suffering from neurodermatitis (a skin disease); and (3) Mobile Property, a mobile service for property agents.

 In addition to OPUS-M™, mobile games and business applications, we currently offer and sell other distinct mobile software packages as well:

- Mobile controlled TV (MoPA-TV™ since mid 2007)

- Augmented Reality

Our interactive TV technology platform MoPA-TV™ and special interactive TV show formats are sold to TV stations and TV format and content producers. For more details see www.mopa-tv.com.

Finally, since 2009 we have been a provider of augmented reality technology and applications (see our website www.artificial-life.com for more details). We implement augmented reality projects for stand alone applications and also provide augmented reality interfaces as part of OPUS-M™.

OPUS-M™

Artificial Life has worked for several years on the development and distribution of cutting-edge mobile games and applications for many mobile operating systems and platforms, having developed a vast catalogue of proprietary tools, technology, and mobile products.

OPUS-M™ is a culmination of Artificial Life’s experience, expertise, and insight regarding customers’ needs for an m-commerce platform that will drive sales and facilitate mobile integration. Some of Artificial Life’s previous mobile products, such as the powerful Smart Engine (“SEMP™”) technology, and various core mobile modules to support carriers and operators, have been replaced and expanded upon, to create the new, powerful OPUS-M™ carrier grade mobile commerce platform.

OPUS-M™ allows clients to build their own m-commerce shop or application. The architecture of OPUS-M™ enforces and supports a modular and very flexible format made up of client selectable components catered to the specific needs of each customer, whether that be increased security, massive transaction support, enhanced mobile features, or enhanced application browsing. OPUS-M™’s components are separated into three layers outlined below: the Core, the Service Layer, and the Application Layer.

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

•

Augmented Reality

With so much to offer, OPUS-M™ appeals to a wide customer base in the mobile market: business customers, content providers, and end-consumers. Clients can select their individual set of modules needed, providing support for social networking and even the latest augmented reality technology.

Artificial Life also provides hosting services for the platform and applications and cloud computing and data distribution support for its clients. As of June 2011, Artificial Life has released its 2.0 Version of OPUS-M™ which is a cloud based hosted version of OPUS-M™.

MOBILE GAMES

We produce and sell mobile games, especially for broadband networks and smart phones and tablet devices. These games usually have advanced features such as live streaming video, (massive-) multiplayer functions, real time 3D animations, and live social network connections.

Since the launch of the iPhone, iPod Touch and iPad by Apple, Inc., we have focused on developing games for these powerful wireless devices. As of June 30, 2011, we had produced and released 37 applications for the iPhone/iPad and iPod touch., and had generated over 28 million downloads for these devices. The top title was downloaded over 7.45 million times, the second most over 3.63 million times and the third most close to 3.61 million times. The average number of downloads per game was about 0.77 million. We offer paid and non-paid game versions. The paid iPhone games were sold at between USD 0.99 to USD 4.99 with an average price per game of USD 1.43.

We have also gained successful results from penetrating the iPad market. Since the launch of our Linkin Park 8-Bit Rebellion! iPad Edition in April 2010, the game has firmly remained in US Top 20 Paid Music Apps. Other iPad games have also continued to secure their places in the Top 50 charts even months after their releases. The highly popular iPhone games: Amateur Surgeon, Red Bull Racing Challenge, and iSink U have also been ported onto the iPad platform with enhanced features and game play.

Our total number of iPhone/iPod touch/iPad game downloads in 2010 was approximately 15.8 million worldwide, a significant increase of 88%, as compared to approximately 8.4 million worldwide downloads in 2009.

The distribution of game downloads by region is: 43% in North America, 34% in Europe and Africa, 18% in Asia Pacific, 3% in Latin America and 2% in the Middle East. The Top 5 countries in terms of download numbers for our products are: United States, United Kingdom, France, Germany, and Canada (with 39%, 10%, 5%, 5% and 4% of downloads respectively).

Even though most of our games are designed for 3G and smart phones and tablets, we also build versions of our games to cater to lower-grade phones such as 2G and 2.5G phones and networks. Currently, we still actively sell 15 mobile Java games. A full catalog of our game titles may be found at www.botme.com, www.artificial-life.com, and www.m-botme.com on the iPhone WAP portal.

The total cumulative number of games sold and downloaded exceeded 60 million as of June 30, 2011.

Besides the iPhone/iPod Touch/iPad platforms and Java, we are also supporting Android, Google’s new open source platform for mobile devices and Microsoft’s Window Mobile 7 platform.

MOBILE BUSINESS APPLICATIONS (GLUCOMO™ , NEURODERMO & MOBILE PROPERTY)

Artificial Life currently offers three major non-gaming business applications:

-

GluCoMo™

-

NeuroDerMo

-

Mobile Property

GluCoMo™

GluCoMo™ is an innovative and interactive mobile diabetes monitoring and patient coaching system, which is an extension and improvement of our former Mobile Diab® product. It consists of an interactive mobile phone client component for patients to monitor their levels of blood sugar, blood pressure, bread unit intake, weight, and physical activities. The monitoring data from the user’s phone is automatically transferred via secure wireless networks to a centralized telematic platform and is then made accessible to doctors for analysis through a secure and specialized interface on the Internet. Doctors can then set up automated alerts, advice messages, and schedules to send to patients when certain data points are exceeded. GluCoMo™ is our first healthcare application based on Mobile Diab® for the iPhone in 2010. This first newly launched healthcare iPhone application for monitoring and coaching diabetic patients, has received positive results with the achievement of being in the US Top 50 Healthcare & Fitness Applications.

For more details see: www.glucomo.com

NeuroDerMo

NeuroDerMo (formerly named “Mobile Neurodermitis”), the second in the series of mobile healthcare products, is a mobile telemedicine and healthcare solution allowing patients, caregivers, doctors, and hospitals to share and communicate through mobile mediums such as smart phones, tablets, netbooks and other mobile internet devices.  The goal is to track changes in skin conditions by closely monitoring many variables (such as redness, itchiness, etc.), which is facilitated by mobile data sharing and smart back-end processes. The NeruoDerMo application will enable remote and real-time monitoring and management of patients by doctors and hospitals with enhanced healthcare services which can result in a reduction in administration costs.  NeuroDerMo offers an easily accessible repository of monitoring data for the neurodermatitis condition for patients to share with friends, families and caregivers. NeuroDerMo is launched as a management solution for this segment of the population suffering from neurodermatitis and can be used as an aid in the successful treatment of the condition. This product leverages our OPUS-M™ platform for end-consumers, healthcare providers and healthcare businesses. The product follows the Company’s successful launch of their first healthcare monitoring mobile application GluCoMo™, a diabetes monitoring mobile application on the iPhone and iPad.

For more details see: www.artificial-life.com

Mobile Property

Mobile Property delivers real estate property descriptions along with multimedia assets (like graphical floor plans, images, and videos) in real time to mobile phones in an easy to use format. The system simplifies the property search process for the customer, while at the same time projecting a wider marketing campaign for the real estate agent. The mobile software uses a unique combination of mobile technology, an internet property portal, and a content search engine. It increases the efficiency and productivity of the real estate agent and raises the profile of the real estate agent in the marketplace by providing a real time reporting and analysis module.

MOPA-TV™: MOBILE CONTROLLED INTERACTIVE TV SHOWS AND FORMATS

MoPA-TV™ is an interactive, real time interface technology for live TV shows. It allows TV viewers to participate in live TV shows from their home and to see themselves represented as an interactive 2D or 3D avatar on their TV screen in real time interacting with other MoPA-TV™ players or the TV show host.

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

MoPA-TV™ can also be used at large live events using oversized indoor or outdoor digital screens. We successfully launched the first such live quiz show with the German Soccer club FC Bayern Munich at their famous Allianz Arena, which seats approximately 70,000 participants and also successfully implemented MoPA-TV™ at the 12th IAAF World Championships in Athletics Berlin 2009™ to entertain the audience in the Olympiastadion Berlin and at event sites in Berlin.

For more details see: www.mopa-tv.com .

AUGMENTED REALITY

We launched a new line of products using augmented reality technology. This technology allows the inclusion of realistic and interactive 2D or 3D animations and renderings as well as information to appear seamlessly in video footage or live video streams to enhance game play or user experience in a diverse range of applications.  Various supporting technologies will be leveraged in the creation of the augmented reality application lineup including image recognition, face detection, and object tracking. By combining mobile device cameras with location information, map data, and compass readings, virtual items can become part of the real world view through devices with cameras.

The new product line includes new mobile games as well as new mobile business and lifestyle applications. In 2010 we have launched a pilot augmented reality application for a marketing event of German Axel Springer Verlag. We intend to release more such apps in 2011. We will develop these new products in-house and also co-operate with other third parties and major research institutions in this field. Some products will be jointly developed with major global brands.

For more details see: www.artificial-life.com

MOBILE MUSIC

We launched an iPhone game application featuring the award-winning British music artist, Robbie Williams’ new music from the album “Reality Killed the Video Star”, which incorporates cutting-edge 3D game play of the rally driving game genre. The game was released in parallel with the new album, featuring the music and key visual themes of the record.

In 2010, we released Linkin Park 8-bit rebellion, our first massive multiplayer, social community based game featuring Linkin Park’s music on iPhone, iPod Touch and iPad. Linkin Park is a multi-platinum, two-time-Grammy-winning rock band. The game was an immediate success and reached #1 rankings for music and adventure games in many countries including the USA since its launch.

MOBILE AGGREGATION AND DISTRIBUTION: DIRECT TO CONSUMER SALES BOTME.COM AND M-BOTME.COM

We have further expanded our global reach through the establishment of an off-deck web portal with which we are selling our products directly to end users. Our mobile and mobile WAP portal sites are www.botme.com and www.m-botme.com .

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

Business Strategy

Our business strategy and goal is to establish the Company as the leading full-service broadband mobile content and m-commerce provider. We have been focusing on four key markets: mobile commerce platform (OPUS-M™), mobile games, mobile TV, and mobile business applications. In addition, we offer consulting services, customization services, custom product development for clients, and product placements and mobile marketing as well as mobile distribution and aggregation.

By covering the whole range of broadband mobile software since the middle of 2007, we have successfully established multiple and independent revenue streams for the Company. We believe that this mix of revenue streams is the basis for our current success and profitability, and we intend to continue to expand our business on this basis.

We support all major mobile platforms, including Java, Brew, Symbian, iPhone/iPod Touch, iPad, Android and Windows Mobile 7 and have the technical tools and capabilities to launch mobile products on over 1,500 handset types globally.

During 2010, the strong growth and demand for iPhone/iPod Touch/iPad and smart phone products encouraged us to develop more iPhone/iPod Touch/iPad games and applications and to expand into more mobile growth sectors globally. We are currently venturing into the social gaming and social business application arena. Based on our powerful OPUS-M™ platform, new engaging and innovative social network business products are scheduled for release in 2011.

To satisfy the increasing demand for Android and smart phone content from our partners, we have ported some of our games to the Android platform and plan to launch Android versions for most of our existing and successful iPhone/iPod Touch/iPad applications and games. The focus will be on engaging social network games and augmented reality games and applications.

We also plan to launch several groundbreaking new Android business applications and to port our GluCoMo™ and NeuroDerMo products to Android. We plan to release a series of Android applications and games in 2011 with the first batch of products to be released in the first half of 2011. We also plan to release more Windows Phone 7 products as well in 2011 and to further enhance our flagship product OPUS-M™ in 2011 with the addition of several new functional modules such as augmented reality interfaces. In 2011, our new subsidiary, Green Cortex, Inc. is expected to start its full operations and to launch its first products to consumers.

Our target markets so far have primarily been Asia and Europe. With the re-location of our headquarters to Hong Kong, we plan to continue to expand business in these areas but also expect more business in Africa and the Middle East in 2011.

We are also considering strategic acquisitions of intellectual property and other companies with businesses that are complimentary to ours. In December 2010, we established a Cayman Island subsidiary, called Artificial Life Investments Ltd., that will serve as the dedicated investment vehicle of the Artificial Life Group. We have already made minority investments into ARE Augmented Reality Europe UG and M-Health Middle East, Ltd. We intend to make further investments in 2011, acquiring equity stakes in companies that we consider to be valuable extensions of our core business. We anticipate that our investment focus will be on certain mobile technologies such as augmented reality and optical recognition technologies, telemedicine, social networking and general business applications for mobile devices based on iPhone/iPad and Android operating systems. Our press release dated July 18, 2011 disclosed on our Company’s website:  www.artificial-life.com  includes further details on the new business strategy and strategic goals for the upcoming years.

Marketing and Sales

In 2010, we further strengthened our position as a global provider of full-service mobile software by offering a wide variety of mobile products such as mobile games and entertainment, mobile TV, mobile distribution and aggregation, mobile business applications, and our cutting-edge mobile commerce platform OPUS-M™.

We continued to market and expand the distribution of our products in Europe, Asia, and the United States by entering into various strategic relationships. Our products are now sold in over 100 countries through resellers and telecom partners and in over 80 countries through Apple’s App Store/iTunes distribution platform. The majority of our new revenues in 2010 were related to or derived from OPUS-M™ since its commercial launch in the first quarter of 2010. OPUS-M™, with its broad appeal, flexible module selection concept, competitive pricing, hosting support and comprehensive feature set is our current key product and we anticipate that it will be the basis for our future expansion. We plan to continue to intensify marketing of OPUS-M™ by working with affiliate partners who will support and sell OPUS-M™ in various foreign markets on our behalf.

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

Key Strategic Alliances

Relationship with 3M

In October 2009 we signed an investment and alliance agreement with 3M Company to collaborate on projects related to the research and development of new mobile device products and technology. In addition, the Company and 3M agreed to cooperate in connection with the marketing of certain of the Company’s existing and new products in the following areas:

•

General mobile and broadband applications and technologies

•

Digital Watermarking

•

Virtual reconstruction of 2D and 3D objects

•

Augmented Reality

•

3D Image processing

•

Object recognition

•

Mobile Healthcare and Diabetes Solutions

•

Mobile Marketing and M-Commerce Platform

We believe that cooperation with 3M will allow us to create innovative business and lifestyle applications for one of the leading innovators in the business world and the general public. 3M has also become a major shareholder in our Company since 2009.

In December 2010, we entered into a second co-operation agreement with 3M. In early 2011, the Company and 3M agreed to launch the first three distinct pilot projects together to co-develop innovative mobile products.

In May 2011 we launched the first of three scheduled “lighthouse projects” (key reference projects) with 3M.

Relationship with Apple Inc.

We are an accredited and registered developer for the iPhone/iPad and iPod Touch platforms from Apple. We are also an authorized hardware developer for Apple. Since December 2008, we had launched 37 iPhone/iPod Touch/iPad games and applications and intend to continue releasing new games and applications in 2011. These games and applications are sold directly to consumers through the online Apple shop and iTunes platform. In 2011, we will also continue to support and develop applications for the iPad.

Relationship with Cartoon Network

In 2007, we signed a development agreement with the Cartoon Network, Inc. Cartoon Network (CartoonNetwork.com) is watched by an estimated 200 million households in over 120 countries around the world. Cartoon Network is Turner Broadcasting System, Inc.'s ad-supported cable service that offers animated entertainment for kids and families.

The contract relates to the development of game applications for wireless platforms based on games published by Adult Swim, Cartoon Network's late night programming block showcasing original and acquired animation for young adults aged 18-34. We have released the first successful joint product, Amateur Surgeon, for the iPhone and iPod Touch platform. The game has been in the top-100 ranking since launch under the “Adventure” and “Strategies” categories in most of the countries where the game is available. Since then, we have released several other successful iPhone/iPad games for Cartoon Networks. In the first quarter of 2011, we released their popular Robot Unicorn Attack game for the Windows Mobile 7 platform. We have also entered into contracts for development and consulting work and expect to continue launching additional titles in association with Cartoon Network in 2011.

Relationship with Red Bull

In 2008, we signed a license and game contract with Red Bull to bring the exciting Red Bull Air Race World Championship series to the iPhone/iPod Touch platform. This game was our first advertisement-based game and was released in 2009. In 2010, the year in which Red Bull won the Formula One title for the first time in history, we also launched Red Bull Racing Challenge, the Formula One racing game for Red Bull.

Relationship with BMW

In 2008, we signed an agreement with the German luxury car maker BMW to develop and launch an iPhone/iPod Touch game that features and promotes the new upcoming BMW Z4. Part of the agreement is also a license relating to the development of a racing game featuring the BMW Formula 1 car. We launched BMW Expression of Joy Z4 Lite, BMW Z4 Experience and BMW Sauber F1 Team Racing 09.

Relationship with soccer club FC Bayern Munich

In 2008, we signed a two-year exclusive license agreement with the famous German soccer club FC Bayern Munich to develop and launch at least two interactive 3D soccer games based on the players of the club for the 2008/09 and 2009/10 seasons. In 2010, we entered into a second agreement to develop and show interactive mobile quizzes based on MoPA-TV™ featured on the outdoor digital screens in the Allianz soccer arena. In mid 2010, we signed another two-year license agreement to develop and launch FC Bayern Munich soccer games for Android and iPhone/iPad platforms of which the first is scheduled for release in Q2 2011.

Relationship with Linkin Park and Warner Bros. Records

In 2009, we signed a three-year license agreement with multi-platinum, two-time-Grammy-winning rock band Linkin Park and Warner Bros. Records to launch a social community based massive multiplayer music game featuring Linkin Park’s music on iPhone. We launched this product in the first quarter of 2010.

Relationship with Starz Digital Media

In 2009, we signed a license agreement with Starz Digital Media to launch an iPhone game inspired by the horror movie “Pandorum” for Overture Films, which game was released in the third quarter of 2009.   In addition, we jointly developed the official Spartacus: Blood and Sand mobile game designed for iPhone and iPod Touch with the Company. The game was released in January 2010.

Relationship with Robbie Williams

In 2009, we signed an agreement with Robbie Williams, the multi-BRIT-Award-winning music artist, to launch an iPhone game application featuring Robbie Williams’ new music from the album “Reality Killed the Video Star” and incorporating cutting-edge 3D game play of the rally driving game genre. The game was released in the 2009.

Agreements with Mobile Operators and Resellers

In 2010, we further expanded our global reach to end users by signing up new mobile operators and carriers as distributors for our products. As of today, we have entered into agreements with telecom carriers to make our products available in over 100 countries and all key mobile markets worldwide, including Australia, Austria, Brunei, Canada, China, Croatia, Denmark, Finland, Germany, Greece, Holland, Hong Kong, Hungary, India, Israel, Italy, Japan, Latvia, Lithuania, Luxemburg, Malaysia, Mauritius, New Zealand, Poland, Spain, Sweden, Switzerland, South Africa, Taiwan, the United Kingdom, the USA, and many other markets.

We have also entered into agreements with more resellers of mobile devices to pre-install our games on mobile phones. We are continually evaluating additional strategic potential alliances globally for marketing and re-selling of our products and applications.

We have established over 1,000 active direct and indirect sales channels for our products.

Significant Agreements and Events of the Past Year 2010

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

•

In January 2010, we launched the official mobile game for the Starz Entertainment TV series Spartacus: Blood and Sand with Starz Digital Media. This is the second iPhone game collaboration between Starz Digital Media and Artificial Life to develop official movie mobile games.

•

In January 2010, we announced our new OPUS-M™ product, one of the most comprehensive m-commerce platforms to be released into the mobile market. OPUS-M™ is a modular, carrier-grade m-commerce platform for business customers, content providers, and end-consumers. OPUS-M™ was released in the first quarter of 2010.

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

•

In May 2010, we established a new subsidiary, named Green Cortex, Inc., a company based in Hong Kong, to develop sustainability products and to venture into the booming green IT business. It will combine mobile broadband technology, augmented reality and artificial intelligence technology to target a range of green IT markets globally with a mission to minimize global carbon footprints and energy consumption. The unique approach of the Company is to combine leading edge mobile technology with artificial intelligence to develop unique and innovative products in this field .

•

In July 2010, we relocated our global headquarters from Los Angeles back to Hong Kong to minimize overhead and reduce production cost.

•

In July 2010, we appointed our former global controller, Frank Namyslik, as the new chief financial officer. Mr. Namyslik took over the position from our current CEO.

•

In August 2010, we announced the launch of the OPUS-M Affiliate Program (OAP) enabling technology solution providers to sell and offer services for OPUS-M™, our modular, carrier grade, m-commerce platform. Affiliates will be able to sell, customize and support OPUS-M™ enabled solutions, creating new revenue opportunities.

•

In September 2010, we appointed our former independent consultant in Japan, Kazutoshi Miyake, as the new member of the Board of Directors and Audit Committee. Mr. Miyake replaced Claudia Alsdorf, who resigned as a member of the Board and the Audit Committee following her acceptance of a new position as CEO of a start-up mobile company.

•

In September 2010, we announced the launch of GluCoMo™ (short for: “Glucose Monitor”) on Apple’s App Store. GluCoMo™ is a diabetes management solution leveraging OPUS-M™ platform for end-consumers, healthcare providers and healthcare businesses and is the first in a series of planned mobile healthcare products.

•

In October 2010, we became one of the first mobile game publishers selected by Microsoft to develop games and applications for the Windows Phone 7 platform. We will bring our hit title: Red Bull Racing Challenge on the Windows Phone 7 platform.

•

In November 2010, we announced the expansion of our product portfolio onto the Android platform and development of brand new titles specifically for Android.

•

In December 2010, we announced the upcoming launch of OPUS-M™ 2.0, a modular, carrier-grade m-commerce and e-commerce platform for business customers, content providers, and end-consumers, which is scheduled to release in the first quarter of 2011.

•

In December 2010, we dissolved our wholly-owned subsidiary, Artificial Life America as it was inactive.

•

In December 2010, we established a new subsidiary, Artificial Life Investment Ltd., a company based in Hong Kong, to serve as a dedicated investment vehicle of Artificial Life and completed our first investment in M-Health Middle East, Ltd.

•

In December 2010 we signed a second cooperation agreement with 3M Company to jointly develop mobile applications.

Competition

The market for most of our products and services is still emerging and constantly evolving. Competition may intensify as the markets mature and more established software companies may become increasingly involved.  Barriers to market entry may be considered as relatively insubstantial. However, we believe that we have a strong market position and a technical lead especially in the 3G area due to the use of our SEMP™ and OPUS-M™ platforms, which allow us the effective production of high quality mobile games and applications.

The following companies may be considered potential competitors even though none of them has yet, to our knowledge, produced any direct competing product to us: AirStrip Technologies; AisleBuyer; Arimaan Global Consulting; Bandai Networks Co., Ltd.; Capcom Co., Ltd; Chillingo, Ltd.; Com2uS Corp.; CYBIRD Co., Ltd.; Digby; Digital Chocolate, Inc.; Digital River, Inc.; Eidos Interactive Ltd. (under SCi Entertainment Group); Electronic Arts, Inc.; Gameloft GAMEVIL, Inc.; Glu Mobile; G-mode Co., Ltd.; golive! Mobile; Hands-On Mobile; hSenid Mobile; Hudson Entertainment, Inc.; id Software LLC; IQMax, Inc.; Konami Digital Entertainment, Inc.; KongZhong Corp.; LifeScan, Inc. (under Johnson & Johnson Company); Luna Innovations Inc.; MEDecision; Merge Healthcare Inc.; Mobicart; Motricity, Inc.; mPUSH; Netbiscuits; ngmoco, Inc.; Oberon Media, Inc.; Oracle Corporation; Pearl-in-Palm Information Technology Ltd.; Player One Ltd.; PopCap Games, Inc.; SAP AG; SEGA Mobile, division of SEGA Corporation; Square Enix Co., Ltd.; SurfKitchen; Sweb Apps; Sybase, Inc.; Taito Corp.; THQ Wireless Inc.; Ubisoft Entertainment; Vital mHealth; and WellDoc, Inc.

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

Employees

As of December 31, 2010, we, together with our subsidiaries, had 45 full-time employed staff, of whom 38 are engaged in research, engineering, product development, sales, marketing, and technical support and the balance in management and administrative positions. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages and consider relations with our employees to be good.

We also work with a varying and growing number of long-term and short-term contractors, testers, business consultants and non-employed part-time and full-time staff to support our operations. In 2011 we intend to outsource more of our development to reduce fixed cost and increase efficiency.

Research and Development Expenses

See Item 7 for a description of research and development expenses.

General Market Conditions

Economic conditions in the United States and in foreign markets in which we operate have substantially affected our sales and profitability and our cash position and collection of accounts receivable. Economic activity in the United States and throughout much of the world has undergone a sudden, sharp economic downturn since 2008, following the housing downturn and sub-prime lending collapse in the United States and the global banking crisis in 2009 and the sovereign debt crisis in Europe in 2010.

During the last several years, global credit and capital markets have experienced unprecedented volatility and fiscal disruption. Business credit and liquidity have tightened in much of the world. Some of our suppliers and customers have faced credit issues and could experience cash flow problems and other financial hardships. These factors have had an impact on the timeliness of receivable collections from our customers. Consumer confidence and spending are down significantly.

Especially the debt crisis in the Euro zone has negatively impacted our business. Some of our European clients have experienced substantial liquidity issues during 2010 and 2011. The Company has therefore increased its bad debt allowance for such clients in 2010 according to aging of the accounts receivables from these clients and have provided a full bad debt allowance for receivables of some clients.

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

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

Our Hong Kong headquarter office consists of approximately 8,400 square feet of office space that we lease for US$18,000 per month. The lease expires in December 2011.

Until early 2011 our Berlin office consisted of 7,632 square feet of office space that we leased for US$11,000 per month. In February 2011, we cancelled this lease agreement and entered into a new five-year lease for 3,133 square feet of office space for the European operation in Berlin, Germany that expires in February 2016. The lease requires a monthly rent payment of approximately US$9,410. The lease is in German and contains additional provisions that are typical of a Berlin commercial real-estate lease.

ITEM 3. LEGAL PROCEEDINGS

In September 2008, an action stemming from a disputed minimum-guaranteed artist fee was brought against Artificial Life Europe GmbH in Germany in which a claim of approximately $375,000 was made against the Company.  A court hearing was held in September 2009 before the Regional Court in Berlin. In February 2010, the Court ordered the Company to pay the plaintiff a settlement of approximately $350,000 and all court and attorney fees incurred by the plaintiff. The settlement amount and the estimated court and attorney fees have been accrued as of December 31, 2009. In March 2010, the Company filed an appeal with the Higher Regional Court in Berlin, and no payment will be made until a final judgment is issued by the Court. The court hearing for the appeal was held on March 8, 2011 and the court suggested a settlement deal between the two parties. We offered to pay the counterparty a gross consideration amount of EUR 80,000 (approximately USD 110,000). The offer was accepted by the counterparty and the amount of EUR 80,000 was fully settled on April 6, 2011. The impact of the litigation settlement is included in our consolidated financial statements as of December 31, 2010.

On April 15, 2011, a purported securities class action lawsuit was filed by plaintiff Scott Murray in the U.S. District Court for the Central District of California, against the Company and its CEO. On April 29, 2011, the plaintiff filed a voluntary dismissal of the claim.

On June 6, 2011, Artificial Life Europe GmbH in Germany filed a lawsuit and several legal and financial claims against major German electronic discounter and distributor MEDION AG (WKN 660500, MDN) in the court of Essen (Landgericht Essen), Germany. We claim unspecified substantial damages for breach of contract, intellectual property theft, copyright infringement, breach of confidentiality agreement, and unauthorized download of software from the Company’s computer network. We also claim damages in excess of USD 6 million for non-payment for services provided and non-payment of license fees. We expect total legal costs of approximately EUR 250,000 will be incurred for such claim. The German court has estimated the claim against MEDION AG at EUR 6 million (approximately USD 8.8 million) and charged court fees of EUR 58,000 (approximately USD 85,000). The Company expects a positive outcome of the lawsuit for the Company and expects to collect compensation for services provided to MEDION AG and further damage compensation. However, there is no guarantee that the court will decide in favor of the Company. The Company may also accept reasonable settlement offers from MEDION AG if and when they are presented.

From time to time, other legal proceedings or disputes arise in the normal course of business. The Company monitors and reviews these matters and maintains accruals where appropriate

ITEM 4. [REMOVED AND RESERVED]

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock currently trades on the NASDAQ Over-The-Counter Pink Sheets (“OTCPK”) under the symbol “ALIF.PK.” In addition, our common stock has traded on the Entry Standard of German Stock Exchange under the symbol “AIF.F” (Xetra AIF.DE) The following table sets forth for the periods indicated, the range of the high and low bid quotations for our common stock on the OTCBB. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

2010	Low	High
First Quarter	$0.96	$1.71
Second Quarter	$0.77	$1.42
Third Quarter	$0.70	$1.15
Fourth Quarter	$0.90	$1.25

2009	Low	High
First Quarter	$0.58	$1.49
Second Quarter	$0.63	$1.05
Third Quarter	$0.71	$0.94
Fourth Quarter	$0.85	$1.37

Shareholders

As of July 31, 2011, we had outstanding 66,457,282 shares of common stock, held by approximately 73 stockholders of record. This does not include persons whose stock is held in “street name” accounts through brokers, which amounts to approximately 2,300.

Dividend Policy

To date, we have neither declared nor paid any cash dividends on shares of our common stock. We presently intend to retain earnings to finance the operation and expansion of our business and do not anticipate declaring cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On January 11, 2010, the Company closed a private placement offering with one institutional investor for 83,538 shares of common stock and two-year term warrants to purchase an additional 29,238 shares of common stock. The warrants have an exercise price of $1.30 and are immediately exercisable. The shares of common stock and warrants were issued for an aggregate purchase price of $108,600.

On January 29, 2010, the Company closed a private placement offering with one accredited investor for 387,596 shares of common stock and two-year term warrants to purchase an additional 116,278 shares of common stock. The warrants have an exercise price of $1.80 and are immediately exercisable. The shares of common stock and warrants were issued for an aggregate purchase price of $500,000.

On April 12, 2010, the Company closed a private placement offering with one institutional investor for 1,666,667 shares of common stock and two-year term warrants to purchase an additional 416,667 shares of common stock. The warrants have an exercise price of $1.75 and are immediately exercisable. The shares of common stock and warrants were issued for an aggregate purchase price of $2,000,000.

On April 14, 2010, the Company closed a private placement offering with one institutional investor for 800,000 shares of common stock and two-year term warrants to purchase an additional 400,000 shares of common stock. The warrants have an exercise price ranging from $1.75 to $2.00 and are immediately exercisable. The shares of common stock and warrants were issued for an aggregate purchase price of $925,000, net of placement commissions of $100,000, of which $75,000 was paid in cash and $25,000 was paid through issuance of 20,000 shares of commons stock and warrants to purchase 10,000 shares of common stock. The warrants have a two-year term with an exercise price of $2.00 and are immediately exercisable.

On April 14, 2010, the Company closed a private placement offering with one accredited investor for 200,000 shares of common stock and two-year term warrants to purchase an additional 100,000 shares of common stock. The warrants have an exercise price ranging from $1.75 to $2.00 and are immediately exercisable. The shares of common stock and warrants were issued for an aggregate purchase price of $250,000, net of placement commissions of $25,000, which was paid through issuance of 20,000 shares of commons stock and warrants to purchase 10,000 shares of common stock. The warrants have a two-year term with an exercise price of $2.00 and are immediately exercisable.

On April 14, 2010, the Company closed a private placement offering with one institutional investor for 1,485 shares of common stock and two-year term warrants to purchase an additional 1,485 shares of common stock. The warrants have an exercise price of $0.80 and are immediately exercisable. The shares of common stock and warrants were issued for an aggregate purchase price of $980.

On November 2, 2010, the Company closed a private placement offering with one accredited investor for 250,000 shares of common stock and five-year term warrants to purchase an additional 87,500 shares of common stock. The warrants have an exercise price of $1.47 and are immediately exercisable. The shares of common stock and warrants were issued for an aggregate purchase price of $272,500.

On November 5, 2010, the Company closed a private placement offering with one institutional investor for 1,886,793 shares of common stock and five-year term warrants to purchase an additional 943,397 shares of common stock. The warrants have an exercise price of $1.35 and are immediately exercisable. The shares of common stock and warrants were issued for an aggregate purchase price of $2,000,000.

The issuance of the common stock and warrants was exempt from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act, in accordance with Section 4(2) of the Securities Act and Regulations D and S promulgated thereunder.

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

During the course of 2010, Artificial Life, Inc. continued strengthening its position as a leading full service global mobile software provider by offering a wide variety of mobile products such as mobile games and entertainment, mobile TV, mobile business applications, and our m-commerce platform OPUS-M™.

We are a registered developer for Apple’s iPhone/iPod Touch/iPad platforms and develop games and applications for these platforms and we are a leading publisher of iPhone/iPod Touch/iPad games. Since December 2008, we have released 37 iPhone/iPod Touch/iPad games. We achieved a total number of iPhone/iPod Touch/iPad downloads of approximately 15.8 million in the year of 2010, a significant increase of 88%, as compared to approximately 8.4 million in 2009. The total cumulative number of our mobile games and apps downloaded through April 2011 exceeded 60 million worldwide.

Below is a summary of our iPhone/iPod Touch/iPad sales, download numbers and key ranking statistics through June 2011:

Titles Released since 2008:	37
Number of Countries Selling:	90
Rankings on Apple charts: Top 100: Top 50: Top 10: Top 5: Rank 1:	92% (34 titles) 86% (32 titles) 65% (24 titles) 49% (18 titles) 38% (14 titles)
Number of Countries Reached (Top 10):	74 countries (82% of all countries in which the games are offered)
Duration Staying on Apple charts since 2009: Top 100 for more than 30 days: Top 100 for more than 90 days: Top 100 for more than 180 days: Longest Continuous Top 100:	16 titles 10 titles 7 titles More than 2 years
Licensed Games : Own Branded Games: Free Games : Paid Games	26:11 19:18
Best Performing Game Categories:	Adventure and Racing

In early 2010, we launched our OPUS-M™ product and were successful with our efforts as approximately 54% of our new revenues were related to or derived from this product since its commercial launch, while approximately 27% and 15% of our revenues were derived from the sales of mobile games and Mobile Diab®, respectively.

Revenue mix by product type for 2010 and 2009 was as follows:

	Year Ended December 31,
	2010	2009
OPUS-M™	54%	0%
Mobile Booster™	-%	21%
Mobile Games	27%	51%
Mobile Diab®	15%	22%
NeuroDerMo	1%	-%
Others	3%	6%
Total	100%	100%

OPUS-M™ with its broad appeal, flexible module selection concept, competitive pricing, hosting support and comprehensive feature set is our current key product.

We experienced a 29% growth in overall revenues in 2010 compared to 2009 and remained profitable despite the global liquidity crisis in the Euro zone and other markets.

During the past two years, we have won several major new clients and won follow-up contracts from key brand partners such as the German soccer club FC Bayern Munich, German car manufacturer BMW, Paramount, Red Bull, Turner (Cartoon Networks), Starz Digital Media, Warner Bros. Records, Linkin Park, Robbie Williams and China Unicom.

To support our global growth and expansion, we have financed our operations by the operational cash flow and by occasionally raising capital through equity financings and through loans provided by our founder and chief executive officer. In 2010, we completed private placements of common stock and warrants to several investors, raising gross proceeds of approximately $6 million. This financing provided us with greater financial flexibility to pursue new business opportunities, invest in new technology licenses as the basis for new products and allowed us to develop new key products such as our OPUS-M™ platform.

Even though we saw a major improvement in sales and revenues from 2008 through 2010, we still may experience fluctuations in our future operating results due to a variety of potential factors. Factors that may affect our operating results include the development of the global mobile broadband markets, the general market acceptance of our products, the growth of the smart phone handset and tablet markets, the respective growth of iPhone/iPod Touch/iPad markets as compared to Android and Windows Mobile 7 operating system platforms, the future growth of sales of iPhone/iPod Touch/iPad products and Android products, our ability to sell or license our intellectual property at reasonable price levels, success in creating and entering into strategic alliances, our mix of product and service sales, our response to competitive pressure, timing of payment collected and our ability to attract and retain qualified personnel. In addition to the foregoing industry related factors, the aftermath of the downturn in the global economy and the general financial crisis in the Euro Zone and other markets over the past year could have a negative effect on our operations and revenue in 2011.

Gross profit margins vary from product to product and between products and services. Although we may have some ability to affect our products and services mix, our sales mix may vary from period to period and our gross margins will fluctuate accordingly.

Results of Operations —Year Ended December 31, 2010 compared to Year Ended December 31, 2009

Revenues. Revenues for the year ended December 31, 2010 were $35,505,273 as compared to $27,454,474 for the year ended December 31, 2009. The increase of $8,050,799, or 29%, was primarily due to revenue recognized from global license deals for our m-commerce platform, OPUS-M™, as well as license income from the sales of our mobile health products and our smart phone games and applications.

Cost of Revenues. Cost of revenues mainly consisted of amortization of intangible assets (license rights). Cost of revenues for the year ended December 31, 2010 was $10,330,890 as compared to $5,309,072 for the year ended December 31, 2009. The increase of $5,021,818, or 95%, was primarily due to the increased amortization of additional license rights acquired, write-off of certain license rights.

Gross Margin. Gross margin for the year ended December 31, 2010 was $25,174,383 as compared to $22,145,402 for the year ended December 31, 2009. The increase of $3,028,981, or 14%, was mainly due to increase in revenue recognized from global license deals for our m-commerce platform, OPUS-M™, and our mobile health products offset by amortization of license rights acquired.

General and Administrative Expenses. General and administrative expenses consisted of salary and payroll tax expenses of administrative personnel, rent, professional fees and costs associated with employee benefits, supplies, communications, and travel. Total general and administrative expenses for the year ended December 31, 2010 were $11,584,552 as compared to $5,745,538 for the year ended December 31, 2009. The increase of $5,839,014, or 102%, was primarily due to significant increase in bad debt expense primarily for certain clients in the Euro Zone of approximately $5.2 million, increase in bonus expenses of approximately $0.8 million and professional fees of approximately $0.4 million, offset by decrease in stock-based compensation expense of approximately $0.6 million.

Research and Development Expenses. Research and development expenses consisted of salary, training, consulting, subcontracting, and other expenses incurred to develop and fulfill the design specifications and production of the products and services from which we derive our revenues. Total research and development expenses for the year ended December 31, 2010 were $3,272,722 as compared to $4,523,847 in the year ended December 31, 2009. The decrease of $1,251,125, or 28%, was primarily due to a decrease in consulting expenses of approximately $0.6 million, stock-based compensation of approximately $0.5 million, staff costs, data hosting and web service expenses.

Sales and Marketing Expenses. Sales and marketing expenses consisted of salary and payroll tax expenses of marketing personnel and costs relating to marketing materials, promotional videos, advertising, tradeshow-related expense and public relation activities. Total marketing expenses for the year ended December 31, 2010 were $2,595,828, as compared to $4,086,282 for the year ended December 31, 2009. The decrease of $1,490,454, or 36%, was primarily due to increase in staff costs of approximately $0.6 million, offset by decrease in stock-based compensation of approximately $1.2 million and consulting expenses of $1 million.

Depreciation and Write-off of Fixed Assets. Depreciation and write-off of fixed assets for the year-ended December 31, 2010 was $1,540,300 as compared to $1,664,685 in the year ended December 31, 2009. The decrease of $124,385, or 7%, was primarily due to decrease in write-off of certain fixed assets, offset by an increase in depreciation.

Other (Expenses) Income. Other (expenses) income for the year ended December 31, 2010 totaled $(780,953) as compared to $383,669 for the year ended December 31, 2009. The decrease of $1,164,622, or 304%, was primarily due to the decrease in interest income and a substantial increase in foreign currency transaction loss. The decrease in interest income was due to net late payment charge income of approximately $189,000 in 2009. The increase in foreign currency transaction loss was mostly due to the overall adverse effect of the weakening of the Euro relative to the United States Dollar on the trade receivables denominated in Euro during the year of 2010.

Income from Operation and Net Incomes. Income from operations for the year ended December 31, 2010 was $6,180,981, an increase of 1%, as compared to income from operations of $6,125,050 for the year ended December 31, 2009. The income from operations was primarily due to revenue of $35,505,273 mainly generated from global license deals for our m-commerce platform, OPUS-M™, our mobile health products and games, offset by the cost of revenue of $10,330,890 and the operating cost of $18,993,402. Net income for the year ended December 31, 2010 was $5,495,028, a decrease of 27%, as compared to $7,568,719 for the year ended December 31, 2009. The decrease was primarily due to the increased amortization of additional license rights acquired, write-off of certain license rights and increase in bad debt expense, offset by the increase in license income and decrease in research and development, and sales and marketing expenses.

The basic and diluted net income per share for the year ended December 31, 2010 was $0.09 and $0.09, respectively, as compared to the basic and diluted net income per share for the year ended December 31, 2009 of $0.15.

The difference between the expected and effective income tax benefit recorded for the years ended December 31, 2010 and 2009 is due primarily to changes in the valuation allowance on net deferred tax assets and the expected utilization of available net operating loss carry forwards. At December 31, 2010, the Company had recorded a net current income tax payable of $1,192,941, which consists of estimated state income taxes, and foreign income taxes.

Non-GAAP income from operations and net income are primarily associated with stock-based compensation expenses and deferred revenue not recognized by US GAAP. On a non-GAAP basis, excluding stock-based compensation expense, including deferred revenue that would have been recognized if it were not deferred under US GAAP, as well as the cost of sales associated with the adjustment, our non-GAAP income from operations would be $8,748,479, an increase of 42%, as compared to GAAP income from operations and our non-GAAP net income would be $8,062,526, an increase of 47%, as compared to GAAP net income in 2010.

Stock-based compensation expenses are driven primarily by discrete events that management does not consider to be directly related to our core operating performance. Non-GAAP revenue measure includes deferred revenue that would have been recognized but for GAAP’s revenue recognition requiring the deferral of this revenue upon probable collectability is determined.

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

We believe that the presentation of non-GAAP income from operations and non-GAAP net income, provides important supplemental information to management and investors regarding financial and business trends relating to our financial condition and results of operations.

Reconciliation of GAAP to Non-GAAP Results

The table below sets forth the items included in income from operations and net income that management excludes in computing the non-GAAP income from operations and non-GAAP net income and provides a reconciliation of GAAP to non-GAAP results:

	2010	2009
GAAP income from operations	$6,180,981	$6,125 050
Adjustment for stock-based compensation expense within:
General and administrative	762,482	632,600
Research and development	451,833	506,100
Sales and marketing	401,750	1,246,800
Net deferred revenue	951,433	-
Income from operations excluding stock-based compensation expense and including net deferred revenue	$8,748,479	$8,510,550

GAAP net income	$5,495,028	$7,568,719
Adjustment for stock-based compensation expense within:
General and administrative	762,482	632,600
Research and development	451,833	506,100
Sales and marketing	401,750	1,246,800
Net deferred revenue	951,433	-
Net income excluding stock-based compensation expense including net deferred revenue	$8,062,526	$9,954,219

Liquidity and Capital Resources

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows for the years ended December 31, 2010 and 2009, are summarized as follows:

	2010	2009
Cash provided by (used in):
Operating activities	$5,678,449	$(2,213,329)
Investing activities	(11,746,179)	(5,024,156)
Financing activities	5,684,169	8,295,372
Effect of exchange rate changes on cash	267,734	(132,129)
Net (decrease) increase in cash, considering effect of exchange rate changes on cash	$(115,827)	$925,758

Net cash provided by operating activities was $5,678,449 for year ended December 31, 2010, which was an increase of $7,891,778 compared to the year ended December 31, 2009. This increase in cash provided was due primarily to the increase in net income and collections from customers.

Net cash used in investing activities was $11,746,179 for the year ended December 31, 2010, which was an increase of $6,722,023 compared to the year ended December 31, 2009. This increase was primarily due to increased cash expenditures for the purchase of license rights and fixed assets and capital contribution in new investment.

Net cash provided by financing activities was $5,684,169 for the year ended December 31, 2010, which was an decrease of $2,611,203 compared to the year ended December 31, 2009.  This decrease was primarily due to the private placements completed during the year, raising cash proceeds of $6,057,080, as compared to $8,600,590 during the year ended December 31, 2009, repayment of note payable of $666,667, offset by net advances of $293,756 from our chief executive officer.

As of December 31, 2010, we had a working capital surplus of $9,112,600 and stockholders' equity of $60,326,967.

During the year ended December 31, 2010, we completed private placements raising total cash proceeds of $6,057,080 through the issuance of 5,276,079 shares of common stock and warrants to purchase 2,094,565 shares to a number of investors. As part of this placement, one party received 40,000 shares and warrants to purchase 20,000 shares in satisfaction of $50,000 of accounts payable and 80,000 shares for prepaid consulting expenses of $77,600.

We have borrowed funds from time to time in the past from our chief executive officer, Eberhard Schoneburg. As of December 31, 2010, we owed our chief executive officer an aggregate amount of $2,144,167, as compared to $1,606,328 at December 31, 2009. During the year ended December 31, 2010, our chief executive officer advanced an additional $556,051 to the Company, while the Company issued 1,000,000 shares of common stock to settle $760,000 of the notes payable to our chief executive officer. In connection with this stock issuance, the Company also issued warrants to the chief executive officer to acquire 300,000 shares of common stock with a total fair value of $67,500, and which has been accounted for as compensation expense in our statement of income and comprehensive income during the year ended December 31, 2010. The advanced funds bear interest at a rate of 5% per year, secured by the assets of the Company and repayable on demand.

We continued generate income in the year of 2010, and we expect that cash flows to be generated from 2011 operations and additional financing through various sources will be sufficient to fund the Company’s operations, working capital and commitment needs for the next 12 months.

Economic conditions in the United States and in foreign markets especially the Euro Zone in which we operate have and may substantially affect our sales and profitability and our cash position and collection of trade accounts receivable. Economic activity in the United States and throughout much of the world has undergone a sudden, sharp downturn since 2008, following the housing downturn and subprime lending collapse in the United States and the global banking crisis in 2009 and the sovereign debt crisis in Europe in 2010 and 2011. Global credit and capital markets have experienced unprecedented volatility and disruption. Business credit and liquidity have tightened in much of the world. Some of our suppliers and customers have and may face credit issues and could experience cash flow problems and other financial hardships. These factors have had a substantial impact on the timeliness of receivable collections from our customers. The Company cannot predict at this point in time how this situation will develop and whether trade receivables may need to be written off in 2011 or following years.

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company grants credit to its customers in the normal course of business and generally does not require collateral.

The Company’s standard payment terms are 180 days with most major and long-term customers. Due in part to the global financial crisis, the weighted-average age of accounts receivable from all customers was 167 days on December 31, 2010 as compared to 124 days on December 31, 2009. The weighted-average age of receivables from the Company’s four largest customers (that represented 34%, 27%, 17% and 9% of the Company’s total trade receivables) on December 31, 2010 was 160 days as compared to 123 days represented by the Company’s four largest customers (47%, 27%, 15% and 9% of the Company’s total trade receivables) as of December 31, 2009. The Company assesses the probability of collection from each customer at the outset of the arrangement and during the contract terms based on a number of factors, including the working relationship with the customer, the need to work with the customer to secure sales, the customer’s general business relationship with the Company, its past and current payment history, and its current creditworthiness (if attainable) by common commercial sources and means. If, in management’s judgment, collection of a fee is not probable, the Company does not record revenue until the uncertainty is removed or it defers revenues until the payments are received. On December 31, 2010, trade accounts receivable were approximately $14.6 million as compared to $18 million for 2009. The ratio of accounts receivables to revenues was 41% in 2010 and 65% in 2009. The ratio of accounts receivables to assets was 21% in 2010 as compared to 35% in 2009.

During the year ended December 31, 2010, receivables of approximately $12.5 million were collected in cash from our customers in settlement of the trade accounts and installment receivables. Between December 31, 2010 and July 31, 2011, an additional approximately $1.4 million of the 2010 receivables have been collected. In total, the Company has reduced its total receivables stemming from fiscal years 2007 through 2010 by approximately $65 million, which includes cash, non-cash offsetting and other settlement of approximately $33 million, $20 million and $12 million, respectively.

Because the Company’s trade receivables are usually concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the Company’s financial statements. During the year ended December 31, 2010, the Company entered into agreements with two customers to offset trade receivables of approximately $5 million with accounts payable to the same parties. The offset of these receivables and payables represents a legal right of setoff pursuant to applicable accounting standards. Management of the Company considered it appropriate and advantageous for the Company to minimize cash expenditures and credit risk exposure and thereby entered into such offsetting arrangements.

In 2010, the Company acquired a 19.9% equity stake in a joint venture set up by non-affiliated parties for approximately $12 million. The joint venture and its other shareholders accepted certain accounts receivables from the Company in lieu of cash payment obligations (see Note 6 to the Consolidated Financial Statements). As a result, even though the Company made a significant investment in the year of 2010, the cash used and required in investing activities was not increased substantially during the year. Instead, these transactions led to a decrease in cash required for operating activities, as well as a substantial decrease in the accounts receivable balance, which management deemed appropriate and advantageous for the Company to minimize cash expenditures and credit risk exposure.

Due to standard payment terms of 180 days with most key customers, management estimates that going forward an amount comparable to approximately two full quarters of revenues will remain as receivables on its books. This may be the case until the effects of the global financial crisis diminish and payment terms can be shortened again. Management usually performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. The allowance for doubtful accounts was approximately $7,678,000, including a discount allowance of $620,000, at December 31, 2010, compared to $348,000 at December 31, 2009.

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

Revenues from the licensing of the Company’s software are accounted for in accordance with ASC 985-605, "Software-Revenue Recognition". The Company determines whether product revenue recognition is appropriate based upon the evaluation of whether the following four criteria have been met:

Persuasive evidence of an arrangement - Generally, the Company uses either a customer-signed contract or qualified customer purchase order as written evidence of an arrangement. These contracts are typically non-cancelable by the customer.

Delivery of product - The Company considers delivery to have occurred when the product has been delivered to the customer, the customer has formally tested and accepted the product in writing, and no-post delivery obligations or customer complaints exist.

Fee is fixed or determinable - The Company assesses whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. If the fee is not deemed to be fixed or determinable, the Company will defer revenue and recognize revenue as payments become due and payable (assuming all other revenue recognition criteria are met).

Collection of fee is reasonably assured - The Company assesses the probability of collecting from each customer at the outset of the arrangement based on a number of factors, including the customer's working history with the Company, the customer’s payment history, its current creditworthiness at the time of the contract conclusion and at certain later periods, if necessary, economic conditions in the customer's industry and geographic location, and general economic conditions. If in management’s judgment, collection of a fee is not probable, the Company will defer revenue but recognize related costs.

The Company’s management uses its experience and professional judgment and the business history with its clients concerning the satisfaction of these criteria, particularly the criteria relating to the determination of whether the arrangement fees are fixed and determinable and the criteria relating to the collectability of the receivables in management’s evaluation of each revenue transaction, including those with extended payment terms.

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

Revenues from entertainment products, games, and technologies used in mobile phones are recognized net in accordance with ASC 605-45 “Revenue Recognition – Principal Agent Consideration”. Recognition is net as (1) the Company is not the primary obligor in the arrangements, (2) the amount the Company earns is fixed (the download rate), and (3) the telecommunications carrier and the Company both have credit risk. Revenues are recognized only after the applications have been downloaded by mobile users from the carriers and such downloads have been charged by carriers to end users and these charges are supported by statements received from the carriers.

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

If payment is not timely, we will contact the customer to try to obtain payment. Once all collection efforts are exhausted, the receivable is written off against the allowance for doubtful accounts.

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

Investments

Investments in entities that we do not control but have the ability to exercise significant influence with respect to operating and financial policies, are accounted for under the equity method. Investments in entities in which we do not have the ability to exercise significant influence are accounted for under the cost method. Our investments consist of non-marketable equity investments, which management determined not necessarily be consolidated as of December 31, 2010 and to be accounted for under cost method. The investments are recorded at fair value only if they are determined to be other-than-temporarily impaired and an impairment charge is recognized. Fair values are determined using available quoted market prices. Where an observable quoted market price for for the investment does not exist, we estimate fair value using the income approach. The income approach includes applying revenue multiples to estimated future operating results and estimating discounted cash flows. Management reviews several factors to determine whether a loss is other than temporary, such as of the fair value decline, the financial condition and near term prospects of the issuer, our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

Stock-Based Compensation Expense

The Company has adopted ASC 718, “Share-Based Payment”, using the modified prospective method. ASC 718 requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. ASC 718 also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

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

Recent Accounting Pronouncements

See Notes to the Consolidated Financial Statements, “Note 2. Summary of Significant Accounting Policies” for disclosures related to recent accounting pronouncements.

Off-Balance Sheet Arrangements

At December 31, 2010, we did not have any material off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the index included at Item 15. Exhibits, Financial Statement Schedules.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting in 2011.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, and has assessed its effectiveness using the components established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorization of our management and directors; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Our chief executive officer and chief financial officer concluded that we maintained effective internal control over financial reporting as of December 31, 2010.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only the management’s report in this Annual Report.

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

Name	Age	Position
Eberhard Schoneburg	54	Chairman of the Board, Chief Executive Officer, President
Ernest Axelbank	32	Chief Technology Officer
Frank Namyslik	51	Chief Financial Officer
Kazutoshi Miyake	63	Director
Dr. Gert Hensel	56	Director
Rene Jaeggi	62	Director

Eberhard Schoneburg is currently CEO and Chairman of Artificial Life, Inc. and has been so since its inception in Boston in 1994. He manages all subsidiaries as well. Mr. Schoneburg is a well known IT and mobile industry veteran and entrepreneur. He started over 20 successful companies in this field in Europe, Asia and the USA. Mr. Schoneburg is currently still the largest individual stockholder of the Company. Prior to founding Artificial Life, he founded and managed NEUROTEC GmbH and the BIT Group and their subsidiaries, including a joint venture with Procter & Gamble, in Germany. NEUROTEC at its time was Europe's biggest independent Internet company and launched the first Internet based electronic shopping mall in Europe for Karstadt AG in Germany, one of Europe's biggest retailers. Prior to NEUROTEC GmbH, Mr. Schoneburg founded and served as Chairman of Expert Informatik GmbH, headquartered in Berlin, and specializing in expert systems development, anti-virus programs, and neural network applications in finance. During this time, from 1988 - 1994, he also served and taught as a professor for industrial applications of neural nets and artificial intelligence at the technical university (Fachhochschule) in Furtwangen, Germany. Mr. Schoneburg's previous employment also includes the management of the new technologies department for aerospace systems at Dornier German Aerospace, as well as software and research engineering for consumer electronics at Siemens AG in Boca Raton, Florida, USA. Mr. Schoneburg and his team won numerous awards among them: the First Prize of the Berlin Innovation Award for the development of the first European neural compiler (1990), and the First Prize for the development of an expert system for detecting chemical hazards for Procter and Gamble (1992), the Best Enabling Technology Award by the Multimedia Council, Boston 1999, and the global Best Mobile Game award by Ericsson in 2004. In addition, Mr. Schoneburg is a prominent speaker at industry conferences worldwide and has written five lecture books and more than sixty research papers pertaining to computer viruses, neural networks, evolution strategies and genetic programming. Mr. Schoneburg holds a Master of Science degree in Mathematics from the Freie University in Berlin, Germany.

Mr. Schoneburg was selected to be a director of the Company based in part on his experience as the founder of the Company, his position at the Company, his knowledge of the business sectors in which the Company operates, and his technical background.

Frank Namyslik is our chief financial officer. Mr. Namyslik has extensive management experience in the finance field. He co-founded and managed the BIT Berlin Innovation Technology Group and Neurotech Hochtechnology GmbH in Berlin from 1988 to 1996. From 1996 to 2000, he was Managing Director at Qnet Systems in Frankfurt. From 2003 to 2007 he was Head of Finance of an institute of the University of Arts in Berlin. Mr. Namyslik was the Company’s global financial controller from 2000 to 2002 and since 2007 when he rejoined the Company. Mr. Namyslik holds a Masters of Science degree in Mathematics from Freie University in Berlin, Germany.

Ernest Axelbank is our chief technology officer and has been with our company since March 1999. He supervises and manages all core technology development, mobile technology development, enterprise java development, and security. He also performs pre-sales and business development activities and liaises with partners and clients with requirements specification and deployment details. Mr. Axelbank holds a Bachelor of Science degree in Computer Science with a minor in Art from Northeastern University in Boston, USA.

Kazutoshi Miyake joined our board of directors in September 2010. Mr. Miyake is a well-known and very experienced games industry veteran. He has worked for over 30 years in international business development and various senior management positions from 1972 to 1993 Mr. Miyake was Manager of Nissho Iwai Corp, Japan’s leading trading house. From 1993 to 1994 he was General Manager of Sega Enterprises Japan responsible for Europe, Middle East and Asia Pacific. From 1994 to 2001 he was CEO and COO of Sega Europe. From 2001 to 2003, he held board positions for the following companies: Andromeda, Akaei and Infogrames and Acclaim Entertainment. From 2004 to 2008, he was CEO of Atari Japan, Atari (USA)’s subsidiary. He has been CEO of Stride Asia Ltd., Japan and President of Codemasters Japan since 2003 and 2008, respectively. Mr. Miyake was selected to be a director of the Company based in part on his experience with international business, including experience in high-tech sectors. Mr. Miyake replaced Claudia Alsdorf, who resigned as a member of the board of directors and the Audit Committee following her acceptance of a new position as CEO of a start-up mobile company.

Dr. Gert Hensel joined our board of directors in July 2001. Since January 2000, Dr. Hensel has been the chief operating officer and founder of VICUS Grundstuecksservice GmbH, a real estate management company. From January 1998 to January 2000, Dr. Hensel was the founder and a shareholder of Weiss-Grundstuecksverwaltungs-und Entwicklungsgesellschaft GmbH Erkner, a real estate management company. Since January 1995, Dr. Hensel has been a corporate fiduciary for BIT GmbH, Berlin and a manager of DABU Accounting services. Dr. Hensel was selected to be a director of the Company based in part on his business experience and financial reporting expertise and Dr. Hensel qualifies as an “audit committee financial expert” under SEC regulations.

Rene Jaeggi joined our board of directors in May 2007. He has studied Japanese language and sports at Waseda University in Tokyo. As a sales manager, he joined the tobacco concern Reynolds and moved then to battery manufacturer Duracell. In 1986, he joined Adidas in Herzogenaurach, where he was Chief Executive Officer from 1987 to 1992. In 1996, he founded GRJ AG in Basel. Between 1995 and 2002, Mr. Jaeggi was member of several supervisory boards. Between 1996 and 2002, he was President of FC Basel. In August 2002, he was appointed Chairman of the executive board and Chief Executive Officer of 1. FC Kaiserslautern and from July 2004, he headed the organizational committee at the FIFA branch office in Kaiserslautern as part of the preparations for the 2006 World Cup. Mr. Jaeggi is currently Chairman of the board of directors of Roeder Zeltsysteme & Service AG in Büdingen (Germany) and of Prof. Dr. Walther Mory Maier Engineering AG in Münchenstein (Switzerland), Vice President of OPENLiMiT Holding AG in Baar (Switzerland), member of the board of directors of Messe Schweiz in Basel (Switzerland) as well of Orgatent AG in Grosswangen (Switzerland). In addition, since August 2006, he has been Chairman of the board and Delegate of the board of directors at GRJ AG. Mr. Jaeggi was selected to be a director of the Company based in part on his international business experience and his experience as a director on other boards.

Involvement in Certain Legal Proceedings

On April 15, 2011, a purported securities class action lawsuit was filed by plaintiff Scott Murray in the U.S. District Court Central District of California, against the Company and its CEO. On April 29, 2011, the plaintiff filed a voluntary dismissal of the claim.

We are not aware of any other material legal proceedings, which include criminal conviction, pending criminal proceeding, pending or concluded judgment, injunction, order or decree that are material to an evaluation of the ability or integrity of any director or executive director during the past ten years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and beneficial owners of more than ten percent (10%) of our registered stock to file initial reports of ownership and reports of changes in ownership of our shares with the SEC, and to provide copies of such reports to the company.

As to our knowledge, during the fiscal year ended December 31, 2010, our executive officers, directors or beneficial owners of more than ten percent (10%) of our capital shares had duly filed all reports required under Section 16(a).

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive, financial, and accounting officers. Our Code of Ethics is included as an exhibit to this Annual Report. Artificial Life, Inc. will provide a copy of its code of ethics, without charge, to any person who requests it. Requests should be addressed in writing to Ms. Adeline Law, Investor Relations, Artificial Life, Inc., 26/F., 88 Hing Fat Street, Causeway Bay, Hong Kong.

Director Nominees Recommended by Stockholders

We have not implemented any changes to the procedures by which stockholders may recommend nominees to our board of directors since we last disclosed those procedures in our most recent proxy statement.

Audit Committee and Audit Committee Financial Expert

We have a separately designated a standing audit committee established in accordance with the Exchange Act, as amended. Dr. Hensel and Mr. Miyake are members of the audit committee. The board of directors has determined that at least one person on the Audit Committee, Dr. Gert Hensel, qualifies as a “financial expert” as defined by SEC rules implementing Section 407 of the Sarbanes-Oxley Act. Dr. Hensel also meets the definition of an “independent” director set forth in Rule 5605(a)(2) of the Corporate Governance Requirements of the Nasdaq Stock Market.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides summary information concerning the compensation earned by our executive officers for the fiscal years ended December 31, 2010 and 2009. No other executive officers received compensation from us in excess of $100,000 during those years.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option and Warrant Awards ($)(1)	Non-Equity Incentive Plan Compen- sation ($)	Nonqualified deferred compen- sation earnings ($)	All other Compen- sation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)		(j)
Eberhard Schoneburg	2010	$751,464	$924,725 (4)	$460,000	$67,500	$0	$0	$109,688	(3)	$2,313,377
Chief Executive Officer	2009	$619,920	$837,257	$0	$895,000	$0	$0	$87,750	(3)	$2,439,927
Frank Namyslik(2)	2010	$157,187	$64,817	$276,000	$20,121	$0	$0	$0		$518,125
Chief Financial Officer	2009	*	*	*	*	*	*	*		*
Ernest Axelbank	2010	$131,282	$0	$184,000	$0	$0	$0	$0		$315,282
Chief Technology Officer	2009	$121,861	$29,743	$0	$268,500	$0	$0	$0		$420,104

(1) Represents the grant date valuation of the awards computed in accordance with the ASC 718. For more information, see Note 10 in the Notes to Consolidated Financial Statements.

(2) Frank Namyslik has been working with the Company since 2007 and accepted appointment to the position of the chief financial officer of the Company on July 16, 2010. Prior to his appointment, Eberhard Schoneburg was the chief financial officer.

* Compensation did not exceed $100,000 during 2009.

(3) Represents housing allowance.

(4) The full bonus amount for the year 2010 will be paid through the issuance of shares of common stock at a purchase price of $0.35 per share (the closing price at April 19, 2011).

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

The following table provides information concerning unexercised options and warrants, stock that has not vested, and equity incentive plan awards outstanding as of December 31, 2010.

	Outstanding Equity Awards At Fiscal Year-End Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Eberhard Schoneburg	1,000,000	–0–	–0–	$0.83	12/3/12	–0–	$0	–0–	$0
Chief Executive Officer	1,000,000	–0–	–0–	$0.94	12/3/12	–0–	$0	–0–	$0
	300,000	–0–	–0–	$1.00	7/7/13	–0–	$0	–0–	$0

Frank Namyslik	300,000	–0–	–0–	$0.94	12/3/12	–0–	$0	–0–	$0
Chief Financial Officer	100,000	200,000(2)	–0–	$0.90	7/15/13	–0–	$0	–0–	$0

Ernest Axelbank	300,000	–0–	–0–	$0.83	12/3/12	–0–	$0	–0–	$0
Chief Technology Officer	300,000	–0–	–0–	$0.94	12/3/12	–0–	$0	–0–	$0

(1)

Other than as described below, all grants vest immediately on the date of grant and contingent on continued employment.

(2)

Options vest on an annual basis ratably over a three-year period, beginning on the date of grant. Vesting is contingent on continued employment.

The following table provides information concerning compensation paid by us to our non-employee directors during the fiscal year ended December 31, 2010.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Dr. Gert Hensel	$30,000	$92,000	$0	$0	$0	$0	$122,000
Claudia Alsdorf(1)	$20,000	$0	$0	$0	$0	$0	$20,000
Rene Jaeggi	$60,000	$92,000	$0	$0	$0	$0	$152,000
Kazutoshi Miyake(2)	$20,000	$92,000	$10,444 (3)	$0	$0	$0	$122,444

(1)

On September 1, 2010, Claudia Alsdorf resigned from her position as director of the Company.

(2)

On September 2, 2010, the Board of Directors appointed Kazutoshi Miyake as a member of the board of directors and the Audit Committee.

(3)

Represents the grant date valuation of the awards computed in accordance with the ASC 718. For more   information, see Note 10 in the Notes to Consolidated Financial Statements.

As of December 31, 2010, the current non-employee directors had the following number of shares and options to purchase the number of shares of common stock:

Name	Number of Shares Held	Number of Shares Underlying Unexercised Options (#) exercisable	Number of Shares Underlying Unexercised Options (#) unexercisable
Dr. Gert Hensel	334,797	500,000	—
Rene Jaeggi	100,000	300,000	—
Kazutoshi Miyake	100,000	66,667	133,333

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 30, 2011 regarding the beneficial ownership of our common stock by (i) each person that we believe beneficially owns 5% or more of our common stock; (ii) each named executive officer; (iii) each of our directors and each director nominee; and (iv) all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Information regarding ownership of our common stock by our security holders is based, in part, upon our review of Forms 3, 4, and 5 and Schedules 13G filed with the Securities and Exchange Commission by such persons and information from the agent of our security holders. Unless otherwise noted, each of the security holders listed in the table possesses sole voting and investment power with respect to the shares indicated, and the address of our directors and executive officers is the address of our corporate offices. Shares not outstanding but deemed beneficially owned by virtue of the right of a person or member of a group to acquire them within 60 days are treated as outstanding only when determining the amount and percent owned by such person or group.  As of July 31, 2011, there were 66,457,282 shares of common stock outstanding.

	Shares Beneficially Owned
Name of Beneficial Owner	Amount	Percent of Class
Eberhard Schoneburg (1)	11,694,516	16.9%
Kazutoshi Miyake (2)	166,667	*
Dr. Gert Hensel (3)	834,797	1.2%
Rene Jaeggi (4)	400,000	*
Ernest Axelbank (5)	1,107,095	1.7%
Frank Namyslik (6)	790,000	1.2%
3M Company (7)	6,447,491	9.7%
Arbat Capital Group Ltd. (8)	4,913,524	7.2%
All current directors and executive officers as a group (6 persons) (9)	14,993,075	21.1%

*  Less than 1%

(1)

Includes 2,600,000 shares subject to stock options and warrants that are exercisable within 60 days.

(2)

Includes 66,667 shares subject to stock options that are exercisable within 60 days.

(3)

Includes 500,000 shares subject to stock options that are exercisable within 60 days.

(4)

Includes 300,000 shares subject to stock options that are exercisable within 60 days.

(5)

Includes 600,000 shares subject to stock options that are exercisable within 60 days.

(6)

Includes 400,000 shares subject to stock options and warrants that are exercisable within 60 days.

(7)

The address of 3M Company is 3M Center, St. Paul, MN, 55144.

(8)

The address of Arabat Capital Group Ltd. is 2/10 bld. 1, Bolshaya Polyanka Street, Moscow, 119180, Russia Federation.

(9)

Includes 4,466,667 shares subject to stock options and warrants that are exercisable within 60 days.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2010 about our equity compensation plans under which our equity securities are authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	4,165,000	$0.90	29,575,852
Equity compensation plans not approved by security holders	—	—	—
Total	4,165,000	$0.90	29,575,852

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND
DIRECTOR INDEPENDENCE

Since January 1, 2010, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are to be a party in which the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average total assets at year-end for the last three completed fiscal years and in which any director, executive officer or any member of the immediate family of any of the foregoing individuals has or will have a direct or indirect material interest other than the transactions described below.

Employment Agreements

Under an executive employment Agreement dated July 1, 2006, we agreed to employ Eberhard Schoneburg as President, chief executive officer and chairman of the board of directors. On July 1, 2010, we amended Mr. Schoneburg’s employment contract (“Amendment’). The Amendment became effective on July 1, 2010 and has extended the current employment agreement through December 31, 2014. In accordance with the terms of the Amendment, Mr. Schoneburg will continue to serve as the current and acting chairman of the board of directors, chief executive officer and president of the Company. In addition, Mr. Schoneburg will continue to receive benefits under the current employment agreement with a base salary of $58,594 per month plus performance-based bonuses and housing allowances.

Other Transactions

As of December 31, 2010, we owed Mr. Schoneburg an aggregate of $2,144,167, including accrued bonus of $924,725. The indebtedness bears interest at a rate of five percent (5%) per year and is secured by the assets of the Company. During 2010, we repaid Mr. Schoneburg principal of $262,295 and interest of $60,081 in cash. In addition, we repaid principal of $760,000 through the issuance of 1,000,000 shares of common stock at a purchase price of $0.76 per share (details on note 10).

Director Independence

Of our four directors, we believe that Kazutoshi Miyake, Dr. Gert Hensel, and Rene Jaeggi are “independent directors” as defined in 5605(a)(2) of the Corporate Governance Requirements of the Nasdaq Stock Market.  Mr. Miyake and Dr. Hensel are the only members of our audit committee and our compensation committee. We do not have a standing nominating committee or any committees performing similar functions. The entire board of directors performs the functions of a nominating committee.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

GHP Horwath, P.C. served as our independent registered public accounting firm from May 2002 to April 2010. In April 2010, we dismissed GHP Horwath P.C. and engaged KPMG Hong Kong. In March 2011, we terminated KPMG’s assignment and hired German BDO AG to serve as our independent public accounting firm. However, BDO AG was dismissed by our independent audit committee in June 2011 and Parker Randall CF (H.K.) CPA Limited was engaged as the Company’s independent auditors for the fiscal year 2010 and 2011. The audit committee is responsible for the appointment, determination of the compensation for, retention and oversight of the work of the independent accountant employed to conduct our audits (including resolution of disagreements between the independent accountants and management regarding financial reporting) or other audit, review or attest services. The audit committee must pre-approve all audit services and permissible non-audit services by the independent accountants, as set forth in Section 10A of the Exchange Act and the rules and regulations promulgated thereunder by the SEC. All of the services described below were approved by our audit committee prior to performance. The audit committee has determined that the payments made to its independent registered public accounting firm for these services are compatible with maintaining such auditors’ independence.

Audit Fees

The aggregate fees for professional services rendered by Parker Randall CF (H.K.) CPA Limited, BDO AG, and KPMG in connection with the audit of our annual consolidated financial statements in our Form 10-K and the reviews of our quarterly consolidated financial statements included in our Forms 10-Q for the fiscal years ended December 31, 2010 were approximately $70,000, $246,000 and $166,000, respectively.

The aggregate fees for professional services rendered by GHP Horwath, P.C. in connection with its audit of our annual consolidated financial statements in our Form 10-K and the reviews of our quarterly consolidated financial statements included in our Forms 10-Q for the fiscal years ended December 31, 2009 were approximately $115,000.

Audit-Related Fees

No fees were paid by us for audit-related services rendered by Parker Randall CF (H.K.) CPA Limited and GHP Horwath, P.C. for the fiscal years ended December 31, 2010 and 2009.

Tax Fees

No fees related to professional services rendered by Parker Randall CF (H.K.) CPA Limited for tax compliance matters for the fiscal year ended December 31, 2010. Fees of approximately $8,200 were paid by us for professional services rendered by GHP Horwath, P.C. for tax compliance matters for the fiscal years ended December 31, 2009.

All Other Fees

There were no other fees for other services rendered by Parker Randall CF (H.K.) CPA Limited and GHP Horwath, P.C. for the fiscal years ended December 31, 2010 and 2009.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       List of documents filed as part of this report

1.

Financial Statements

The following consolidated financial statements are included in this report on Form 10-K beginning on page F-1.

•

Consolidated Balance Sheets as of December 31, 2010 and 2009;

•

Consolidated Statements of Income and Comprehensive Income for the Years ended December 31, 2010 and 2009;

•

Consolidated Statements of Changes in Stockholders’ Equity for the Years ended December 31, 2010 and 2009;

•

Consolidated Statements of Cash Flows for the Years ended December 31, 2010 and 2009; and

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

Dated: August 2, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eberhard Schoneburg Eberhard Schoneburg	President, Chief Executive Officer and Director (Principal Executive Officer)	August 2, 2011

/s/ Frank Namyslik Frank Namyslik	Chief Financial Officer (Principal Financial and Accounting Officer)	August 2, 2011

/s/ Dr. Gert Hensel Dr. Gert Hensel	Director	August 2, 2011

/s/ Rene Jaeggi Rene Jaeggi	Director	August 2, 2011

/s/ Kazutoshi Miyake Kazutoshi Miyake	Director	August 2, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Artificial Life, Inc.

We have audited the accompanying consolidated balance sheet of Artificial Life, Inc. and subsidiaries as of December 31, 2010, and the related consolidated statement of income and comprehensive income, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2010 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Artificial Life, Inc. and subsidiaries as of December 31, 2010, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Parker Randall CF (H.K.) CPA Limited

Parker Randall CF (H.K.) CPA Limited

Certified Public Accountants

Hong Kong

August 2, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Artificial Life, Inc.

We have audited the accompanying consolidated balance sheet of Artificial Life, Inc. and subsidiaries as of December 31, 2009, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Artificial Life, Inc. and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GHP HORWATH, P.C.

GHP HORWATH, P.C.

Denver, Colorado

March 15, 2010

ARTIFICIAL LIFE, INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash	$ 2,240,509	$ 2,356,336
Pledged deposit	25,641	-
Trade accounts receivables, net of allowance for doubtful accounts and discount interest of $8,298,470 and $208,218, respectively	14,599,571	9,498,896
Trade installment receivable, net of allowance for doubtful accounts and discount interest of $-0- and $139,743, respectively	-	8,473,270
Prepaid expenses and other	872,208	473,166
Deferred tax asset	1,497,000	1,000,000
Total current assets	19,234,929	21,801,668

Fixed assets, net of accumulated depreciation of $579,016 and $1,932,684, respectively	90,247	1,575,531

Investments	11,989,243	-
License rights, net of accumulated amortization of $12,339,664 and $6,317,060, respectively	35,599,878	26,421,105
Prepaid expenses, deposits and other assets	2,027,999	1,325,702
Deferred tax asset	1,507,000	710,000
	51,124,120	28,456,807

TOTAL ASSETS	$ 70,449,296	$ 51,834,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 707,324	$ 2,297,854
Accrued expenses and other	6,077,897	737,128
Income tax payable	1,192,941	17,394
Note payable – officer/stockholder	2,144,167	1,606,328
Notes payable – stockholders	-	666,667
Total liabilities (all current)	10,122,329	5,325,371

Stockholders’ Equity
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value; 130,000,000 shares authorized, 65,457,282 (2010) and 57,411,203 (2009) shares issued and outstanding	654,572	574,111
Additional paid-in capital	71,437,066	63,006,782
Notes receivable from stockholders	(19,577)	(19,577)
Accumulated deficit	(11,622,397)	(17,117,425)
Accumulated other comprehensive (loss) income	(122,697)	64,744
Total stockholders’ equity	60,326,967	46,508,635

TOTAL LIABIILTIES AND STOCKHOLDERS’ EQUITY	$ 70,449,296	$ 51,834,006

See accompanying notes to consolidated financial statements.

ARTIFICIAL LIFE, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Revenues:
Software license agreements	$ 34,330,800	$ 27,427,016
Application services and other	1,174,473	27,458
	35,505,273	27,454,474

Cost of revenues:
Cost of software license agreements	10,051,184	5,177,417
Cost of application services and other	279,706	131,655
	10,330,890	5,309,072
Gross profit	25,174,383	22,145,402

Operating expenses:
General and administrative	11,584,552	5,745,538
Research and development	3,272,722	4,523,847
Sales and marketing	2,595,828	4,086,282
Depreciation and write-off of fixed assets	1,540,300	1,664,685
Total operating expenses	18,993,402	16,020,352

Income from operations	6,180,981	6,125,050

Other (expenses) income:
Interest income and other	5,345	189,832
Interest expense	(68,471)	(138,414)
Gain on litigation settlement	255,430	-
Foreign currency transaction (losses) gains	(973,257)	332,251
	(780,953)	383,669

Income before income tax	5,400,028	6,508,719
Income tax benefit	95,000	1,060,000

Net income	5,495,028	7,568,719
Foreign currency translation adjustment	(187,441)	194,832

Comprehensive income	$ 5,307,587	$ 7,763,551

Net income per share:
Basic	$ 0.09	$ 0.15
Diluted	$ 0.09	$ 0.15

Weighted average shares outstanding:
Basic	60,680,962	50,554,592
Diluted	62,077,035	50,745,210

See accompanying notes to consolidated financial statements.

ARTIFICIAL LIFE, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common Stock
	Shares	Amount	Additional paid-in capital	Notes receivable from stockholders	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity

Balances at January 1, 2009	47,724,132	$ 477,241	$ 51,708,712	$ (19,577)	$ (24,686,144)	$ (130,088)	$ 27,350,144
Issuance of common stock and warrants in private placements, net	9,139,726	91,397	8,509,193	-	-	-	8,600,590
Common stock issued upon exercise of options	101,345	1,013	(1,013)	-	-	-	-
Common stock issued for consulting services	446,000	4,460	404,390	-	-	-	408,850
Stock-based compensation expense	-	-	2,385,500	-	-	-	2,385,500
Net income	-	-	-	-	7,568,719	-	7,568,719

Other comprehensive income - foreign currency translation adjustment	-	-	-	-	-	194,832	194,832
Balances at December 31, 2009	57,411,203	574,111	63,006,782	(19,577)	(17,117,425)	64,744	46,508,635
Issuance of common stock and warrants in private placements, net	5,276,079	52,761	6,004,319	-	-	-	6,057,080
Issuance of common stock and warrants in connection with private placements commission	40,000	400	(400)	-	-	-	-
Issuance of common stock and warrants for note repayment	1,000,000	10,000	750,000	-	-	-	760,000
Issuance of common stock for prepaid consulting services	80,000	800	76,800	-	-	-	77,600
Issuance of common stock for bonus awards	1,650,000	16,500	(16,500)				-
Stock-based compensation expense	-	-	1,616,065	-	-	-	1,616,065

Net income	-	-	-	-	5,495,026	-	5,495,026

Other comprehensive income - foreign currency translation adjustment	-	-	-	-	-	(187,441)	(187,441)
Balances at December 31, 2010	65,457,282	$ 654,572	$ 71,437,066	$ (19,577)	$ (11,622,397)	$ (122,697)	$ 60,326,967

See accompanying notes to consolidated financial statements.

ARTIFICIAL LIFE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Cash flows from operating activities:
Net income	$ 5,495,026	$ 7,568,719
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,060,668	6,016,049
Write down of fixed assets and license rights	3,530,817	826,053
Loss on disposal of fixed assets	697	-
Gain on litigation settlement	(255,430)	-
Bad and doubtful debt expense	7,685,587	2,636,979
Realized gain on settlement of short-term investment	(12,847)	-
Foreign currency exchange loss (gain)	973,257	(332,251)
Deferred income tax (benefit) expense	(1,294,000)	(1,210,000)
Interest expense accrued on advances from officer / stockholder	9,780	3,185
Stock-based compensation expense	1,616,065	2,385,500
Amortization of prepaid consulting expense through stock issuance	34,441	-
Salary / bonus accrued to officer / stockholder	994,303	837,257
Discount on trade receivable	272,512	347,961
Changes in operating assets and liabilities:	-
Increase in pledged deposit	(25,641)	-
Increase in trade accounts and installment receivables	(22,614,090)	(21,834,921)
Decrease (increase) in prepaid expenses, deposits and other assets	536,651	(53,228)
Increase (decrease) in accounts payable	104,854	375,470
(Decrease) increase in accrued expenses and other	(609,748)	262,504
Increase (decrease) in income tax payable	1,175,547	(42,606)
Net cash provided by (used in) operating activities	5,678,449	(2,213,329)

Cash flows from investing activities:
Purchase of fixed assets	(62,525)	(30,127)
Purchase of license rights	(11,663,576)	(4,994,029)
Purchase of short-term investment	(603,750)	-
Proceeds from sale of short-term investment	616,597	-
Purchase of equity investment	(32,925)	-
Net cash used in investing activities	(11,746,179)	(5,024,156)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	6,057,080	8,600,590
Advances under note payable to officer/stockholder	556,051	202,257
Repayment of note payable to officer/stockholder	(262,295)	(174,142)
Repayment of note payable to stockholders	(666,667)	(333,333)
Net cash provided by financing activities	5,684,169	8,295,372

Effect of exchange rate changes on cash	267,734	(132,129)
Net (decrease) increase in cash	(383,561)	1,057,887
Cash at beginning of period	2,356,336	1,430,578
Cash at end of period	$ 2,240,509	$ 2,356,336

Supplemental cash flow disclosure:
Cash paid for interest	$ 128,302	$ 166,000
Cash paid for income taxes	$ 23,557	$ 191,000

Supplemental disclosure of non-cash investing and financing activities:
Purchase of license rights and related increase in accounts payable	$ 5,471,310	$ 1,680,000
Purchase of license rights in exchange for assignment of trade accounts receivable	$ -	$ 8,339,958
Purchase of software hosting service through offsetting arrangement	$ 1,605,562	$ -

ARTIFICIAL LIFE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2010 AND 2009

Purchase of license rights through offsetting arrangement	$ 3,360,000	$ 6,443,500
Purchase of equity investment through assignment of trade accounts and installment receivables	$ 11,956,318	$ -
Issuance of common stock and warrants in satisfaction of accounts payable	$ -	$ 408,850
Issuance of common stock and warrants in satisfaction of commissions	$ 50,000	$ -
Issuance of common stock and warrants for repayment of note payable to officer	$ 760,000	$ -
Issuance of common stock for prepaid consulting services	$ 77,600	$ -
Issuance of common stock in satisfaction of bonuses payable to employees/officers/director	$ 1,518,000	$ -

See accompanying notes to consolidated financial statements.

ARTIFICIAL LIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

1.   ORGANIZATION AND NATURE OF OPERATIONS

Artificial Life, Inc. (“Artificial Life”), a Delaware Corporation (with its executive offices located in Hong Kong) and its wholly-owned subsidiaries (collectively referred to as the “Company”) develop, market, distribute and sell software applications and technologies for wireless telecommunications and devices and mobile phones. Artificial Life’s wholly-owned subsidiaries include the following:

Artificial Life Asia Limited, located in Hong Kong, develops products and supports Artificial Life in its customer service and game development.

Artificial Life Europe GmbH, located in Berlin, Germany; formed in January 2007 to concentrate on customer service and support activities of sales and marketing expansion in European, Middle Eastern and African (EMEA) markets.

Artificial Life Japan Ltd., located in Tokyo, Japan; acquired by the Company in July 2007 for support activities of sales and marketing expansion in Japanese markets. From July 2011, it has been commenced the liquidation process.

Green Cortex, Inc., located in Hong Kong; formed in May 2010 to develop mobile business applications for sustainability products and to venture into the green IT business. It is currently non-operating and inactive.

Artificial Life Investments, Ltd., located in Hong Kong; formed in December 2010 to handle all investment activities for Artificial Life.

Artificial Life Ventures, Inc., Artificial Life USA, Inc., and Artificial Life Mobile Computing, Inc., all non-operating, inactive subsidiaries in 2010 and 2009.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements reflect the financial position and operating results of Artificial Life, Inc. including all wholly-owned subsidiaries. Investments in entities that we do not control but have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. Investments in entities in which we do not have the ability to exercise significant influence are accounted for under the cost method. All significant intercompany accounts and transactions have been eliminated in consolidation.

Segment Information and Sales by Geographic Region

The Company is managed and operated as one business segment, which encompasses all geographical regions. Sales by geographic region, based on the location of customers, are as follows (See Note 4 for further detail):

	December 31,	December 31,
	2010	2009
Europe	$ 27,194,256	$ 26,664,464
Asia	6,638,175	32,757
United States of America and others	1,672,842	757,253
	$ 35,505,273	$ 27,454,474

Management Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management evaluates the Company’s estimates and assumptions on an ongoing basis using historical

ARTIFICIAL LIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

experience and various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Management adjusts such estimates and assumptions when facts and circumstances dictate. The Company’s significant accounts with reported amounts based on estimates and assumptions include revenue, trade accounts and installment receivables, the allowance for doubtful accounts, valuation of long-lived assets, deferred income taxes, and stock-based compensation expense. As future events and their effects cannot be determined with precision, actual results could differ from these estimates.

Investments

Investments in entities that we do not control but have the ability to exercise significant influence with respect to operating and financial policies, are accounted for under the equity method. Investments in entities in which we do not have the ability to exercise significant influence are accounted for under the cost method. Our investments consist of non-marketable equity investments, which management determined not necessarily be consolidated as of December 31, 2010 and to be accounted for under cost method. The investments are recorded at fair value only if they are determined to be other-than-temporarily impaired and an impairment charge is recognized. Fair values are determined using available quoted market prices. Where an observable quoted market price for the investment does not exist, we estimate fair value using the income approach. The income approach includes applying revenue multiples to estimated future operating results and estimating discounted cash flows. Management reviews several factors to determine whether a loss is other than temporary, such as of the fair value decline, the financial condition and near term prospects of the issuer, our intent and ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

Long Lived Assets

Fixed assets are stated at cost. Depreciation and amortization is provided on the straight-line basis over the estimated useful lives of the respective assets (two to three years). Expenditures for maintenance, repairs and minor renewals are charged to expense as incurred. Betterments and major renewals are added to the fixed asset accounts at cost.

Amortizable license rights are amortized on a straight-line basis over their estimated useful lives of one to five years. The portion of amortization expense related to sales generated is included in the cost of sales on the consolidated statements of income and comprehensive income.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of their carrying amounts to future net cash flows expected to be generated from the operation and sale of the long-lived assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount in which the carrying amount of the long-lived assets exceeds their fair values (Note 4 and 5).

Of the Company’s total long-lived assets at December 31, 2010, approximately $29,726,000 and $5,964,000 are located in Hong Kong and Germany, respectively. Of the Company’s total long-lived assets at December 31, 2009, approximately $27,861,000, $66,000 and $70,000 are located in the United States, Hong Kong and Germany, respectively.

Revenue Recognition

The Company generates revenues from the following sources;

(a)

Software agreements from the licensing of the Company’s software;

(b)

Fees from mobile products sold to end users via telecommunications operators and carriers; and

(c)

Application, consulting and implementation services

ARTIFICIAL LIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Due to the rapid expansion of the Company and the constant release of new products, the composition and source of revenues is continuously changing.

Revenues from the licensing of the Company’s software are accounted for in accordance with ASC 985-605, "Software-Revenue Recognition". The Company determines whether product revenue recognition is appropriate based upon the evaluation of whether the following four criteria have been met:

Persuasive evidence of an arrangement - Generally, the Company uses either a customer-signed contract or qualified customer purchase order as written evidence of an arrangement. These contracts are typically non-cancelable by the customer.

Delivery of product - The Company considers delivery to have occurred when the product has been delivered to the customer, the customer has formally tested and accepted the product in writing, and no post-delivery obligations or customer complains exist.

Fee is fixed or determinable - The Company assesses whether a fee is fixed or determinable at the outset of the arrangement, primarily based on the payment terms associated with the transaction. If the fee is not deemed to be fixed or determinable, the Company will defer and recognize revenue as payments become due and payable (assuming all other revenue recognition criteria are met).

Collection of fee is reasonably assured - The Company assesses the probability of collecting from each customer at the outset of the arrangement based on a number of factors, including the customer's working history with the Company, the customer’s payment history, its current creditworthiness at the time of the contract conclusion and at certain later periods, if necessary, economic conditions in the customer's industry and geographic location, and general economic conditions. If in management’s judgment, collection of a fee is not probable, the Company will defer revenue but recognize related costs.

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

Revenues from entertainment products, games and technologies used in mobile phones are recognized net in accordance with ASC 605-45, “Revenue Recognition – Principal Agent Consideration”. Recognition is net as (1) the Company is not the primary obligor in the arrangements (2) the amount the Company earns is fixed (the download rate), and (3) the telecommunications carrier and the Company both have credit risk. Revenues are recognized only after the applications have been downloaded by mobile users from the carriers and such downloads have been charged by carriers to end users and these charges are supported by statements received from the carriers.

Revenues from application, consulting and implementation services are recognized as services are performed.

ARTIFICIAL LIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Revenue is also deferred for any transactions in which there are significant future costs associated with that transaction. At December 31, 2010, the Company has recorded approximately $5,000 of deferred revenue in connection with these transactions ($6,000 at December 31, 2009), which is presented in accrued expenses and other at December 31, 2010 and 2009.

Uncollected Deferred Revenue

Because of the Company’s revenue recognition policies, there are circumstances for which the Company is unable to recognize revenue relating to certain sales transactions that have been billed, but the related receivable has not yet been collected. While the receivable represents a legally enforceable obligation of the customer, for balance sheet presentation purposes, deferred revenue has been offset with the related receivable, and no amounts appear in the consolidated balance sheets for such transactions. The aggregate amount of unrecognized accounts receivable and deferred revenue was approximately $7.1 million at December 31, 2010 and $4.8 million at December 31, 2009. As of December 31, 2010, the total unrecognized accounts receivable from 2009 and deferred revenue of $4,842,712 was recognized as payments became due and management determined the collection of revenue was probable. In 2010, we acquired a 19.9% equity stake in the joint venture set up by non-affiliated parties. The joint venture and its other shareholders accepted these recognized accounts receivables in lieu of cash payment obligations at arms-length. (Note 6)

Computation of Net Income Per Share

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

For the years ended December 31, 2010 and 2009, the calculation of basic and diluted net income per share is as follows:

	2010	2009
Weighted average shares outstanding - basic	60,680,962	50,554,592
Dilutive securities:
Stock options	841,734	95,899
Warrants	554,339	94,719
Shares used in dilutive net income per share calculation	62,077,035	50,745,210

Software Development Costs

The Company accounts for software development costs in accordance with ASC 985-20, “Costs of Software to Be Sold, Leased, or Marketed” under which certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model. Development costs incurred subsequent to the establishment of technological feasibility have not been significant, and all software development costs have been charged to research and development expenses in the accompanying consolidated statements of income.

Legal Defense Costs

The Company does not accrue for estimated future legal and related defense costs, if any, to be incurred in connection with outstanding or threatened litigation and other disputed matters (Note 12), but rather records such as period costs when the services are rendered.

ARTIFICIAL LIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

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

Foreign Currency Translation

The Company determines the functional currency for its parent company and each of its subsidiaries by reviewing the currencies in which their respective operating activities occur. Functional currencies, other than United States Dollar, are Hong Kong Dollar, Euro and Yen. Assets and liabilities recorded in foreign currencies have been translated at exchange rates at the balance sheet date, and revenues and expenses have been translated at average exchange rates during the reporting periods, while stockholders’ equity is translated at historical exchange rates. Any resulting translation adjustments are included in other comprehensive income (loss), net of applicable tax, a component of stockholders’ equity. Foreign currency transaction gains and losses are included in determining net income. As of December 31, 2010, accumulated other comprehensive income only relates to foreign currency translation gains and losses.

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, which amends ASC 605, "Revenue Recognition", to require companies to allocate the overall consideration in multiple-element arrangements to each deliverable by using a best estimate of the selling price of individual deliverables in the arrangement in the absence of vendor-specific objective evidence or other third-party evidence of the selling price. The adoption of this statement had no impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-14, which amends ASC 985-605, “Software-Revenue Recognition”, to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product's essential functionality. The adoption of this statement had no impact on its consolidated financial statements.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2010-06 to improve disclosures regarding fair value measurements. This update requires entities to (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separately information about purchases, sales, issuances, and settlements (i.e., on a gross basis rather than on a net basis), in the roll forward of activity in Level 3 fair value measurements. The update requires (i) fair value disclosures for each class of assets and liabilities rather than by major category or line item in the statement of financial position and (ii) disclosure about valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for assets and liabilities in both Level 2 and Level 3. Other than requiring additional disclosures, the adoption of this statement did not have a material impact on its consolidated financial statements.

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2010-17, which amends ASC 605, “Revenue Recognition”. ASU 2010-17 provides guidance on applying the milestone method to milestone payments for achieving specified performance measure when those payments are related to uncertain future events limited to transactions involving research and development. Entities can make an accounting policy election to recognize arrangement consideration received for achieving specified performance measures during the period in which the milestones are achieved, provided certain criteria are met. The adoption of this statement had no impact on its consolidated financial statements.

ARTIFICIAL LIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

In January 2010, the Company adopted new guidance ASC 810, “Consolidation”, regarding non-controlling interests issued by the FASB related to the accounting for noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

Reclassifications:

Certain reclassifications of 2009 amounts have been made to conform to the 2010 presentation. In 2009, the bad debt expense was partially included as a component of sales and marketing expenses; the depreciation and write-off of fixed assets was included as a component of general and administrative, research and development, and sales and marketing expense, in the consolidated statements of income and comprehensive income. In 2010, the Company reports bad debt expense as a component of general and administrative expenses and depreciation and write-off of fixed assets as a separate line item in the consolidated statements of income and comprehensive income.

3.   PLEDGED DEPOSIT

At December 31, 2010, the Company maintained an interest-bearing pledged deposit of $25,641 (2009: nil), which is required under an agreement with a bank to assure future corporate card credit availability. The deposit is restricted for use and the agreement is renewed automatically on a month-to-month basis.

4.   TRADE ACCOUNTS RECEIVABLES AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts and installment receivables. The Company occasionally grants credit to its customers in the normal course of business and generally does not require collateral. Due to the global financial crisis and general market conditions, in 2009 and 2010, the Company granted extended payment terms (up to 180 days) to certain customers. The Company assesses the probability of collection from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history and its current creditworthiness. If in management’s judgment collection is not reasonably assured, the Company does not record revenue until the uncertainty is removed.

Management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. The allowance for doubtful accounts of approximately $7,678,000 at December 31, 2010, and $348,000 at December 31, 2009, is the Company’s best estimate of the amount of credit losses in existing trade receivables. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of trade receivables. In the analysis, management primarily considers the age of the customer’s receivable and also considers the creditworthiness of the customer, the economic conditions of the customer’s industry, general economic conditions and trends, and especially the Company’s business relationship and history with its customers, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts. If judgments regarding the collectability of receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability. Since the Company’s trade receivables are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the Company’s financial statements.

Accounts receivable are recorded at cost less allowance for discounts and doubtful accounts. Due to the extended payment terms granted to certain customers, payments from customers may be collected over an extended period of time. The related receivables have been discounted to reflect the present value of the future collection of payments, which is to be amortized using the effective interest method over the period in which payments are made and the balance is outstanding, using a 5% and 3.5% discount rate as of December 31, 2010 and 2009, respectively. The discount rate is reset periodically, if necessary, considering prevailing interest rates.

ARTIFICIAL LIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

The unamortized discount on these receivables was approximately $620,000 at December 31, 2010 and $208,000 at December 31, 2009.

The Company has one customer with whom it has a long-standing business relationship, and to whom it has been selling software since 2007. In 2009, the Company entered into an installment receivable agreement with this customer, which was due in various installments through December 31, 2010. This receivable has been discounted using a 3.5% discount rate to reflect the interest component of the transaction, which is to be amortized using the effective interest method over the period in which payments are made and the balance is outstanding. The discount rate is reset periodically, if necessary, considering prevailing interest rates. The discount on this receivable is approximately $140,000 at December 31, 2009.

In December 2010, the Company acquired a 19.9% equity stake in the joint venture set up by non-affiliated parties, for approximately $12 million. The joint venture and its other shareholders accepted the installment receivables and certain other accounts receivables from the Company in lieu of cash payment obligations at arms-length. (Note 6)

To further reduce cash expenditures during the years ended December 31, 2010 and 2009, the Company entered into agreements with certain of its customers to offset trade receivables of approximately $4.96 million and $6.4 million from these customers with accounts payable to these same parties, respectively. The offset of these receivables and payables represents a legal right of setoff pursuant to applicable accounting standards.

During the year ended December 31, 2009, the Company exchanged approximately $8.3 million of receivables from this customer for license rights purchased from an unrelated vendor, from whom the Company has a history of purchasing other licenses in cash transactions. No such exchange was performed in the year of 2010.

For the year ended December 31, 2010, approximately 76% of total revenues were generated from thirty European companies (of which three customers accounted for approximately 25%, 15% and 15% of total revenues, respectively), 19% from eight Asian companies (of which one customer accounted for approximately 19% of total revenues), 5% from twenty U.S., Australian, South American and Middle East companies (of which one customer accounted for approximately 3% of total revenues). For the year ended December 31, 2009, 97% of total revenues were generated from forty-five European companies (of which one customer accounted for approximately 48%, and one customer accounted for approximately 22% of total revenues), and 3% from twenty-eight U.S., Asian, Australian and South American companies.

At December 31, 2010, the Company had 83 telecom carriers, resellers, distributors and general corporate customers, compared to 92 at December 31, 2009. For the year ended December 31, 2010, general corporate customers and resellers and distributors represented 73% and 27% of the Company’s revenues, respectively. At December 31, 2009, general corporate customers and resellers and distributors represented 51% and 49% of the Company’s revenues, respectively.

At December 31, 2010, trade receivables were due from 40 customers. Of these, four customers accounted for approximately 34%, 27%, 17% and 9%, respectively. At December 31, 2010, 6% and 46% of trade receivables were aged within 30 days and 120 days, respectively. At December 31, 2010, the weighted average age of trade receivables from all customers was 167 days as compared to 124 days at December 31, 2009. The weighted average age of receivables from the Company’s four largest customers at December 31, 2010, was 160 days as compared to 123 days at December 31, 2009.

For the year ended December 31, 2010, the Company had five customers that represented approximately 25%, 19%, 15%, 15% and 11% of the Company’s revenues, respectively. For the year ended December 31, 2009, the Company had five customers that represented approximately 48%, 22%, 10%, 9% and 6% of the Company’s revenues, respectively.

ARTIFICIAL LIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

5.   FIXED ASSETS

Fixed assets consist of the following at December 31, 2010 and 2009:

	December 31,	December 31,
	2010	2009
	USD	USD
Office equipment	$123,673	$127,567
Office furniture	193,615	195,264
Computer equipment	351,975	313,584
Computer software	-	2,871,800
	669,263	3,508,215
Less: accumulated depreciation	(579,016)	(1,932,684)
	$90,247	$1,575,531

Depreciation expense for the years ended December 31, 2010 and 2009, was approximately $583,300 and $1,596,000, respectively.

During the year ended December 31, 2010, the Company recorded a write-off of approximately $957,000 (2009: nil). The charges reflect the abandonment of software application with no alternative future use, and are included in depreciation and write-off of fixed assets as part of operating expenses in the Company’s statement of income and comprehensive income.

6.   INVESTMENTS

	December 31,	December 31,
	2010	2009
M-Health Middle East, Ltd.	$11,956,318	$-
ARE Augmented Reality Europe UG	32,925	-
	$11,989,243	$-

Cost Method Investment

As of December 31, 2010, we had a 19.9% ownership interest in M-Health Middle East, Ltd. (“M-Health”), a Cayman Islands joint venture formed by and among the Company and two non-affiliated entities, each with substantial experience and know how relating to doing business in the Middle East. The venture will focus on mobile telemedicine technology sales and distribution in the Middle East. The parties anticipate that M-Health will serve as the Company’s distributor and sales agent in the Middle East and Africa in the telemedicine field, including actively selling and supporting the Company’s Mobile Diab® technology and its mobile diabetes monitoring application GluCoMo™ and its NeuroDerMo product and further products to be released. The equity in M-Health was acquired for approximately $12 million. M-Health and its other shareholders accepted certain accounts receivables from the Company in lieu of cash payment obligations at arms-length.

Management determined it is appropriate to account the investment in M-health using the cost method as the Company did not control nor have the ability to exercise significant influence over operating and financial polices. As of December 31, 2010, the joint venture was not in full operation and no income or losses from this investment is included in our consolidated statement of income and comprehensive income. The joint venture established an operational office in South Africa in May 2011 and is expected to establish its headquarters in Dubai.

As of December 31, 2010, the Company reviewed its M-Health investment for impairment using operating forecasts developed by M-Health management. The Company’s discounted cash flow analysis for M-Health included estimated future cash movements in operations. Based on the analysis, the Company

ARTIFICIAL LIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

determined that the fair value of its investment exceeded its carrying value and therefore no impairment was indicated.

As of December 31, 2010, we had a 19.9% ownership interest in ARE Augmented Reality Europe UG (“ARE”), a Berlin-based technology start-up entity, engaged in the global purchase, license and sale of license rights and patents to special augmented reality technology for mobile applications. The Company made cash contribution in the amount of approximately $33,000.

Management determined it is appropriate to account the investment in ARE using the cost method as the Company did not control nor have the ability to exercise significant influence. As of December 31, 2010, the joint venture was not in full operation and no income or losses from this investment is included in our consolidated statement of income and comprehensive income. As of December 31, 2010, management determined that the estimated fair values of the cost method investment exceeded the related carrying values and therefore no impairment was recorded in the consolidated statement of income and comprehensive income.

7.   LICENSE RIGHTS

License rights consist of the following at December 31, 2010 and 2009:

	December 31,	December 31,
	2010	2009
	USD	USD
License rights	$47,939,542	$32,738,165
Less: accumulated amortization	(12,339,664)	(6,317,060)
	$35,599,878	$26,421,105

Amortization expenses for the years ended December 31, 2010 and 2009 were approximately $7,477,000 and $4,420,000, respectively.

During the years ended December 31, 2010 and 2009, the Company wrote off the carrying value of certain license rights of approximately $2,574,000 and $826,000, respectively. The charges were based on management’s analysis of the license’s expected future cash flows due to the expected reduced life cycle of certain games channel and the charges are included in cost of revenues in the Company’s statement of income and comprehensive income.

The following table summarizes the expected remaining amortization of license rights over the next five years as of December 31, 2010:

Year ending December 31,	Amount
2011	$8,489,797
2012	8,454,893
2013	8,454,893
2014	8,369,053
2015	1,831,241
$35,599,878

Beginning in 2007 and continuing through 2009, the Company acquired from several vendors certain rights for the reselling, sublicensing and localization and marketing of certain technologies in specified geographic regions throughout the world. In January 2010, the Company entered into a new license rights agreement with one vendor to combine all previous licenses into one unified worldwide license. This new license expires on December 31, 2014.

ARTIFICIAL LIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

8.   NOTES PAYABLE

As of December 31, 2009, the Company has an unsecured note, bearing an annual interest rate of 10%, payable to a non-related stockholder. The remaining note with a balance of $666,667 was fully paid in January 2010.

9.   RELATED PARTY TRANSACTIONS

The Company has a revolving note payable to its chief executive officer for advances made by him to the Company, as well as accrued salary and bonus. The note bears interest at 5%, secured by the assets of the Company and is repayable on demand.

Activity on the note payable during the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
Beginning balance	$1,606,328	$737,771
Advances	556,051	202,257
Repayments, cash	(262,295)	(174,142)
Repayments, non cash	(760,000)
Accrued salary/bonus	994,304	837,257
Accrued interest	9,779	3,185

Ending balance	$2,144,167	$1,606,328

During 2010, the Company repaid $760,000 of the outstanding loan balance of $1,694,329 owed to its chief executive officer through the issuance of 1,000,000 shares of common stock at a purchase price of $0.76 per share (the closing price at July 7, 2010). On the same date, the Company issued warrants to purchase an additional 300,000 shares of common stock to its chief executive officer (details on note 10), and a substitute loan agreement was entered into between the Company and its chief executive officer on the remaining balance of $934,329, which bears interest at 5%, secured by the assets of the Company and is repayable on demand.

At December 31, 2010 and 2009, notes receivable from stockholders of $19,577 are due in connection with the exercise of options prior to 2008, and therefore have been presented as a reduction to stockholders’ equity.

10.  STOCKHOLDERS’ EQUITY

Common Stock

2010 transactions

In 2010, the Company closed private placement offerings with three institutional investors and three accredited investors for 5,276,079 shares of common stock and warrants to purchase an additional 1,949,049 shares of common stock. The warrants have a two to five-year term with exercise prices ranging from $0.80 to $2.00 and are immediately exercisable. The shares of common stock and warrants were sold for an aggregate purchase price of $6,057,080, net of placement commissions of $125,000, of which $50,000 was paid through issuance of 40,000 shares of common stock and warrants to purchase 20,000 shares of common stock. The warrants have a two-year term with an exercise price of $2.00 and are immediately exercisable.

The Company also repaid $760,000 of the outstanding loan balance owed to its chief executive officer through the issuance of 1,000,000 shares of common stock valued at $760,000 based on the closing price of the Company’s common stock on the date of the agreement. On the same date, the Company issued warrants to purchase an additional 300,000 shares of common stock to the chief executive officer. The warrants have a three-year term with an exercise price of $1.00 and are immediately exercisable. The fair

ARTIFICIAL LIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

value of the warrants is $67,500 and is recorded as a stock-based compensation expense in operating expenses in the Company’s statement of income and comprehensive income.

The Company also granted options to an employee and a director to purchase 300,000 shares and 200,000 shares of common stock under the Company’s Amended and Restated 1998 Equity Incentive Plan at an exercise price of $0.90 and $0.95 per share, respectively. These options have a three-year term and vest annually in equal installments over the term.

The Company also issued 80,000 shares of common stock to a consultant at $0.97 per share (the closing price at the date of transaction) for prepaid consulting services. These services are to be provided through the respective term which will expire in July 2011. The Company recognizes the fair value of these shares, determined at the date of issue, as expense on a straight-line basis, as services are provided, over the respective term of the agreement. The Company recognized approximately $34,000 of expense in 2010.

The Company also paid 2010 bonuses to all directors, officers, certain employees and an independent consultant in form of stock issuance for a total of 1,650,000 shares of common stock at $0.92 per share (the closing price at the date of grant), with a total amount of $1,518,000. Total stock-based compensation expense related to stock issuance under the Equity Incentive Plan recognized during the year ended December 31, 2010 was $1,518,000.

The above described private placement transactions were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) in accordance with Section 4(2) and Regulation S of the Securities Act.

2009 transactions

In 2009, the Company sold 9,139,726 shares of its common stock in private placements for net proceeds of $8,600,590, of which were net of placement costs of approximately $829,000, which 6,447,491 shares were sold pursuant to terms of a Securities Purchase Agreement (the “SPA”) with 3M Company (“3M”). The SPA was entered into in conjunction with the execution of a collaboration agreement (the “Alliance Agreement”), in which the Company and 3M have agreed to collaborate on various technological projects, as defined. Proceeds from the sale of shares are to be used for general business purposes, including those business purposes outlined and defined in the Alliance Agreement. The SPA provides for certain pre-emptive rights in contemplation of a future issuance of the Company’s common stock, in which under certain circumstances, as defined, 3M has the right to purchase a proportionate number of shares necessary to maintain its defined percentage ownership.

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

The Company accounts for stock-based compensation expense under ASC 718, “Share-Based Payment”. ASC 718 requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. ASC 718 also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

ARTIFICIAL LIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

2010 transactions

During the year ended December 31, 2010, the Company granted options to one director to purchase 200,000 shares of common stock at an exercise price of $0.95 per share, and to its chief financial officer to purchase 300,000 shares of common stock at an exercise price of $0.90 per share. These options have a three-year term and vest annually in equal installments over the term.

2009 transactions

During the year ended December 31, 2009, the Company granted options to four directors and eleven employees to purchase 3,000,000 shares of common stock at an exercise price of $0.94 per share (the market price of the Company’s common stock on the grant date). These options have a three-year term and vested immediately. In December 2009, the Company also authorized a three-year extension of 1,000,000 options which were due to expire in December 2009. These options were originally granted in 2006 to two directors and two employees at an exercise price of $0.83 per share.

Total stock-based compensation expense related to stock options plan recognized during the years ended December 31, 2010 and 2009 was $30,565 and $1,759,000, respectively.

The Company used a Black-Scholes option pricing method to determine the fair value of options granted during 2010 and 2009 as of each grant date using the following assumptions:

	2010	2009
Risk-free interest rate	0.76% to 0.94%	0.75%
Dividend yield	None	None
Expected term of options, in years	2.5	2
Expected volatility	78.64% to 81.72%	86%
Estimated forfeiture rate	-	-

The expected volatility was based on the historical price volatility of the Company’s common stock. The dividend yield represents the Company’s anticipated cash dividend on common stock over the expected term of the stock options. The Company utilized the U.S. Treasury bill rate for the expected term of the stock options to determine the risk-free interest rate. The expected term of stock options represents the period of time that the stock options granted are expected to be outstanding based on management’s estimation. Option forfeitures are estimated at the time of grant and revised if necessary in subsequent periods if actually forfeitures differ from these estimates.

During 2009, Plan options to acquire 400,000 shares of common stock, with an intrinsic value of approximately $128,000, were exercised on a cashless basis, for no consideration.

A summary of the status of the Company's stock options under the Plan as of December 31, 2010 and 2009, and the changes during the years then ended is presented below:

ARTIFICIAL LIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010				2009
	Shares	Weighted Average Exercise Price	Weighted average remaining contractural life:	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,165,000	$0.93			2,165,000	$0.87
Granted	500,000	$0.92			3,000,000	$0.94
Exercised	—	—			(400,000)	$0.83
Cancelled or expired	(500,000)	$1.15			(600,000)	$0.83
Outstanding at end of year	4,165,000	$0.90			4,165,000	$0.93
Options vested and
exercisable at end of year	3,831,667	$0.90	1.93	$448,467	4,165,000
Options unvested and not
exercisable at end of year	333,333	$0.92	3.71	$33,333	—

There are 4,165,000 options outstanding under the plan at December 31, 2010; they have an intrinsic value of approximately $482,000. The exercise prices of these options range from $0.50 to $0.95 per share, they have a weighted average remaining contractual term of approximately 2.1 years, and a weighted average exercise price of $0.90 per share.

The weighted average grant date fair value of options granted under the plans for the year ended December 31, 2010 was $0.37. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on December 31, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. This amount changes based on the fair market value of the common stock. No options were exercised during the year ended December 31, 2010.

As of December 31, 2010, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $195,000, which is expected to be recognized over a weighted average period of approximately 3.71 years.

Other Stock Options

A summary of the status of the Company’s other options issued as of December 31, 2010 and 2009, and the changes during the years then ended is presented below:

	2010		2009
	Other Options	Weighted Average exercise price	Other Options	Weighted Average exercise price
Outstanding at
beginning of year	-	-	7,500	$1.50
Exercised	-	-	-	-
Cancelled or expired	-	-	(7,500)	$1.50
Outstanding at
end of year	-	-	-	-

ARTIFICIAL LIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Warrants

2010 transactions

In connection with the sale of common stock in 2010, the Company issued warrants to purchase 2,094,565 shares of common stock at an exercise price range from $0.80 to $2.00 per share. These warrants expire on various dates through November 2015, and vested immediately.

In December 2010, the Company granted warrants its chief executive officer to purchase 300,000 shares of common stock at an exercise price of $1 per share. These warrants have a three-year term and vest immediately.

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

Total stock-based compensation expense related to warrants recognized during the year ended December 31, 2010 and 2009 was $67,500 and $626,500, respectively.

The Company used a Black-Scholes option pricing method to determine fair value of warrants granted during 2009 as of each grant date using the following assumptions:

	2010	2009
Risk-free interest rate	1.01%	0.75%
Dividend yield	None	None
Expected term of options, in years	1.5	2
Expected volatility	81.47%	86%
Estimated forfeiture rate	-	-

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

ARTIFICIAL LIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

A summary of the status of the Company’s warrants as of December 31, 2010 and 2009, and the changes during the years then ended is presented below:

	2010		2009
	Warrants	Weighted Average exercise price	Warrants	Weighted Average exercise price
Outstanding at
beginning of year	6,876,757	$1.57	3,955,422	$1.96
Issued	2,114,565	$1.59	2,594,631	$1.20
Granted	300,000	$1.00	700,000	$0.94
Exercised	-	-	-	-
Cancelled or expired	(1,870,760)	$1.81	(373,296)	$2.03
Outstanding at
end of year	7,420,562	$1.49	6,876,757	$1.57

At December 31, 2010, 7,420,562 warrants are outstanding and exercisable, and have a weighted average remaining contractual term of approximately 1.71 years. At December 31, 2010 and 2009, outstanding compensatory warrants had an intrinsic value of approximately $311,000 and $161,500, respectively.

11.

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

The Company’s policy is to recognize interest and penalties accrued on unrecognized tax benefits, if any, as a component of income tax expense. As of December 31, 2010, the Company has accrued no interest and penalties relating to unrecognized tax benefits.

The Company files income tax returns in the US federal jurisdiction and various State and foreign jurisdictions. The Company is no longer subject to US Federal tax examinations for years before 2008, and State and foreign jurisdictions that remain subject to examination range from 2002 to 2009. Management does not believe there will be any material changes in unrecognized tax positions over the next year. Interest and penalties of approximately $4,000 related to income taxes were classified as income tax expense for the year ended December 31, 2010.

At December 31, 2010, the Company had U.S. federal net operating loss carryforwards (“NOL’s”) of approximately $4,313,000, expiring through 2030. At December 31, 2010, the Company also had Hong Kong NOL’s of approximately $1,584,000 that may be carried forward indefinitely, German NOL’s of approximately $1,558,000 that may be carried forward indefinitely, and Japan NOL’s of approximately $914,000 expiring through 2017. The general income tax rates applicable to the Company in its foreign jurisdictions are approximately 16%, 30%, and 42%, in Hong Kong, Germany, and Japan, respectively.

ARTIFICIAL LIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

The reconciliation between actual income tax benefit and expected income tax expense computed by applying the U.S. federal income tax rate of 34% to income before income taxes is as follows:

	2010	2009
Expected income tax expense	$1,836,000	$2,213,000
Effect of foreign income tax rate and other differences	(1,457,000)	(45,000)
Effect of U.S. State tax and U.S. Alternative Minimum Tax	28,000	138,000
Change in valuation allowance and other	(502,000)	(3,366,000)
Income tax (benefit) expense	$(95,000)	$(1,060,000)

The tax effects of temporary differences that give rise to the deferred tax assets at December 31, 2010 and 2009, are presented below:

	2010	2009
Deferred tax assets Net operating loss carryforwards:
United States	$1,466,000	$1,104,000
Germany	470,000	456,000
Japan	384,000	328,000
Hong Kong	261,000	375,000
Receivables	407,000	118,000
Accrued expenses	27,000	41,000
Long-lived assets	41,000	285,000
Unrealized foreign exchange loss	330,000	-
	3,386,000	2,707,000
Valuation allowance	(382,000)	(997,000)
Net deferred tax asset	$3,004,000	$1,710,000

Current net deferred tax asset	$1,497,000	$1,000,000
Non-current net deferred tax asset	1,507,000	710,000
	$3,004,000	$1,710,000

The recognition of the net deferred tax assets at December 31, 2010, is based on the Company’s analysis of past, current and projected financial results of the Company’s operations. Based on this analysis, management concluded that the net deferred tax asset represents that amount that has been determined to be more likely than not of being realized.  If future taxable income is less than the amount that has been assumed in determining the deferred tax asset at December 31, 2010, an increase in the valuation allowance may be required with a corresponding charge against income. If future taxable income exceeds the level that has been assumed in calculating the deferred tax asset (including taxable income in foreign jurisdictions), the valuation allowance could be reduced with a corresponding credit to income.

The Company has not recorded a deferred tax liability related to its investment in foreign subsidiaries. The Company has determined that its investment in these subsidiaries is permanent in nature and it does not intend to dispose of these investments in the foreseeable future. The amount of the deferred tax liability related to the Company's investment in foreign subsidiaries is not reasonably determinable.

For the year ended December 31, 2010, the income tax expense includes a current income tax expense of $1,199,000 (2009: $150,000) and a deferred tax credit of $1,294,000 (2009: $1,210,000). No taxes are related to items recognized in other comprehensive income.

ARTIFICIAL LIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

12.   COMMITMENTS AND CONTINGENCIES

Leases

In October 2009, the Company renewed a two-year lease for office space in Hong Kong that now expires in December 2011, with a monthly rental payment of approximately $18,000. In June 2010, the Company also entered into a one-year lease of a residential apartment in Hong Kong that expires in June 2011. The lease requires a monthly rental payment of approximately $8,500.

In February 2007, the Company began leasing an office in Berlin, Germany, which serves as the Company’s headquarters for European operations. The lease requires a monthly rental payment of approximately $11,000, and it expires in February 2012. In February 2011, the Company cancelled the existing lease agreement and entered into a five-year lease of a new office for its European operation in Berlin, Germany, that expires in February 2016. The lease requires a monthly rent payment of approximately $9,410. In August 2009, the Company entered into a two-year lease of an automobile in Berlin, Germany. The lease requires a monthly rental payment of approximately $1,000. The lease expires in September 2011.

In September 2010, the Company renewed a short-term lease of its U.S. office in Los Angeles, California. The lease requires a monthly rental payment of $260 and it expires in August 2011.

Total rent expense for the years ended December 31, 2010 and 2009, was approximately $467,000 and $462,000, respectively. Future minimum lease payments are as follows:

Year ending December 31,	Amount
2011	$375,546
2012	112,930
2013	112,930
2014	112,930
2015	112,930
Thereafter	18,820
$846,086

Employment Contract

In July 2006, the Company entered into an executive employment agreement (the “Employment Contract”) with its President and Chief Executive Officer and Chairman of the board of directors (the “CEO”) This agreement expired in December 2009, and provides for an initial annual base salary of $120,000, which is to increase annually as determined by the Board of Directors in increments of at least 25% per year. This agreement also provides for a cash bonus equal to 3% of net profits and a bonus payable in cash or stock equal to 3% of the total price of any merger of the Company with a third party or the acquisition of a majority of the Company’s shares in which the CEO is instrumental. The agreement further provides for a bonus payable in cash or stock equal to 3% of the overall increase in the Company’s market capitalization for each fiscal year payable, and for 2007 and subsequent years, cannot exceed the Company’s cash requirement, as defined. The agreement also includes severance payments (under certain conditions) of one and a half to three years salary as well as a non-compete provision for a period of six months following termination of the CEO’s employment. Effective July 1, 2010, the Employment Contract was amended to provide that the expiration date was extended through December 31, 2014, the CEO is to continue to serve as the current and acting Chairman, CEO, and President of the Company, and the CEO is to continue to receive the benefits under the current Employment Contract and his base salary was increased to $58,594 per month.

ARTIFICIAL LIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Contingencies

From time to time, legal proceedings or disputes arise in the normal course of business. The Company monitors and reviews these matters and maintains accruals where appropriate.

In September 2008, an action stemming from a disputed minimum-guaranteed artist fee was brought against Artificial Life Europe GmbH in Germany in which a claim of approximately $375,000 was made against the Company. A court hearing was held in September 2009 before the Regional Court in Berlin. In February 2010, the Court ordered the Company to pay the plaintiff a settlement of approximately $350,000 and all court and attorney fees incurred by the plaintiff. The settlement amount and the estimated court and attorney fees have been accrued as of December 31, 2009. In March 2010, the Company filed an appeal with the Higher Regional Court in Berlin, and no payment will be made until a final judgment is issued by the Court. The court hearing for the appeal was held on March 8, 2011 and the court suggested a settlement deal between the two parties. We offered to pay the counterparty a gross consideration amount of EUR 80,000 (approximately USD 110,000). The offer was accepted by the counterparty and the amount of EUR 80,000 was fully settled on April 6, 2011. The impact of the litigation settlement is included in our consolidated financial statements as of December 31, 2010.

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

Assets Measured and Recorded at Fair Value on a Recurring Basis

The Company's financial instruments include cash, trade receivables, accounts payable, and notes payable. Due to the extended payment terms granted to certain customers, the Company used fair value measurements in its accounting for certain non-related party trade receivables, using a discounted cash flow analysis utilizing “Level 2” inputs, with 5% (2010) and 3.5% (2009) discount rate to reflect the present value of the future collection of payments, which is to be amortized using the effective interest method over the period in which payments are made and the balance is outstanding. At December 31, 2010 and 2009, the Company estimates the fair value of these certain non-related party trade receivables of $22,277,570 and $17,972,166, respectively and the related fair value adjustment of $620,471 and $347,961 was recognized on the consolidated statements of income and comprehensive income, respectively.

ARTIFICIAL LIFE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS –(CONTINUED)

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

Management estimates that the carrying amounts of other non-related party financial instruments approximate their fair values due to their short-term nature and the fair value of the related party notes payable is not practicable to estimate due to the related party nature of the underlying transactions.

Assets Measured and Recorded at Fair Value on a Non-Recurring Basis

The Company’s non-financial assets include fixed assets and license rights that are measured at fair value resulting from impairment, if determined to be necessary.

During the year ended December 31, 2010 and 2009, the Company used fair value measurements in its account for certain license rights, using the license’s expected future cash flow analysis utilizing “Level 3” inputs. At December 31, 2010 and 2009, the Company recognized fair value adjustments of $2,574,000 and $826,053 for license rights, respectively on the consolidated statements of income and comprehensive income.

Financial assets include equity and cost method investments, which are measured on a non-recurring basis. These assets are recognized at fair value when they are determined to be other-than-temporarily impaired. At December 31, 2010, we based on the equity investee’s valuation, using “Level 3” unobservable inputs to the valuation methodologies that were significant to the fair value measurements. The valuation methodology includes the use of a discounted cash flow model, requiring the following significant estimates: revenue, based on assumed market segment size and share; costs; and discount rates. Estimates of market segment size, share, and costs are developed by the investee using available market data.

14.   SUBSEQUENT EVENTS

On February 2, 2011, the Company repaid $780,000 of the outstanding loan balance of $2,144,167 owed to its chief executive officer through the issuance of 1,000,000 shares of common stock at a purchase price of $0.78 per share (the closing price at February 1, 2011). On the same date of repayment, the Company issued warrants to purchase an additional 300,000 shares of common stock to its chief executive officer, and a substitute loan agreement was entered into between the Company and its chief executive officer on the remaining balance of $439,443, which bears interest at 5%, secured by the assets of the Company and is repayable on demand. The warrants have a three-year term with an exercise price of $0.90 and are immediately exercisable.

On April 15, 2011, a purported securities class action lawsuit was filed by plaintiff Scott Murray in the U.S. District Court for the Central District of California, against the Company and its CEO. Management believes that the allegations are without merit. On April 29, 2011, the plaintiff filed a voluntary dismissal of the claim.

On April 20, 2011, the Company declared to repay the full bonus amount for the year 2010 owed to its chief executive officer through the issuance of shares of common stock at a purchase price of $0.35 per share (the closing price at April 19, 2011). The number of shares is determined by dividing the 2010 bonus amount based on the audited financial results of fiscal year ended December 31, 2010 by the agreed price of $0.35.

On June 6, 2011, the Company filed a lawsuit and several legal and financial claims against major German electronic discounter and distributor MEDION AG in the court of Essen (Landgericht Essen), Germany. The Company claims unspecified substantial damages for breach of contract, intellectual property theft, copyright infringement, breach of confidentiality agreement, and unauthorized download of software from the Company’s computer network. The Company also claims damages in excess of USD 6 million for non-payment for services provided and non-payment of license fees. The Company expects a total legal costs of approximately EUR 250,000 will be incurred for such claim. The German court has estimated the claim against MEDION AG at EUR 6 million (approximately USD 8.8 million) and charged court fees of EUR 58,000 (approximately USD 85,000). The Company expects a positive outcome of the lawsuit for the Company and expects to collect compensation for services provided to MEDION AG and further damage compensation. However, there is no guarantee that the court will decide in favor of the Company. The Company may also accept reasonable settlement offers from MEDION AG if and when they are presented.

As of the issuance date of this Annual Report, the Company is not aware of any potential liability related to any legal proceedings and claims that would individually or in the aggregate have material adverse effect on its consolidated financial position or results of operation. There can be no assurance that no further claims will be filed against the company in the future, management is unable to reasonably estimate the likelihood of any potential litigation. However, should any claim is filed against the company in the future, management intends to vigorously defend the Company against any false claims and accusations.

From July 2011, Artificial Life Japan Ltd., one of the subsidiaries of the Company, has been commenced the liquidation process. Since the amount of investment is being immaterial, there is no further consideration on any valuation allowance on this investment.

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

3.3	Restated Bylaws (Incorporated by reference to Exhibit 3.4 to Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 filed on November 4, 1998)
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
10.3*

Amendment to Employment Agreement, dated March 29, 2007, between the Registrant and Eberhard Schoneburg (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-KSB filed on April 2, 2007)

10.4*

Amendment to Employment Agreement, dated June 1, 2008 between the Registrant and Eberhard Schoneburg (Incorporated by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed on February 10, 2009)

10.5*

Security Agreement, dated August 10, 2009, between the Registrant and Eberhard Schoneburg (Incorporated by reference to Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q filed on August 12, 2009)

10.6	Hong Kong Tenancy Agreement I, dated October 30, 2009 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2010)
10.7	Hong Kong Tenancy Agreement II, dated October 30, 2009 (Incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2010)
10.8*/**	Amendment to Employment Agreement, dated July 1, 2010 between the Registrant and Eberhard Schoneburg
10.9**	Subscription Agreements between Artificial Life Investments, Ltd., Artificial Life Asia, Ltd., Artificial Life Europe GmbH, and M-Health Middle East, Ltd.
14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-KSB filed on April 2, 2007)
14.2	Amended and Restated Code of Ethics (Incorporated by reference to Exhibit 14.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 5, 2010 )
21.1**	List of Subsidiaries
23.1**	Consent of Independent Registered Public Accounting Firm
23.2**	Consent of Independent Registered Public Accounting Firm
31.1**	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-1(a) or Rule 15d-14(a) (authorized by Section 302 of the Sarbanes-Oxley Act of 2002)
31.2**	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-1(a) or Rule 15d-14(a) (authorized by Section 302 of the Sarbanes-Oxley Act of 2002)
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*

Denotes management contract or compensatory plan, contract, or arrangement.

**

Filed herewith.