Form 10-Q
period 2011-03-21
ARTIFICIAL LIFE INC
filed 2011-08-11
CIK 1070361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

As of July 31, 2011, the Registrant had 66,457,282 shares of common stock, $.01 par value per share, outstanding.

ARTIFICIAL LIFE, INC.

INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED MARCH 31, 2011

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ARTIFICIAL LIFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$474,695	$2,240,509
Pledged deposit	25,641	25,641
Trade accounts receivables, net of allowance for discount interest and doubtful accounts of $9,805,577 and $8,298,470, respectively	23,467,924	14,599,571
Prepaid expenses and other	1,973,250	872,208
Deferred income taxes, net	1,497,000	1,497,000
Total current assets	27,438,510	19,234,929

Fixed assets, net of accumulated depreciation of $577,912 and $579,016, respectively	73,196	90,247

Investments	12,015,553	11,989,243
License rights, net of accumulated amortization of $13,650,725 and $12,339,664, respectively	34,205,118	35,599,878
Prepaid expenses, deposits and other assets	1,840,564	2,027,999
Deferred income taxes	1,205,000	1,507,000
	49,266,235	51,124,120

TOTAL ASSETS	$76,777,941	$70,449,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$701,873	$707,324
Accrued expenses and other	6,772,684	6,077,897
Income taxes payable	1,852,745	1,192,941
Note payable – officer/stockholder	1,169,263	2,144,167
Total liabilities (all current)	10,496,565	10,122,329

Stockholders’ Equity
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $.01 par value; 130,000,000 shares authorized, 66,457,282 shares issued and outstanding as of March 31, 2011 and 65,457,282 shares issued and outstanding as of December 31, 2010	664,572	654,572
Additional paid-in capital	72,302,074	71,437,066
Notes receivable from stockholders	(19,577)	(19,577)
Accumulated deficit	(6,719,808)	(11,622,397)
Accumulated other comprehensive income (loss)	54,115	(122,697)
Total stockholders’ equity	66,281,376	60,326,967

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,777,941	$70,449,296

See accompanying notes to unaudited condensed consolidated financial statements.

ARTIFICIAL LIFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three-Month Periods Ended March 31,
	2011	2010
	USD	USD

Revenues:
Software license agreements	$10,325,387	$8,179,546
Application services and other	—	4,629
	10,325,387	8,184,175

Cost of revenues:
Cost of software license agreements	1,788,168	1,429,638
Others	71,798	60,141
	1,859,966	1,489,779
Gross profit	8,465,421	6,694,396

Operating expenses:
General and administrative	850,738	702,135
Research and development	622,863	586,039
Sales and marketing	406,063	496,299
Depreciation of fixed assets	17,249	221,604
Bad and doubtful debt	1,683,688	—
Total operating expenses	3,580,601	2,006,077

Income from operations	4,884,820	4,688,319

Other income (expenses):
Interest income and other income	111	32
Interest expense and other expense	(23,909)	(20,370)
Foreign currency transaction gains (losses)	1,016,567	(715,427)
	992,769	(735,765)

Income before income taxes	5,877,589	3,952,554
Income tax expense	(975,000)	(303,757)

Net income	4,902,589	3,648,797
Foreign currency translation adjustment	176,812	(113,243)

Comprehensive income	$5,079,401	$3,535,554

Net income per share:
Basic	$0.07	$0.06
Diluted	$0.07	$0.06

Weighted average shares outstanding:
Basic	66,101,726	57,752,470
Diluted	66,125,384	60,022,934

See accompanying notes to unaudited condensed consolidated financial statements.

ARTIFICIAL LIFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional paid-in capital	Notes receivable from stockholders	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balances at January 1, 2011	65,457,282	$654,572	$71,437,066	$(19,577)	$(11,622,397)	$(122,697)	$60,326,967

Issuance of common stock and warrants for note repayment	1,000,000	10,000	770,000	—	—	—	780,000

Stock-based compensation expense			95,008	—	—	—	95,008

Net income	—	—	—	—	4,902,589	—	4,902,589

Other comprehensive income – foreign currency translation adjustment	—	—	—	—	—	176,812	176,812
Balances at March 31, 2011	66,457,282	$664,572	$72,302,074	$(19,577)	$(6,719,808)	$54,115	$66,281,376

ARTIFICIAL LIFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three-Month Periods Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$4,902,589	$3,648,797
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,805,417	1,651,242
Write-off of fixed assets and license rights	—	—
Loss on disposal of fixed assets	13,855	521
Deferred income tax expense (benefit)	302,000	(299,877)
Bad and doubtful debt expense	1,683,688	—
Foreign currency exchange (gain) loss	(1,016,567)	715,427
Interest expense accrued on advances from officer / stockholder	10,054	18,964
Stock-based compensation expense	95,008	—
Amortization of prepaid consulting expense through stock issuance	19,134	—
Salary / bonus accrued to officer / stockholder	—	55,664
Discount on trade receivables	(177,754)	—
Changes in operating assets and liabilities:
Increase in trade accounts and installment receivables	(9,379,796)	(4,767,679)
(Increase) decrease in prepaid expenses, deposits and other assets	(886,896)	145,134
Decrease in accounts payable	(29,267)	(1,343,964)
Increase (decrease) in accrued expenses and other	327,567	(267,459)
Increase in income taxes payable	659,804	587,634
Net cash (used in) provided by operating activities	(1,671,164)	144,404

Cash flows from investing activities:
Purchase of fixed assets	(14,185)	(27,434)
Purchase of license rights	—	(1,463,000)
Net cash used in investing activities	(14,185)	(1,490,434)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	—	608,600
Advances under note payable to officer/stockholder	—	1,093,667
Repayment of note payable to officer/stockholder	(204,958)	(1,019,012)
Repayment of note payable to stockholder	—	(666,667)
Net cash (used in) provided by financing activities	(204,958)	16,588

Net decrease in cash	(1,890,307)	(1,329,442)
Cash at beginning of period	2,240,509	2,356,336
Effect of exchange rate changes on cash	124,493	(104,991)
Cash at end of period	$474,695	$921,903

Supplemental cash flow disclosure:
Cash paid for interest	$—	$70,044
Cash paid for income taxes	$13,000	$16,000
Supplemental disclosure of non-cash investing and financing activities:
Purchase of software hosting service in satisfaction for trade accounts receivable	$—	$690,000
Purchase of license rights through offsetting arrangement	$—	$3,360,000
Issuance of common stock and warrants for repayment of note payable to officer	$780,000	$—

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

Green Cortex, Inc., located in Hong Kong; formed in May 2010 to develop mobile business applications for sustainability products and to venture into the green IT business. It is currently non-operating and inactive..

Artificial Life Investments, Ltd., located in Hong Kong; formed in December 2010 to handle all investment activities for Artificial Life.

Artificial Life Ventures, Inc., Artificial Life USA, Inc., and Artificial Life Mobile Computing, Inc., all non-operating, inactive subsidiaries in 2011, 2010 and 2009.

The consolidated financial statements reflect the financial position and operating results of Artificial Life, Inc., including all wholly-owned subsidiaries. Investments in entities that we do not control but have the ability to exercise significant influence over operating and financial policies, are accounted for under the equity method. Investments in entities in which we do not have the ability to exercise significant influence are accounted for under the cost method. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. As future events and their effects cannot be determined with precision, actual results could differ from these estimates.

Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011. Amounts at December 31, 2010 are derived from the Company’s audited consolidated financial statements. For further information, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The accompanying unaudited condensed consolidated financial statements include all adjustments, comprised of normal recurring adjustments and accruals, considered necessary by management to fairly state the Company’s results of operations, financial position and cash flows. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which has been filed with the Securities and Exchange Commission.

Reclassifications:

Certain reclassifications of prior period amounts have been made to conform to the current period presentation. Beginning from the first quarter of 2011, the Company reports bad debt expense as a separate component of operating expenses in the unaudited condensed consolidated statements of income and comprehensive income. Prior to the first quarter of 2011, the bad debt expense was included as a component of general and administrative expenses.

ARTIFICIAL LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(UNAUDITED)

Recently issued and adopted accounting standards

There have been no developments to recently issued accounting standards, including the expected dates of adoption and estimated effects on the Company’s consolidated financial statements, from those disclosed in the Company’s 2010 Annual Report on Form 10-K.

2. PLEDGED DEPOSIT

At March 31, 2011, the Company maintained an interest-bearing pledged deposit of $25,641 (2010: $25,641), which is required under an agreement with a bank to assure future corporate card credit availability. The deposit is restricted for use and the agreement is renewed automatically on a month-to-month basis.

3. EMPLOYEE STOCK BASED COMPENSATION

During the three-month period ended March 31, 2011, the Company granted warrants to one employee to purchase 300,000 shares of common stock at an exercise price of $0.90 per share. These warrants have a three-year term and vest immediately.

At March 31, 2011, the Company had outstanding options to purchase 4,165,000 (2010: 4,165,000) shares of common stock under its stock option plan, issued to directors and employees as follows:

Weighted average exercise price

$0.90

Aggregate intrinsic value

$9,750

Weighted average remaining contractual term

1.85 years

At March 31, 2011, the Company had outstanding warrants to purchase 2,000,000 (2010: 1,400,000) shares of common stock issued to employees as follows:

Weighted average exercise price

$0.90

Aggregate intrinsic value

$ -

Weighted average remaining contractual term

1.94 years

Total stock-based compensation expense recognized during the three-month period ended March 31, 2011 was approximately $95,000. No options or warrants were granted during the three-month period ended March 31, 2010.

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

Management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of trade receivables. In the analysis, management primarily considers the age of the customer’s receivable and also considers the creditworthiness of the customer, the economic conditions of the customer’s industry, general economic conditions and trends, and especially the Company’s business relationship and history with its customers, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts. If judgments regarding the collectability of receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability. Since the Company’s trade receivables are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the Company’s financial statements. The allowance for doubtful accounts is approximately $9,363,000 at March 31, 2011, compared to $7,678,000 at December 31, 2010, is the Company’s best estimate of the amount of credit losses in existing trade receivables.

ARTIFICIAL LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(UNAUDITED)

Accounts receivable are recorded at cost less allowance for doubtful accounts and discount interest. Due to the extended payment terms granted to certain customers, payments from customers may be collected over an extended period of time. The related receivables have been discounted using a 5% (2011) and 3.25% (2010) discount rate to reflect the present value of the future collection of payments, which is to be amortized using the effective interest method over the period in which payments are made and the balance is outstanding. The unamortized discount on these receivables was approximately $443,000 at March 31, 2011 and $620,000 at December 31, 2010.

At March 31, 2011, the Company had 83 telecom carriers, resellers, distributors and general corporate customers, compared to 92 at March 31, 2010. For the three-month period ended March 31, 2011, the Company had two customers that represented approximately 55% and 44% of the Company’s revenues, respectively. For the three-month period ended March 31, 2010, the Company had two customers that represented approximately 66% and 33% of the Company’s revenues, respectively. At March 31, 2011, trade receivables were due from 43 customers. Of these, five customers accounted for approximately 23%, 19%, 17%, 14% and 12% of total trade receivables, respectively. At December 31, 2010, trade receivables were due from 40 customers. Of these, four customers accounted for approximately 34%, 27%, 17% and 9%, respectively.

5. FIXED ASSETS

Fixed assets are stated at cost less depreciation and if applicable, impairment. During the three-month periods ended March 31, 2011 and 2010, the Company did not recognize any write-off.

6. LICENSE RIGHTS

License rights consist of the following at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
License rights	$47,855,843	$47,939,542
Less: accumulated amortization	(13,650,725)	(12,339,664)
	$34,205,118	$35,599,878

Amortization expenses for the three-month periods ended March 31, 2011 and 2010 were approximately $1,788,000 and $1,430,000, respectively. During the three-month period ended March 31, 2011, the company wrote off a fully-amortized license rights cost of approximately $477,000 (2010: nil).

7. INVESTMENTS

Investments in unconsolidated affiliates consisted of the following:

	March 31,	December 31,
	2011	2010
M-Health Middle East, Ltd.	$11,982,628	$11,956,318
ARE Augmented Reality Europe UG	32,925	32,925
	$12,015,553	$11,989,243

M-Health Middle East, Ltd. (“M-Health”)

Investment in M-Health Middle East, Ltd. is accounted using the cost method as the Company did not control nor have the ability to exercise significant influence over operating and financial policies. As of March 31, 2011 and December 31, 2010, the Company reviewed its equity investments for impairment using operating forecasts developed by M-Health. The Company’s discounted cash flow analysis included estimated future cash movements in operations. Based on the analysis, the Company determined that the fair value of its investment exceeded its carrying value and therefore no impairment was indicated and recorded in the consolidated statement of income and comprehensive income.

ARE Augmented Reality Europe UG (“ARE”)

Investment in ARE Augmented Reality Europe UG is accounted using the cost method as the Company did

ARTIFICIAL LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(UNAUDITED)

not control nor have the ability to exercise significant influence over operating and financial polices. As of March 31, 2011 and December 31, 2010, the joint venture was not in full operation. As of March 31, 2011, management determined that the estimated fair values of the cost method investment exceeded the related carrying values and therefore no impairment was recorded in the consolidated statement of income and comprehensive income.

8. NET INCOME PER SHARE

Basic net income per share is calculated based on the weighted average number of common shares outstanding for the three-month periods ended March 31, 2011 and 2010. Diluted net income per share is computed using the weighted average number of common shares outstanding during the period and the weighted average dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants; common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

The following table sets forth the computation of fully diluted shares for the three-month periods ended March 31, 2011 and 2010.

	Three-month period ended March 31,
	2011	2010
Weighted average shares outstanding - basic	66,101,726	57,752,470
Dilutive securities:
Stock options	23,658	1,369,626
Warrants	—	900,838
Shares used in dilutive net income per share calculation	66,125,384	60,022,934

9. INCOME TAXES

At March 31, 2010, the Group’s deferred tax asset, of which valuation allowance has been fully provided for, primarily consists of tax loss carryforwards. The recognition of the net deferred tax asset at March 31, 2011 is based on the Company’s analysis of past, current and projected financial results of the Group’s operations. Based on the analysis, management concluded that the net deferred tax asset represents the amount that is more likely than not of being realized. If future taxable income is less than the amount that has been assumed in determining the deferred tax asset at March 31, 2011, an increase in the valuation allowance may be required with a corresponding charge against income. If future taxable income exceeds the level that has been assumed in calculating the deferred tax asset (including taxable income in foreign jurisdictions), the valuation allowance could be reduced with a corresponding credit to income.

For the three-month period ended March 31, 2011, the Company recorded an income tax expense of $975,000 (2010: $303,757), which was determined based on the estimated annual effective income tax rate for the year ending December 31, 2011.

10. CONTINGENCIES

From time to time, legal proceedings or disputes arise in the normal course of business. The Company monitors and reviews these matters and maintains accruals where appropriate

ARTIFICIAL LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(UNAUDITED)

11. NOTES PAYABLE

  Related Party Note Payable:

The Company has a revolving note payable to its chief executive officer for advances made by him to the Company, as well as accrued salary and bonuses. The note bears interest at 5%, secured by the assets of the Company and repayable on demand.

Activity on the note payable during the three-month periods ended March 31, 2011 and 2010 is as follows:

	2011	2010
Beginning balance, January 1	$ 2,144,167	$ 1,606,328
Advances	-	256,410
Repayments, cash	(204,958)	(181,755)
Repayments, non cash	(780,000)	-
Accrued salary/bonus	-	55,664
Accrued interest	10,054	18,964

Ending balance, March 31	$ 1,169,263	$ 1,755,611

On February 2, 2011, the Company repaid $780,000 of the outstanding loan balance of $2,144,167 owed to its chief executive officer through the issuance of 1,000,000 shares of common stock at a purchase price of $0.78 per share (the closing price at February 1, 2011). On the same date, the Company issued warrants to purchase an additional 300,000 shares of common stock to its chief executive officer (details on note 12), and a substitute loan agreement was entered into between the Company and its chief executive officer on the remaining balance, which bears interest at 5%, secured by the assets of the Company and is repayable on demand.

12. STOCKHOLDERS’ EQUITY

During the three-month period ended March 31, 2011, the Company repaid $780,000 of the outstanding loan balance owed to its chief executive officer through the issuance of 1,000,000 shares of common stock valued at $780,000 based on the closing price of the Company’s common stock on February 1, 2011. On the same date, the Company issued warrants to purchase an additional 300,000 shares of common stock to the chief executive officer. The warrants have a three-year term with an exercise price of $0.90 and are immediately exercisable. The fair value of the warrants of $76,200 and is recorded as a stock-based compensation expense in operating expenses in the Company’s statement of income and comprehensive income. The transaction was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) in accordance with Section 4(2) and Regulation S of the Securities Act.

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

ARTIFICIAL LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(UNAUDITED)

Level 3 – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Assets Measured and Recorded at Fair Value on a Recurring Basis

The Company's financial instruments include cash, trade receivables, accounts payable, and notes payable. Due to the extended payment terms granted to certain customers, the Company used fair value measurements in its accounting for certain non-related party trade receivables, using a discounted cash flow analysis utilizing “Level 2” inputs, with 5% (2011) and 3.25% (2010) discount rate to reflect the present value of the future collection of payments, which is to be amortized using the effective interest method over the period in which payments are made and the balance is outstanding. At March 31, 2011 and 2010, the Company estimates the fair market value of these certain non-related party trade receivables of $32,830,782 and $17,674,698, respectively and the related fair market value adjustment of $177,754 and $0 was recognized on the consolidated statement of income and comprehensive income, respectively.

Management estimates that the carrying amounts of other non-related party financial instruments approximate their fair values due to their short-term nature and the fair value of the related party notes payable is not practicable to estimate due to the related party nature of the underlying transactions.

Assets Measured and Recorded at Fair Value on a Non-Recurring Basis

The Company’s non-financial assets include fixed assets and license rights that are measured at fair value resulting from impairment, if determined to be necessary. During the three-month periods ended March 31, 2011 and 2010, the Company used fair value measurements in its account for certain license rights, using the license’s expected future cash flow analysis utilizing “Level 3” inputs. At March 31, 2011 and 2010, no fair market value adjustments for license rights are recognized on the consolidated statements of income and comprehensive income.

Financial assets include equity and cost method investments, which are measured on a non-recurring basis. These assets are recognized at fair value when they are determined to be other-than-temporarily impaired. At March 31, 2011, we based on the equity investee’s valuation, using “Level 3”unobservable inputs to the valuation methodologies that were significant to the fair value measurements. The valuation methodology includes the use of a discounted cash flow model, requiring the following significant estimates: revenue, based on assumed market segment size and share; costs; and discount rates. Estimates of market segment size, share, and costs are developed by the investee using available market data. At March 31, 2011 and 2010, no fair market value adjustments for financial assets are recognized on the consolidated statements of income and comprehensive income.

15. SUBSEQUENT EVENTS

On April 20, 2011, the Company declared to repay the full accrued bonus amount ($924,725) for the year 2010 owed to its chief executive officer through the issuance of 2,642,071 shares of common stock at a purchase price of $0.35 per share (the closing price at April 19, 2011).

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following Management's Discussion and Analysis is intended to help the reader understand our results of operations and financial condition and is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q. This discussion contains, in addition to historical statements, forward-looking statements that involve risks and uncertainties. Our actual future results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the factors discussed in the section titled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010. Any forward-looking statement speaks only as of the date on which such statement is made and we do not intend to update any such forward-looking statements.

OVERVIEW

Our business strategy and goal used to be to establish the Company as the leading full-service broadband mobile content and m-commerce provider. We have been focusing on four key markets: mobile commerce platform (OPUS-M™), mobile games, mobile TV, and mobile business applications. In addition, we offer consulting services, customization services, custom product development for clients, and product placements and mobile marketing as well as mobile distribution and aggregation.

Since the second quarter of 2011, however we are focusing our new business strategy on selling some of our intellectual property and to acquire other companies that we consider to be valuable extensions of our core business. Therefore, company currently is transforming into a more investment oriented entity and will shift its operations to partners and its investment companies.

We anticipate that our investment focus will be on certain mobile technologies such as augmented reality telemedicine, social networking and general business applications for mobile devices based on iPhone/iPad and Android operating systems. Our press release dated July 18, 2011 disclosed on our Company’s website: www.artificial-life.com includes further details on the new business strategy and strategic goals for the upcoming years.

During the first quarter of 2011, the Company still continued strengthening its position as a leading full-service global mobile software and content software provider by offering a wide variety of mobile products such as mobile games and entertainment, mobile TV, mobile distribution and aggregation, mobile business applications, and its cutting-edge mobile commerce platform OPUS-M™.

We are a registered developer for Apple’s iPhone/iPod Touch/iPad platforms and develop games and applications for these platforms and we are a leading publisher of iPhone/iPod apps and games. Since December 2008, we have released 37 iPhone/iPod Touch/iPad games. We achieved a total number of iPhone/iPod Touch/iPad downloads of approximately 3.9 million in the first quarter of 2011. As of March 31, 2011, the top title has been downloaded cumulatively over 7.45 million times, with the second and third most popular titles receiving 3.63 million and 3.61 million downloads each. On average, each game developed by Artificial Life has received over 766,000 downloads.

During the three-month period ended March 31, 2011, we continued to market and expand the distribution of our products in Europe, Asia and the United States by entering into various strategic relationships. Our products are now sold in over 100 countries through resellers and telecom partners and in over 90 countries through Apple’s App Store/iTunes distribution platform.

In the first quarter of 2011, we continued to intensify marketing of our new m-commerce platform, OPUS-M™ since its launch in early 2010, and were successful with our efforts as the majority of our new revenues were related to or derived from this product. OPUS-M™, with its broad appeal, flexible module selection concept, competitive pricing, hosting support and comprehensive feature set is our current key product and the basis for our future expansion.

Significant events during the first quarter of 2011 include the following:

•         In January 2011, we announced the launch of a new investment entity, Artificial Life Investment Ltd.,

ARTIFICIAL LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(UNAUDITED)

and our first two investments.

•      In January 2011, we agreed with 3M Company to launch three distinct pilot projects to co-develop innovative joint mobile products in 2011.

•      In January 2011, we announced our upcoming mobile telemedicine health solution, NeuroDerMo, the second in a series of mobile healthcare products.

•      In February 2011, we announced the launch of iSink U for free on the Android platform.

•      In February 2011, we announced the official launch of our new Alife Blog and Investments Section on our Company Website.

•      In February 2011, we announced our upcoming Portfolio Manager product, an easy-to-use, innovative mobile financial portfolio management application.

•      In February 2011, we announced the upcoming launch of ToonMates®; a massively multiplayer social game for multiple platforms including: Facebook, Android, iOS, and Windows Phone 7 devices.

•      In March 2011, we announced that our new Android title iSink U: Pirates Edition will be coming soon exclusively to the Amazon Appstore for Android.

As of March 31, 2011, we had total assets of $76,777,941 and total liabilities of $10,496,565. As of March, 31, 2011, current assets were $27,438,510 as compared to $19,234,929 at December 31, 2010, and current liabilities were $10,496,565 as compared to $10,122,329 at December 31, 2010.

As of March 31, 2011, we had 48 full-time employed staff. We also hired and assigned temporary staff, external consultants and interns to support our operations.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED MARCH 31, 2011 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2010

REVENUES: Revenues for the quarter ended March 31, 2011 were $10,325,837 as compared to $8,184,175 for the quarter ended March 31, 2010. The increase of revenues of $2,141,662 or 26% was mainly due to revenue recognized from global license deals for our m-commerce platform, OPUS-M™.

COST OF REVENUES: Cost of revenues mainly consisted of amortization of intangible assets. Cost of revenues for the quarter ended March 31, 2011 was $1,859,966 as compared to $1,489,779 for the quarter ended March 31, 2010. The increase of $370,187 or 25% was primarily due to the increased amortization of additional license rights acquired.

GROSS MARGIN: Gross margin for the quarter ended March 31, 2011 was $8,465,421 as compared to $6,694,396 for the quarter ended March 31, 2010. The increase of $1,771,025 or 26% was mainly due to revenue recognized from global license deals for our m-commerce platform, OPUS-M™, offset by amortization of license rights acquired.

GENERAL AND ADMINISTRATIVE: General and administrative expenses consisted of salary for administrative personnel, rent, professional fees, and costs associated with employee benefits, supplies, communications and traveling. General and administrative expenses for the quarter ended March 31, 2011 were $850,738 as compared to $702,135 for the quarter ended March 31, 2010. The increase of $148,603 or 21% was primarily due to increase in professional fees.

RESEARCH & DEVELOPMENT: Research and development expenses consisted of salary, training, consulting, subcontracting and other expenses incurred to develop and fulfill the design specifications and productions of the products and services from which we derive our revenues. Research and development expenses

ARTIFICIAL LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(UNAUDITED)

for the quarter ended March 31, 2011 were $622,863 as compared to $586,039 for the quarter ended March 31, 2010. The increase of $36,824 or 6% was primarily due to increase in the stock-based compensation and data hosting expenses.

SALES AND MARKETING: Sales and marketing expenses consisted of salary expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expenses, traveling and public relations activities. Sales and marketing expenses for the quarter ended March 31, 2011 were $406,063 as compared to $496,299 for the quarter ended March 31, 2010. The decrease of $90,236 or 18% was mostly due to decrease in consulting expenses.

DEPRECIATION OF FIXED ASSETS: Depreciation of fixed assets for the quarter ended March 31, 2011 was $17,249 as compared to $221,604 for the quarter ended March 31, 2010. The decrease of $204,355 or 92% was primarily due to write-off of certain fixed assets during the remaining period of 2010.

BAD AND DOUBTFUL DEBT:  Bad and doubtful debt expenses consisted of management’s best estimate of allowance for potential credit losses in existing trade receivables based upon detailed analysis of trade receivables. Bad and doubtful debt expenses for the quarter ended March 31, 2011 was $1,683,688 as compared to $0 for the quarter ended March 31, 2010. The increase of $1,683,688 or 100% was primarily due to the deteriorating economic and market conditions which had a substantial impact on the timeliness of receivable collections from our customers in 2011 than in 2010.

OTHER INCOME (EXPENSES): Other income (expenses) for the quarter ended March 31, 2011 was $992,769 as compared to ($735,765) for the quarter ended March 31, 2010. Net other income of $992,769 was primarily due to foreign currency transaction gain of approximately $1,017,000 in this quarter compared to loss of approximately $715,000 in the first quarter of 2010. The increase in foreign currency transaction gain was mostly due to the significant effect of the strengthening of the Euro relative to the United States Dollar on the trade receivables denominated in Euro.

INCOME FROM OPERATIONS AND NET INCOME: Income from operations for the quarter ended March 31, 2011 was $4,884,820, an increase of 4%, as compared to income from operations of $4,688,319 for the quarter ended March 31, 2010. The income from operations is primarily due to revenue of $10,325,387 generated from global license deals for our m-commerce platform, OPUS-M™, offset by the cost of revenue of $1,859,966 and the operational cost of $3,580,601. Net income for the quarter ended March 31, 2011 was $4,902,589, an increase of 34%, as compared to net income of $3,648,797 for the quarter ended March 31, 2010. The basic and diluted net income per share for the first quarter of 2011 was $0.07, as compared to $0.06 for the quarter ended March 31, 2010.

For the three-month period ended March 31, 2011, we recorded an income tax expense of $975,000 (2010: $303,757). Such income tax expense is calculated based on the estimated annual effective income tax rate for the year ending December 31, 2010. The Company’s effective income tax rate for the three-month period ended March 31, 2011 is 16.55%. The difference between the effective tax rate and the statutory tax rate is primarily as a result of a change in judgment about the realizability of the deferred tax assets of certain subsidiaries of the Company in future years. The change in judgment was mainly due to the successful development and launching of new products.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows for the three-month periods ended March 31, 2011 and 2010, are summarized as follows:

	2011	2010
Cash (used in) provided by:
Operating activities	$(1,671,164)	$144,404
Investing activities	(14,185)	(1,490,434)
Financing activities	(204,958)	16,588
Effect of exchange rate changes on cash	124,493	(104,991)
Net decrease in cash, considering effect of exchange rate changes on cash	$(1,765,814)	$(1,434,433)

Net cash used in operating activities was $1,671,164 for the three-month period ended March 31, 2011, which was an increase of $1,815,568 compared to the three-month period ended March 31, 2010. This increase in cash used was due primarily to the increase in revenue, decrease in cash collections from customers, offset by increase in bad and doubtful debt expense.

ARTIFICIAL LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(UNAUDITED)

Net cash used in investing activities was $14,185 for the three-month period ended March 31, 2011, which was a decrease of $1,476,249 compared to the three-month period ended March 31, 2010. This decrease was primarily due to decreased cash expenditures for purchase of license rights.

Net cash used in financing activities was $204,958 for the three-month period ended March 31, 2011, which was an increase of $221,546 compared to the three-month period ended March 31, 2011. This increase was primarily due to increase in net repayment of note payable during the three-month period ended March 31, 2011.

As of March 31, 2011, we had a working capital surplus of $16,941,945 and stockholders' equity of $66,281,376.

We have borrowed funds from time to time in the past from our chief executive officer, Eberhard Schoneburg. As of March 31, 2011, we owed our chief executive officer an aggregate amount of $1,169,263, as compared to $2,144,167 at December 31, 2010. During the three-month period ended March 31, 2011, the Company issued 1,000,000 shares of common stock to settle $780,000 of the notes payable to our chief executive officer. In connection with the stock issuance, the Company also issued warrants to the chief executive officer to acquire 300,000 shares of common stock with a total fair value of $76,200, and which has been accounted for as compensation expense in our statement of income and comprehensive income during the period. The advanced funds bear interest at a rate of 5% per year, secured by the assets of the Company and repayable on demand.

The Company continued to generate income in the first quarter of 2011, and we expect that cash flows generated from 2011 operations and additional financing through various sources will be sufficient to fund the Company’s operations, working capital, and commitment needs for the next 12 months.

Economic conditions in the United States and in foreign markets especially the Euro zone in which we operate have and may substantially affect our sales and profitability and our cash position and collection of trade accounts receivable. Economic activity in the United States and throughout much of the world has undergone a sudden, sharp downturn since 2008, following the housing downturn and subprime lending collapse in the United States and the global banking crisis in 2009 and the sovereign debt crisis in Europe in 2010 and 2011. Global credit and capital markets have experienced unprecedented volatility and disruption. Business credit and liquidity have tightened in much of the world. Some of our suppliers and customers have and may face credit issues and could experience cash flow problems and other financial hardships. These factors have had a substantial impact on the timeliness of receivable collections from our customers. The Company cannot predict at this point in time how this situation will develop and whether trade receivables may need to be written off in the coming quarters.

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

Because the Company’s trade receivables are usually concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the Company’s financial statements. As of March 31, 2011, the weighted-average age of accounts receivables from all customers was 175 days as compared to 152 days as of March 31, 2010 and 167 days as of December 31, 2010. The weighted-average age of receivables from the Company’s five largest customers (that represented approximately 23%, 19%, 17%, 14%, and 12% of the Company’s total trade receivables) on March 31, 2011 was 146 days as compared to 152 days represented by the Company’s six largest customers (that represented 38%, 20%, 15%, 11%, 9% and 6% of the Company’s total trade receivables) as of March 31, 2010, and 160 days represented by the Company’s four largest customers (that represented 34%, 27%, 17% and 9% of the Company’s total trade receivables) as of December 31, 2010.

ARTIFICIAL LIFE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)
(UNAUDITED)

Recently Issued and Adopted Accounting Pronouncements

We describe recent accounting pronouncements in Item 1 - “Condensed Consolidated Financial Statements - Notes to Condensed Consolidated Financial Statements” Note 1. Basis of Presentation.

OFF-BALANCE SHEET ARRANGEMENTS

At March 31, 2011, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls. Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our management team will continue to evaluate our internal control over financial reporting throughout 2011.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Part I, “Note 12. Stockholders’ Equity”.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4 - [REMOVED AND RESERVED]

ITEM 5 - OTHER INFORMATION

Not applicable.

ITEM 6 - EXHIBITS

31.1 *	Certification of Principal Executive Officer pursuant to Exchange Act Rule 13a-1(a) or Rule 15d-14(a) (authorized by Section 302 of the Sarbanes-Oxley Act of 2002)

31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rule 13a-1(a) or Rule 15d-14(a) (authorized by Section 302 of the Sarbanes-Oxley Act of 2002)

32.1 *	Certification of Principal Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTIFICIAL LIFE, INC.

Date: August 11, 2011

By: /s/ Eberhard Schoneburg

Name: Eberhard Schoneburg

Title: Chief Executive Officer

By: /s/ Frank Namyslik

Name: Frank Namyslik

Title: Chief Financial Officer