Form 10-Q
period 2011-06-30
ARTIFICIAL LIFE INC
filed 2011-08-15
CIK 1070361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

QUARTERLY PERIOD ENDED JUNE 30, 2011

		Page No.
PART I - FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (unaudited)	3
	Condensed Consolidated Statements of Income and Comprehensive Income for the Three-Month and Six-Month Periods Ended June 30, 2011 and 2010 (unaudited)	4
	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Six-Month Period Ended June 30, 2011 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2011 and 2010 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4.	Controls and Procedures	19

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	[Removed and Reserved]	21
Item 5.	Other Information	21
Item 6.	Exhibits	21
Signatures		22

PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ARTIFICIAL LIFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$477,475	$2,240,509
Pledged deposit	25,641	25,641
Trade accounts receivables, net of allowance for discount interest and doubtful accounts of $7,836,211and $8,298,470, respectively	21,614,333	14,599,571
Prepaid expenses and other	2,191,085	872,208
Deferred income taxes, net	1,497,000	1,497,000
Total current assets	25,805,534	19,234,929

Fixed assets, net of accumulated depreciation of $591,358 and $579,016, respectively	59,680	90,247

Investments	12,025,753	11,989,243
License rights, net of accumulated amortization of $15,458,761 and $12,339,664, respectively	32,549,068	35,599,878
Prepaid expenses, deposits and other assets	1,675,737	2,027,999
Deferred income taxes	1,205,000	1,507,000
	47,455,558	51,124,120

TOTAL ASSETS	$73,320,772	$70,449,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$803,783	$707,324
Accrued expenses and other	7,793,140	6,077,897
Income taxes payable	980,745	1,192,941
Note payable – officer/stockholder	1,784,684	2,144,167
Total liabilities (all current)	11,362,352	10,122,329

Stockholders’ Equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 130,000,000 shares authorized, 66,457,282 shares issued and outstanding as of June 30, 2011 and 65,457,282 shares issued and outstanding as of December 31, 2010	664,572	654,572
Additional paid-in capital	72,302,074	71,437,066
Notes receivable from stockholders	(19,577)	(19,577)
Accumulated deficit	(11,110,978)	(11,622,397)
Accumulated other comprehensive income (loss)	122,329	(122,697)
Total stockholders’ equity	61,958,420	60,326,967

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,320,772	$70,449,296

See accompanying notes to unaudited condensed consolidated financial statements.

ARTIFICIAL LIFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three-Month Periods Ended June 30,		Six-Month Periods Ended June 30,
	2011	2010	2011	2010

Revenues:
Software license agreements	$245,917	$9,032,238	$10,571,304	$17,211,784
Application services and other	—	11,225	—	15,854
	245,917	9,043,463	10,571,304	17,227,638

Cost of revenues:
Cost of software license agreements	1,808,037	1,831,715	3,596,205	3,261,353
Others	39,513	91,826	111,311	151,967
	1,847,550	1,923,541	3,707,516	3,413,320
Gross (loss) profit	(1,601,633)	7,119,922	6,863,788	13,814,318

Operating expenses:
General and administrative	967,503	619,419	1,818,241	1,321,554
Research and development	655,795	656,222	1,278,658	1,242,261
Sales and marketing	471,547	399,038	877,610	895,337
Depreciation	15,629	205,897	32,878	427,501
Bad and doubtful debt	2,167,493	3,713	3,851,181	3,713
Total operating expenses	4,277,967	1,884,289	7,858,568	3,890,366

(Loss) income from operations	(5,879,600)	5,235,633	(994,780)	9,923,952

Other income (expenses):
Interest income and other income	9,382	5,388	9,493	5,420
Interest expense	(22,595)	(21,389)	(46,504)	(41,759)
Foreign currency transaction gains (losses)	629,643	(806,931)	1,646,210	(1,522,358)
	616,430	(822,932)	1,609,199	(1,558,697)

(Loss) income before income taxes	(5,263,170)	4,412,701	614,419	8,365,255
Income tax benefit (expense)	872,000	(823,488)	(103,000)	(1,127,245)

Net (loss) income	(4,391,170)	3,589,213	511,419	7,238,010
Foreign currency translation adjustment	68,214	(39,743)	245,026	(152,986)

Comprehensive (loss) income	$(4,322,956)	$3,549,470	$756,445	$7,085,024

Net income per share:
Basic	$(0.07)	$0.06	$0.01	$0.12
Diluted	$(0.07)	$0.06	$0.01	$0.12

Weighted average shares outstanding:
Basic	66,457,282	60,235,405	66,280,486	59,000,796
Diluted	66,457,282	61,630,883	66,280,486	60,844,454

See accompanying notes to unaudited condensed consolidated financial statements.

ARTIFICIAL LIFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

 (UNAUDITED)

	Common Stock
	Shares	Amount	Additional paid-in capital	Notes receivable from stockholders	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balances at January 1, 2011	65,457,282	$654,572	$71,437,066	$(19,577)	$(11,622,397)	$(122,697)	$60,326,967

Issuance of common stock and warrants for note repayment	1,000,000	10,000	770,000	—	—	—	780,000

Stock-based compensation expense			95,008	—	—	—	95,008

Net income	—	—	—	—	511,419	—	511,419

Other comprehensive income – foreign currency translation adjustment	—	—	—	—	—	245,026	245,026
Balances at June 30, 2011	66,457,282	$664,572	$72,302,074	$(19,577)	$(11,110,978)	$122,329	$61,958,420

ARTIFICIAL LIFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six-Month Periods Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$511,419	$7,238,010
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,629,083	3,688,855
Loss on disposal of fixed assets	13,829	571
Deferred income tax expense (benefit)	302,000	(298,045)
Bad and doubtful debt expense	3,851,181	3,713
Realized gain on settlement of short-term investment	—	(12,847)
Foreign currency exchange (gain) loss	(1,646,210)	1,522,358
Interest expense accrued on advances from officer / stockholder	32,649	20,999
Stock-based compensation expense	95,008	—
Amortization of prepaid consulting expense through stock issuance	38,481	—
Salary / bonus accrued to officer / stockholder	190,262	55,664
Discount on trade receivables	(316,458)	—
Changes in operating assets and liabilities:
Increase in trade accounts and installment receivables	(8,885,040)	(9,462,183)
(Increase) decrease in prepaid expenses, deposits and other assets	(948,177)	313,163
Increase in accounts payable	220,087	15,847
Increase (decrease) in accrued expenses and other	1,195,956	(202,728)
(Decrease) increase in income taxes payable	(212,196)	1,402,684
Increase in pledged deposit	—	(25,641)
Net cash (used in) provided by operating activities	(1,928,126)	4,260,420

Cash flows from investing activities:
Purchase of fixed assets	(16,284)	(40,131)
Purchase of license rights	(160,420)	(7,825,156)
Purchase of short-term investment	—	(603,750)
Proceeds from sale of short-term investment	—	616,597
Net cash used in investing activities	(176,704)	(7,852,440)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	—	3,784,579
Advances under note payable to officer/stockholder	402,564	256,410
Repayment of note payable to officer/stockholder	(204,958)	(193,700)
Repayment of note payable to stockholder	—	(666,667)
Net cash provided by financing activities	197,606	3,180,622

Net decrease in cash	(1,907,224)	(411,398)
Cash at beginning of period	2,240,509	2,356,336
Effect of exchange rate changes on cash	144,190	(153,923)
Cash at end of period	$477,475	$1,791,015

Supplemental cash flow disclosure:
Cash paid for interest	$—	$90,371
Cash paid for income taxes	$13,000	$23,557
Supplemental disclosure of non-cash investing and financing activities:
Purchase of software hosting service in satisfaction for trade accounts receivable	$—	$690,000
Purchase of license rights through offsetting arrangement	$—	$3,360,000
Issuance of common stock and warrants for repayment of note payable to officer	$780,000	$—
Issuance of common stock and warrants in satisfaction of commissions	$—	$50,000

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

Artificial Life Europe GmbH, located in Berlin, Germany; formed in January 2007 to concentrate on customer service and support activities of sales and marketing expansion in European, Middle Eastern and African (EMEA) markets. As of June 30, 2011, it acts as the European financial center of the Artificial Life group.

Artificial Life Japan Ltd., located in Tokyo, Japan; acquired by the Company in July 2007 for support activities of sales and marketing expansion in Japanese markets. In July 2011, liquidation procedures for this entity have commenced.

Green Cortex, Inc., located in Hong Kong; formed in May 2010 to develop mobile business applications for sustainability products and to venture into the green IT business. It is currently non-operating and inactive..

Artificial Life Investments, Ltd., located in Hong Kong; formed in December 2010 to handle all investment activities for Artificial Life. As of June 30, 2011, Artificial Life Investments is the key operating investment entity of the Artificial Life group.

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

Operating results for the three-month and six-month periods ended June 30, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011. Due to the substantial change of the business model and business strategy starting in the second quarter of 2011 the financial results for 2011 may vary substantially from former years. Amounts at December 31, 2010 are derived from the Company’s audited consolidated financial statements.  For further information, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

ARTIFICIAL LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

(UNAUDITED)

Reclassifications:

Certain reclassifications of prior period amounts have been made to conform to the current period presentation. Beginning from the first quarter of 2011, the Company reports bad debt expense as a separate component of operating expenses in the unaudited condensed consolidated statements of income and comprehensive income. Prior to the first quarter of 2011, the bad debt expense was partially included as a component of general and administrative expenses.

Recently issued accounting standards

In May 2011, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2011-04, which amends ASC 820, “Fair Value Measurements”. ASU 2011-04 improves consistency in application and increase comparability of fair value measurement between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 expands the disclosures for fair value measurements requiring disclosure on quantitative information about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy. ASU 2011-04 is to be applied prospectively and is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is not permitted. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, which amends ASC 220 “Comprehensive Income”. ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is to be applied retrospectively and is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption permitted. The Company does not expect the adoption of ASU 2011-05 to have a material change on the presentation of its consolidated financial statements.

2.

PLEDGED DEPOSIT

At June 30, 2011, the Company maintained an interest-bearing pledged deposit of $25,641 (2010: $25,641), which is required under an agreement with a bank to assure future corporate card credit availability. The deposit is restricted for use and the agreement is renewed automatically on a month-to-month basis.

3.

EMPLOYEE STOCK BASED COMPENSATION

At June 30, 2011, the Company had outstanding options to purchase 4,100,000 (2010: 4,065,000) shares of common stock under its stock option plan, issued to directors and employees as follows:

Weighted average exercise price

$0.91

Aggregate intrinsic value

$ -

Weighted average remaining contractual term

1.63 years

At June 30, 2011, the Company had outstanding warrants to purchase 2,000,000 (2010: 1,400,000) shares of common stock issued to employees as follows:

Weighted average exercise price

$0.90

Aggregate intrinsic value

$ -

Weighted average remaining contractual term

1.69 years

Total stock-based compensation expense recognized during the six-month period ended June 30, 2011 was approximately $95,000. No options or warrants were granted during the three-month period ended June 30, 2011.

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

ARTIFICIAL LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

(UNAUDITED)

judgment collection is not reasonably assured, the Company does not record revenue until the uncertainty is removed.

Management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of trade receivables. In the analysis, management primarily considers the age of the customer’s receivable and also considers the creditworthiness of the customer, the economic conditions of the customer’s industry, general economic conditions and trends, and especially the Company’s business relationship and history with its customers, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collectability of receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability.  Since the Company’s trade receivables are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the Company’s financial statements.  The allowance for doubtful accounts is approximately $7,532,000 at June 30, 2011, compared to $7,678,000 at December 31, 2010, is the Company’s best estimate of the amount of credit losses in existing trade receivables. During the six-month period ended June 30, 2011, the Company wrote off delinquent accounts receivables of $4,000,000 from a Greece client, which were determined to be uncollectible. Full bad debt allowance had already been provided for these accounts receivable as of March 31, 2011.

  Accounts receivable are recorded at cost less allowance for doubtful accounts and discount interest. Due to the extended payment terms granted to certain customers, payments from customers may be collected over an extended period of time. The related receivables have been discounted using a 5% (2011) and 3.25% (2010) discount rate to reflect the present value of the future collection of payments, which is to be amortized using the effective interest method over the period in which payments are made and the balance is outstanding. The unamortized discount on these receivables was approximately $304,000 at June 30, 2011 and $620,000 at December 31, 2010.

At June 30, 2011, the Company had 87 telecom carriers, resellers, distributors and general corporate customers, compared to 91 at June 30, 2010. For the three-month period ended June 30, 2011, the Company had three customers that represented approximately 74%, 16% and 7% of the Company’s revenues, respectively. For the six-month period ended June 30, 2011, the Company had two customers that represented approximately 53% and 43% of the Company’s revenues, respectively. For the three-month period ended June 30, 2010, the Company had three customers that represented approximately 44%, 31% and 22% of the Company’s revenues, respectively. For the six-month period ended June 30, 2010, the Company had five customers that represented approximately 31%, 23%, 16%, 16%, 12% of the Company’s revenues, respectively.

Due to the recent change in business model and strategy, historic customers may no longer be clients of the Company going forward. The Company has ceased to license its products under the former business model in the quarter ended June 30, 2011. Future revenues are no longer expected to arise from the former business model. The Company intends to sell its current assets and some of its intellectual property and to engage mostly in investment related activities rather than licensing and sales activities. Therefore, client structures and accounts are expected to change substantially.

At June 30, 2011, trade receivables were due from 42 customers. Of these, four customers accounted for approximately 26%, 22%, 20% and 16% of total trade receivables, respectively. At December 31, 2010, trade receivables were due from 40 customers. Of these, four customers accounted for approximately 34%, 27%, 17% and 9%, respectively.

5.

FIXED ASSETS

Fixed assets are stated at cost less depreciation and if applicable, impairment.  During the three-month and six-month periods ended June 30, 2011 and 2010, the Company did not recognize any write-off.

ARTIFICIAL LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

(UNAUDITED)

6.

LICENSE RIGHTS

License rights consist of the following at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010

License rights	$48,007,829	$47,939,542
Less: accumulated amortization	(15,458,761)	(12,339,664)
	$32,549,068	$35,599,878

Amortization expense for the three-month periods ended June 30, 2011 and 2010 were approximately $1,808,000 and $1,832,000, respectively.

Amortization expenses for the six-month periods ended June 30, 2011 and 2010 were approximately $3,596,000 and $3,261,000, respectively. During the six-month period ended June 30, 2011, the Company wrote off a fully-amortized license rights cost of approximately $477,000 (2010: nil).

7.

INVESTMENTS

In the quarter ended June 30, 2011 the Company has changed its business model and strategy. From the second quarter of 2011 and going forward the Company will focus on investment activities and try to establish a group of investment companies with a focus on the BRICS nations and wireless technology. First investments by the Company have been made in the fourth quarter of 2010. Further investments are expected to be made during the second half of 2011 and in 2012.

Investments in unconsolidated affiliates consisted of the following:

	June 30,	December 31,
	2011	2010

M-Health Middle East, Ltd.	$11,992,828	$11,956,318
ARE Augmented Reality Europe UG	32,925	32,925
	$12,025,753	$11,989,243

M-Health Middle East, Ltd. (“M-Health”)

Investment in M-Health Middle East, Ltd. is accounted using the cost method as the Company did not control nor have the ability to exercise significant influence over operating and financial policies. As of June 30, 2011 and December 31, 2010, the Company reviewed its equity investments for impairment using operating forecasts developed by M-Health. The Company’s discounted cash flow analysis included estimated future cash movements in operations. Based on the analysis, the Company determined that the fair value of its investment exceeded its carrying value and therefore no impairment was indicated and recorded in the consolidated statement of income and comprehensive income.

ARE Augmented Reality Europe UG (“ARE”)

Investment in ARE Augmented Reality Europe UG is accounted using the cost method as the Company did not control nor have the ability to exercise significant influence over operating and financial polices. As of June 30, 2011 and December 31, 2010, the joint venture was not in full operation. As of June 30, 2011, management determined that the estimated fair values of the cost method investment exceeded the related carrying values and therefore no impairment was recorded in the consolidated statement of income and comprehensive income.

ARTIFICIAL LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

(UNAUDITED)

8.

NET INCOME PER SHARE

Basic net income per share is calculated based on the weighted average number of common shares outstanding for the three-month and six-month periods ended June 30, 2011 and 2010.  Diluted net income per share is computed using the weighted average number of common shares outstanding during the period and the weighted average dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants; common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

The following table sets forth the computation of fully diluted shares for the three-month and six-month periods ended June 30, 2011 and 2010.

	Three-month periods ended June 30,		Six-month periods ended June 30,
	2011	2010	2011	2010
Weighted average shares outstanding - basic	66,457,282	60,235,405	66,280,486	59,000,796
Dilutive securities:
Stock options	—	853,517	—	1,129,983
Warrants	—	541,961	—	713,675
Shares used in dilutive net income per share calculation	66,457,282	61,630,883	66,280,486	60,844,454

9.

INCOME TAXES

At June 30, 2011, the Group’s deferred tax asset, of which valuation allowance has been fully provided for, primarily consists of tax loss carry-forwards. The recognition of the net deferred tax asset at June 30, 2011 is based on the Company’s analysis of past, current and projected financial results of the Group’s operations. Based on the analysis, management concluded that the net deferred tax asset represents the amount that is more likely than not of being realized. If future taxable income is less than the amount that has been assumed in determining the deferred tax asset at June 30, 2011, an increase in the valuation allowance may be required with a corresponding charge against income. If future taxable income exceeds the level that has been assumed in calculating the deferred tax asset (including taxable income in foreign jurisdictions), the valuation allowance could be reduced with a corresponding credit to income.

For the three-month period ended June 30, 2011, the Company recorded an income tax benefit of $872,000. For the six-month period ended June 30, 2011, the income tax expense includes a current income tax expense of $103,000. The income tax (benefit) expense was determined based on the estimated annual effective income tax rate for the year ending December 31, 2011.

For the three-month period ended June 30, 2010, the Company recorded an income tax expense of $823,488. For the six-month period ended June 30, 2010, the income tax expense includes a current income tax expense of $1,425,290 and deferred tax credit of $298,045.

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

ARTIFICIAL LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

(UNAUDITED)

Activity on the note payable during the six-month periods ended June 30, 2011 and 2010 is as follows:

	2011	2010
Beginning balance, January 1	$2,144,167	$1,606,328
Advances	402,564	256,410
Repayments, cash	(204,958)	(193,700)
Repayments, non cash	(780,000)	—
Accrued salary/bonus	190,262	55,664
Accrued interest	32,649	20,999

Ending balance, June 30	$1,784,684	$1,745,701

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

On April 20, 2011, the Company declared to repay the full accrued bonus amount ($924,725) for the year 2010 owed to its chief executive officer through the issuance of 2,642,071 shares of common stock at a purchase price of $0.35 per share (the closing price at April 19, 2011). The repayment in form of stock issuance will be processed in the third quarter of 2011.

12.

STOCKHOLDERS’ EQUITY

During the six-month period ended June 30, 2011, the Company repaid $780,000 of the outstanding loan balance owed to its chief executive officer through the issuance of 1,000,000 shares of common stock valued at $780,000 based on the closing price of the Company’s common stock on February 1, 2011. On the same date, the Company issued warrants to purchase an additional 300,000 shares of common stock to the chief executive officer. The warrants have a three-year term with an exercise price of $0.90 and are immediately exercisable. The fair value of the warrants of $76,200 and is recorded as a stock-based compensation expense in operating expenses in the Company’s statement of income and comprehensive income. The transaction was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) in accordance with Section 4(2) and Regulation S of the Securities Act.

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

ARTIFICIAL LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (CONTINUED)

(UNAUDITED)

Assets Measured and Recorded at Fair Value on a Recurring Basis

The Company's financial instruments include cash, trade receivables, accounts payable, and notes payable. Due to the extended payment terms granted to certain customers, the Company used fair value measurements in its accounting for certain non-related party trade receivables, using a discounted cash flow analysis utilizing “Level 2” inputs, with 5% (2011) and 3.25% (2010) discount rate to reflect the present value of the future collection of payments, which is to be amortized using the effective interest method over the period in which payments are made and the balance is outstanding. At June 30, 2011 and 2010, the Company estimates the fair market value of these certain non-related party trade receivables of $29,146,530 and $21,211,797, respectively. The related fair market value adjustment of $138,704 and $316,458 was recognized on the consolidated statement of income and comprehensive income for the three-month and six-month period ended June 30, 2011, respectively. The related fair market value adjustment of $113,683 was recognized on the consolidated statement of income and comprehensive income for the three-month and six-month period ended June 30, 2010.

Management estimates that the carrying amounts of other non-related party financial instruments approximate their fair values due to their short-term nature and the fair value of the related party notes payable is not practicable to estimate due to the related party nature of the underlying transactions.

Assets Measured and Recorded at Fair Value on a Non-Recurring Basis

The Company’s non-financial assets include fixed assets and license rights that are measured at fair value resulting from impairment, if determined to be necessary. During the six-month periods ended June 30, 2011 and 2010, the Company used fair value measurements in its account for certain license rights, using the license’s expected future cash flow analysis utilizing “Level 3” inputs. At June 30, 2011 and 2010, no fair market value adjustments for license rights are recognized on the consolidated statements of income and comprehensive income.

Financial assets include equity and cost method investments, which are measured on a non-recurring basis. These assets are recognized at fair value when they are determined to be other-than-temporarily impaired. At June 30, 2011, we based on the equity investee’s valuation, using “Level 3” unobservable inputs to the valuation methodologies that were significant to the fair value measurements. The valuation methodology includes the use of a discounted cash flow model, requiring the following significant estimates: revenue, based on assumed market segment size and share; costs; and discount rates. Estimates of market segment size, share, and costs are developed by the investee using available market data. At June 30, 2011, no fair market value adjustments for financial assets are recognized on the consolidated statements of income and comprehensive income. No financial assets required fair value measurement on a non-recurring basis at June 30, 2010.

15.

SUBSEQUENT EVENTS

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

From July 2011, Artificial Life Japan Ltd., one of the subsidiaries of the Company, has commenced the liquidation process to reduce overhead and to adjust for the new business strategy. Since the amount of investment is being immaterial, there is no further consideration on any valuation allowance on this investment.

In August 2011, the Company closed private placements offerings with one individual accredited investor for 1,250,000 shares of common stock and warrants to purchase an additional 1,250,000 shares of common stock. The shares of common stock and warrants were sold for an aggregate purchase price of $250,000. The warrants have a two-year term with exercise price at $0.3, which are immediately exercisable in August 2011.

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

OVERVIEW

In the second quarter of 2011, the Company has changed its business model and strategy. We are now transforming the Company into a new and innovative investment driven entity. Our goal is to establish a network of leading wireless companies around the globe in which we play a key role as a strategic investor and business facilitator. Our press release dated July 18, 2011 disclosed on our Company’s website: www.artificial-life.com includes further details on the new business strategy and strategic goals for the upcoming years.

Currently, as a first step, we are focusing on selling some of our valuable intellectual property which we have generated over the past few years and to acquire stakes in other companies that we consider to be valuable contributors to our future business.

We expect the Company will grow faster and stronger following this new approach in the long run than it would have by continuing to grow organically as we did in the past years. We intend to become an even stronger player in the smart phone field by investing in promising firms, helping these firms to grow their business through the introduction to the Company’s partners, customers, licensors and client networks. The Company would then work with these partners and other investors to increase value of its investment companies and/or to sell the Company’s stakes to strategic investors or partners or to exit through Initial Public Offerings at the appropriate time.

We anticipate that our investment focus will be on certain mobile technologies in the following technologies: near field communication (NFC), smart phone  apps (games, life-style, health-care and business apps), augmented reality, social networking games and apps, and m-commerce; the future investment focus of the Company will be on South America (mainly Brazil), Russia, India, Asia (mainly Greater China) and (South) Africa and the Middle East, i.e. the countries commonly known as the BRICS nations. However, the general investment strategy will be flexible and opportunistic allowing the Company to also invest in promising targets in other territories (such as Europe or the US) when they are presented.

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

We are a registered developer for Apple’s iPhone, iPod Touch and iPad platforms and develop games and applications for these platforms and we are a leading publisher of iPhone/iPod Touch/iPad games. Since December 2008, we have released 37 iPhone/iPod Touch/iPad games. Besides the iPhone/iPod Touch/iPad platforms, we are also supporting Android, Google’s new open source platform for mobile devices and Microsoft’s Window Mobile 7 platform. The total cumulative number of our mobile games and apps downloaded for iPhone/iPod Touch/iPad, Android and Window Mobile 7 platforms, through July 2011 has exceeded 29 million worldwide.

During the second quarter of 2011, the Company ceased to actively sell its products under the historic business model and started evaluating various investment targets. The Company also no longer intends to develop new products by itself but expects to work with its investment companies to generate new mobile apps and technologies.

Significant events during the second quarter of 2011 include the following:

•

In April 2011, we announced the dismissal of our audit firm KPMG and the related delayed filing of its 10-K report.

•

In April 2011, we announced that a new version of the popular iSink U game will arrive soon and will be available on Facebook.

•

In April 2011, we announced the launch of our new Android title iSink U: Pirates Edition which is live exclusively in the Amazon Appstore for Android.

•

In April 2011, we announced an expansion of our business into South Africa through the extension of our Opus-M Health platform to include an application that will be used for the care management of HIV/AIDS patients.

•

In April 2011, a purported securities class action lawsuit was filed on April 15, 2011 against our company and our CEO.

•

In April 2011, we announced the appointment of BDO AG as our independent auditors.

•

In April 2011, we announced the launch of Opus-M Health: Neurodermatitis (short form: Opus-M Health: Nd), our second major mobile telemedicine health solution for iPhone/iPod touch which is available on the Apple App Store.

•

In May 2011, the securities class action against our Company was dismissed voluntarily by the plaintiffs and its counsel in its entirety.

•

In May 2011, we signed a partnership agreement with Sony Ericsson’s PlayNow™ application store in mainland China to launch a wide selection of Android mobile games on PlayNow™.

•

In May 2011, we announced our upcoming product Opus-M™ Health: Neurodermatitis Kids Edition (short form: Opus-M Health: Nd Kids), a healthcare app specifically designed for children to be used for monitoring of the neurodermatitis skin condition.

•

In May 2011, we announced that we are recruiting beta-testers for the upcoming title iSink U Facebook Edition which is in its final stages of development.

•

In May 2011, we announced that Opus-M™ 2.0, the latest version of our mobile technology platform, has been launched.

•

In May 2011, we had signed a partnership and distribution agreement with Talkweb in the People's Republic of China to publish a wide range of its Android and Java games on an upcoming Artificial Life Brand Shop for China Mobile’s app store, Mobile Market.

•

In May 2011, we announced our upcoming product Opus-M™ Health: Dermatitis (short form: Opus-M Health: Dt), a healthcare app specifically geared towards the monitoring of the dermatitis skin condition.

•

In June 2011, we announced the launch of iSink U CBE (COMPUTER BILD Edition) , a special title of our iSink U series made exclusively for iPhone, iPod touch and iPad, in collaboration with renowned German magazine COMPUTER BILD.

As of June 30, 2011, we had total assets of $73,320,772 and total liabilities of $11,362,352. As of June 30, 2011, current assets were $25,805,534 as compared to $19,234,929 at December 31, 2010, and current liabilities were $11,362,352 as compared to $10,122,329 at December 31, 2010.

As of June 30, 2011, we had 48 full-time employed staff. We also hired and assigned temporary staff,

external consultants and interns to support our operations. The Company intends to reduce its staff to accommodate to the new investment oriented business model.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED JUNE 30, 2011 COMPARED TO THREE-MONTH PERIOD ENDED JUNE 30, 2010

REVENUES:  Revenues for the quarter ended June 30, 2011 were $245,917 as compared to $9,043,463 for the quarter ended June 30, 2010. The decrease of revenues of $8,797,546 was mainly due to the stop of sales and related decrease in revenue recognized from global license deals for our m-commerce platform, OPUS-M™ and the implementation of the Company’s new investment oriented business model and the related ceasing of the active sales of its current products .

COST OF REVENUES:  Cost of revenues mainly consisted of amortization of intangible assets. Cost of revenues for the quarter ended June 30, 2011 was $1,847,550, relatively consistent as compared to $1,923,541 for the quarter ended June 30, 2010.

GROSS MARGIN:  Gross margin for the quarter ended June 30, 2011 was $(1,601,633) as compared to $7,119,922 for the quarter ended June 30, 2010.  The decrease of $8,721,555 was mainly due to significant decrease in revenue recognized from global license deals.

GENERAL AND ADMINISTRATIVE:  General and administrative expenses consisted of salary for administrative personnel, rent, professional fees, and costs associated with employee benefits, supplies, communications and traveling. General and administrative expenses for the quarter ended June 30, 2011 were $967,503 as compared to $619,419 for the quarter ended June 30, 2010. The increase of $348,084 was mainly due to increase of professional legal and audit fees.

RESEARCH & DEVELOPMENT:  Research and development expenses consisted of salary, training, consulting, subcontracting and other expenses incurred to develop and fulfill the design specifications and productions of the products and services from which we derive our revenues.  Research and development expenses for the quarter ended June 30, 2011 were $655,795, relatively consistent as compared to $656,222 for the quarter ended June 30, 2010.

SALES AND MARKETING:  Sales and marketing expenses consisted of salary expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expenses, traveling and public relations activities. Sales and marketing expenses for the quarter ended June 30, 2011 were $471,547, relatively consistent as compared to $399,038 for the quarter ended June 30, 2010.

DEPRECIATION OF FIXED ASSETS:  Depreciation of fixed assets for the quarter ended June 30, 2011 was $15,629 as compared to $205,897 for the quarter ended June 30, 2010. The decrease of $190,268 was primarily due to write-off of certain fixed assets during the remaining period of 2010.

BAD AND DOUBTFUL DEBT:  Bad and doubtful debt expenses consisted of management’s best estimate of allowance for potential credit losses in existing trade receivables based upon detailed analysis of trade receivables. Bad and doubtful debt expenses for the quarter ended June 30, 2011 was $2,167,493 as compared to $3,713 for the quarter ended June 30, 2010. The increase of $2,163,780 was primarily due to the economic and market conditions in the Euro zone which had a substantial impact on the timeliness of receivable collections from our customers.

OTHER INCOME (EXPENSES):  Other income (expenses) for the quarter ended June 30, 2011 was $616,430 as compared to $(822,932) for the quarter ended June 30, 2010. Net other income of $616,430 was primarily due to foreign currency transaction gains of approximately $629,643 in this quarter compared to losses of approximately $806,931 in the second quarter of 2010. The increase in foreign currency transaction gain was mostly due to the significant effect of the strengthening of the Euro relative to the United States Dollar on the trade receivables denominated in Euro.

(LOSS) INCOME FROM OPERATIONS AND NET (LOSS) INCOME: Loss from operations for the quarter ended June 30, 2011 was $(5,879,600), as compared to income from operations of $5,235,633 for the quarter ended June 30, 2010. Net loss for the quarter ended June 30, 2011 was $(4,391,170), as compared to net income of $3,589,213 for the quarter ended June 30, 2010. The decrease in both (loss) income from operations and net (loss) income is primarily due to the shift in business model and the related significant decrease in license revenues and increase in bad and doubtful debt expenses. The basic and diluted net (loss) income per share for the second quarter of 2011 was $(0.07), as compared to $0.06 for the quarter ended June 30, 2010.

For the three-month period ended June 30, 2011, we recorded an income tax benefit (expense) of $872,000 (2010: $(823,488)). Such income tax expense is calculated based on the estimated annual effective income tax rate for the year ending December 31, 2011.

SIX-MONTH PERIOD ENDED JUNE 30, 2011 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 2010

REVENUES:  Revenues for the six-month period ended June 30, 2011 were $10,571,304 as compared to $17,227,638 for the six-month period ended June 30, 2010. The decrease of revenues of $6,656,334 was mainly due to shift in business model and the related decrease in global licensing deals for the sale of our m-commerce platform, OPUS-M™.

COST OF REVENUES:  Cost of revenues mainly consisted of amortization of intangible assets. Cost of revenues for the six-month period ended June 30, 2011 was $3,707,516, relatively consistent as compared to $3,413,320 for the six-month period ended June 30, 2010. The increase of $294,196 was primarily due to the increased amortization of additional license rights acquired.

GROSS MARGIN:  Gross margin for the six-month period ended June 30, 2011 was $6,863,788 as compared to $13,814,318 for the six-month period ended June 30, 2010. The decrease of $6,950,530 was mainly due to the shift of business model and the related decrease in global license deals for the sale of our m-commerce platform, OPUS-M™.

GENERAL AND ADMINISTRATIVE:  General and administrative expenses consisted of salary for administrative personnel, rent, professional fees, and costs associated with employee benefits, supplies, communications and traveling. General and administrative expenses for the six-month period ended June 30, 2011 were $1,818,241 as compared to $1,321,554 for the six-month period ended June 30, 2010. The increase of $496,687 was mainly due to due to increase of professional legal and audit fees.

RESEARCH & DEVELOPMENT:  Research and development expenses consisted of salary, training, consulting, subcontracting and other expenses incurred to develop and fulfill the design specifications and productions of the products and services from which we derive our revenues.  Research and development expenses for the six-month period ended June 30, 2011 were $1,278,658, relatively consistent as compared to $1,242,261 for the six-month period ended June 30, 2010.

SALES AND MARKETING:  Sales and marketing expenses consisted of salary expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expenses, traveling and public relations activities. Sales and marketing expenses for the six-month period ended June 30, 2011 were $877,610, relatively consistent as compared to $895,337 for the six-month period ended June 30, 2010.

DEPRECIATION OF FIXED ASSETS:  Depreciation of fixed assets for the six-month period ended June 30, 2011 was $32,878 as compared to $427,501 for the six-month period ended June 30, 2010. The decrease of $394,623 was primarily due to write-off of certain fixed assets during the remaining period of 2010.

BAD AND DOUBTFUL DEBT:  Bad and doubtful debt expenses consisted of management’s best estimate of allowance for potential credit losses in existing trade receivables based upon detailed analysis of trade receivables. Bad and doubtful debt expenses for the six-month period ended June 30, 2011 was $3,851,181 as compared to $3,713 for the six-month period ended June 30, 2010. The increase of $3,847,468 was primarily due to the economic and market conditions in the Euro zone which had a substantial impact on the timeliness of receivable collections from our customers.

OTHER INCOME (EXPENSE):  Other income (expense) for the six-month period ended June 30, 2011 was $1,609,199 as compared to ($1,558,697) for the six-month period ended June 30, 2010. Net other income of $1,609,199 was primarily due to foreign currency transaction gains of approximately $1,646,210 for the six-month period ended June 30, 2011 compared to losses of approximately $1,522,358 for the six-month period ended June 30, 2010. The increase in foreign currency transaction gains was mostly due to the significant effect of the strengthening of the Euro relative to the United States Dollar on the trade receivables denominated in Euro.

(LOSS) INCOME FROM OPERATIONS AND NET INCOME: Loss from operations for the six-month period ended June 30, 2011 was $(994,780) as compared to income from operations of $9,923,952 for the six-month period ended June 30, 2010.  The generation of losses for the six month period ended June 30, 2011 is primarily due to increased bad debt expenses and the shift to a new business model and the related substantial decrease of revenues in the second quarter of 2011. The income from operations is primarily due to revenue of $10,571,304 generated from global licensing deals for the sale of our m-commerce platform, OPUS-M™, offset by the cost of revenue of $3,707,516 and the operational cost of $7,858,568.  Net income for the six-month period ended June 30, 2011 was $511,419 as compared to net income of $7,238,010 for the six-month period ended June 30, 2010. The basic and diluted net income per share for the six-month period ended June 30, 2011 was $0.01, as compared to $0.12 for the six-month period ended June 30, 2010.

For the six-month period ended June 30, 2011, the income tax expense includes a current income tax expense of $103,000. For the six-month period ended June 30, 2010, the income tax expense includes a current income tax expense of $1,425,290 and deferred tax credit of $298,045.The 2010 deferred tax credit includes a discrete deferred tax benefit of $415,207 which was recognized as a result of a change in judgment during the six-month period ended June 30, 2010 about the realizability of the deferred tax assets of certain subsidiaries of the Company in future years. The change in judgment was mainly due to the successful development and launching of new products during the period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows for the three-month periods ended June 30, 2011 and 2010, are summarized as follows:

	2011	2010

Cash (used in) provided by:
Operating activities	$(1,928,126)	$4,260,420
Investing activities	(176,704)	(7,852,440)
Financing activities	197,606	3,180,622
Effect of exchange rate changes on cash	144,190	(153,923)
Net decrease in cash, considering effect of exchange rate changes on cash	$(1,763,034)	$(565,321)

Net cash used in operating activities was $1,928,126 for the six-month period ended June 30, 2011, which was an increase of $6,188,546 compared to the six-month period ended June 30, 2010. This increase in cash used was due primarily to the significant decrease in revenue generated from global license deals, decrease in cash collections from customers, offset by increase in bad and doubtful debt expense.

Net cash used in investing activities was $176,704 for the six-month period ended June 30, 2011, which was a decrease of $7,675,736 compared to the six-month period ended June 30, 2010. This decrease was primarily due to decreased cash expenditures for purchase of license rights.

Net cash provided by financing activities was $197,606 for the six-month period ended June 30, 2011, which was a decrease of $2,983,016 compared to the six-month period ended June 30, 2011. This decrease was primarily due to decrease in proceeds raised in private placements during the six-month period ended June 30, 2011.

As of June 30, 2011, we had a working capital surplus of $14,443,182 and stockholders' equity of $61,958,420.

During the six-month period ended June 30, 2011, we have sustained a net income of $511,419, as compared to $7,238,010 for the six-month period ended June 30, 2010. We experienced negative cash flows from operations in 2011, and have been dependent on financing by our chief executive officer to fund our operations and capital expenditures. We have borrowed funds from time to time in the past from our chief executive officer, Eberhard Schoneburg.  As of June 30, 2011, we owed our chief executive officer an aggregate amount of $1,784,684, as compared to $2,144,167 at December 31, 2010. During the six-month period ended June 30, 2011, the Company issued 1,000,000 shares of common stock to settle $780,000 of the notes payable to our chief executive officer, while our chief executive officer advanced an additional $402,564 to the Company. In connection with the stock issuance, the Company also issued warrants to the chief executive officer to acquire 300,000 shares of common stock with a total fair value of $76,200, and which has been accounted for as compensation expense in our statement of income and comprehensive income during the period. The advanced funds bear interest at a rate of 5% per year, secured by the assets of the Company and repayable on demand.

For the long-term, we intend to utilize principally existing cash and cash equivalents, as well as internally generated funds, which are anticipated to be derived primarily from the sale of our intellectual property or products currently under development. We may also seek additional capital to fund potential costs associated with new business strategy implementation, possible expansion and/or acquisitions through private offerings of equity securities, possible sources of debt and equity financings, including, if consummated, the investment. Stockholders should assume that any additional funding will likely be dilutive.

Our ability to achieve profitability will depend upon our ability to transform into a more investment-oriented entity. We anticipated that once our new business strategy is fully implemented, the Company will grow faster and stronger and will generate positive cash flow. If we are not successful in improving our operating results and cash flows or if existing and possible future sources of liquidity described above are insufficient, then we may be required to reduce our operations.

In August 2011, the Company issued 1,250,000 shares of common stock resulting in total proceeds to the Company of approximately $250,000.

Recently Issued and Adopted Accounting Pronouncements

We describe recent accounting pronouncements in Item 1 - “Condensed Consolidated Financial Statements - Notes to Condensed Consolidated Financial Statements” Note 1. Basis of Presentation.

OFF-BALANCE SHEET ARRANGEMENTS

At June 30, 2011, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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

Date: August 15, 2011

By:

 /s/ Eberhard Schoneburg

Name: Eberhard Schoneburg

Title:

Chief Executive Officer

By:

 /s/ Frank Namyslik

Name: Frank Namyslik

Title:

Chief Financial Officer