Form 10-Q
period 2011-09-20
ARTIFICIAL LIFE INC
filed 2011-11-14
CIK 1070361

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

As of October 31, 2011, the Registrant had 79,426,359 shares of common stock, $.01 par value per share, outstanding.

ARTIFICIAL LIFE, INC.

INDEX OF INFORMATION CONTAINED IN FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

		Page No.
PART I - FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (unaudited)	3
	Condensed Consolidated Statements of Income and Comprehensive Income for the Three-Month and Nine-Month Periods Ended September 30, 2011 and 2010 (unaudited)	4
	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the Nine-Month Period Ended September 30, 2011 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2011 and 2010 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	[Removed and Reserved]	21
Item 5.	Other Information	21
Item 6.	Exhibits	21
Signatures		22

PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ARTIFICIAL LIFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash	$96,166	$2,240,509
Pledged deposit (Note 3)	25,641	25,641
Trade accounts receivables, net of allowance for discount interest and doubtful accounts of $7,780,960 and $8,298,470, respectively	19,710,304	14,599,571
Prepaid expenses and other	700,413	872,208
Deferred income taxes, net	4,261,804	1,497,000
Total current assets	24,794,328	19,234,929

Fixed assets, net of accumulated depreciation of $455,491 and $579,016, respectively	44,339	90,247

Investments (Note 7)	11,998,753	11,989,243
License rights, net of accumulated amortization of $17,286,666 and $12,339,664, respectively	25,830,664	35,599,878
Prepaid expenses, deposits and other assets	1,541,064	2,027,999
Deferred income taxes	1,507,000	1,507,000
	40,877,481	51,124,120

TOTAL ASSETS	$65,716,148	$70,449,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,234,296	$707,324
Accrued expenses and other	1,396,329	6,077,897
Income taxes payable	1,282,745	1,192,941
Note payable – officer/stockholder	631,742	2,144,167
Total liabilities (all current)	4,545,112	10,122,329

Stockholders’ Equity
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value; 130,000,000 shares authorized, 74,915,174 shares issued and outstanding as of September 30, 2011 and 65,457,282 shares issued and outstanding as of December 31, 2010	749,151	654,572
Additional paid-in capital	74,299,053	71,437,066
Notes receivable from stockholders	(19,577)	(19,577)
Accumulated deficit	(13,757,481)	(11,622,397)
Accumulated other comprehensive loss	(100,110)	(122,697)
Total stockholders’ equity	61,171,036	60,326,967

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$65,716,148	$70,449,296

See accompanying notes to unaudited condensed consolidated financial statements.

ARTIFICIAL LIFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three-Month Periods Ended September 30,		Nine-Month Periods Ended September 30,
	2011	2010	2011	2010

Revenues:
Software license agreements	$146,155	$10,560,747	$10,717,459	$27,772,531
Application services and other	—	—	—	15,854
	146,155	10,560,747	10,717,459	27,788,385

Cost of revenues:
Cost of software license agreements	2,063,791	3,456,832	5,659,996	6,718,185
Others	14,632	6,358	125,943	158,325
	2,078,423	3,463,190	5,785,939	6,876,510
Gross (loss) profit	(1,932,268)	7,097,557	4,931,520	20,911,875

Operating expenses:
General and administrative	956,811	623,260	2,775,052	1,944,816
Research and development	579,363	651,886	1,858,021	1,894,147
Sales and marketing	304,323	442,475	1,181,933	1,337,812
Depreciation	13,390	1,095,313	46,268	1,522,814
Bad and doubtful debt	3,820	3,877	3,855,001	7,588
Total operating expenses	1,857,707	2,816,811	9,716,275	6,707,177

(Loss) income from operations	(3,789,975)	4,280,746	(4,784,755)	14,204,698

Other (expenses) income:
Interest income and other income (expenses)	11,071	(118)	20,564	5,302
Interest expense	(21,594)	(11,412)	(68,098)	(53,171)
Foreign currency transaction (losses) gains	(1,610,135)	1,623,919	36,075	101,561
	(1,620,658)	1,612,389	(11,459)	53,692

(Loss) income before income taxes	(5,410,633)	5,893,135	(4,796,214)	14,258,390
Income tax benefit (expense)	2,764,130	(837,484)	2,661,130	(1,964,729)

Net (loss) income	(2,646,503)	5,055,651	(2,135,084)	12,293,661
Foreign currency translation adjustment	(222,439)	2,016	22,587	(150,970)

Comprehensive (loss) income	$(2,868,942)	$5,057,667	$(2,112,497)	$12,142,691

Net (loss) income per share:
Basic	$(0.04)	$0.08	$(0.03)	$0.21
Diluted	$(0.04)	$0.08	$(0.03)	$0.20

Weighted average shares outstanding:
Basic (Note 8)	70,945,478	61,575,272	67,852,571	59,869,484
Diluted (Note 8)	71,019,949	61,927,535	68,972,851	61,363,512

See accompanying notes to unaudited condensed consolidated financial statements.

ARTIFICIAL LIFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

 (UNAUDITED)

	Common Stock
	Shares	Amount	Additional paid-in capital	Notes receivable from stockholders	Accumulated deficit	Accumulated other comprehensive income (loss)	Total stockholders’ equity
Balances at January 1, 2011	65,457,282	$654,572	$71,437,066	$(19,577)	$(11,622,397)	$(122,697)	$60,326,967

Issuance of common stock and warrants	2,250,000	22,500	377,500	—	—	—	400,000

Issuance of common stock and warrants to satisfy accrued expenses	440,821	4,408	70,409	—	—	—	74,817

Issuance of common stock and warrants for note repayment	6,767,071	67,671	2,137,054	—	—	—	2,204,725

Stock-based compensation expense	—	—	277,024	—	—	—	277,024

Net loss	—	—	—	—	(2,135,084)	—	(2,135,084)

Other comprehensive income – foreign currency translation adjustment	—	—	—	—	—	22,587	22,587
Balances at September 30, 2011	74,915,174	$749,151	$74,299,053	$(19,577)	$(13,757,481)	$(100,110)	$61,171,036

ARTIFICIAL LIFE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine-Month Periods Ended September 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(2,135,084)	$12,293,661
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,706,265	6,014,379
Write-off of fixed assets and license rights	—	2,226,621
Loss on disposal of fixed assets	8,609	697
Deferred income tax (benefit) expense	(2,764,804)	(298,045)
Bad and doubtful debt expense	3,855,001	7,588
Realized gain on settlement of short-term investment	—	(12,847)
Foreign currency exchange gain	(36,075)	(101,562)
Interest expense accrued on advances from officer / stockholder	53,313	32,411
Stock-based compensation expense	277,024	79,257
Amortization of prepaid consulting expense through stock issuance	43,158	14,882
Salary / bonus accrued to officer / stockholder	441,381	110,515
Discount on trade receivables	(375,530)	—
Changes in operating assets and liabilities:
Increase in trade accounts and installment receivables	(8,214,155)	(17,430,863)
Decrease in prepaid expenses, deposits and other assets	621,685	497,026
Increase in accounts payable	642,720	43,754
Increase (decrease) in accrued expenses and other	848,641	(221,273)
Increase in income taxes payable	89,804	2,240,168
Increase in pledged deposit	—	(25,641)
Net cash (used in) provided by operating activities	(938,047)	5,470,728

Cash flows from investing activities:
Sale of fixed assets	7,700	—
Purchase of fixed assets	(16,718)	(51,279)
Purchase of license rights	(2,007,859)	(10,324,736)
Purchase of short-term investment	—	(603,750)
Proceeds from sale of short-term investment	—	616,597
Net cash used in investing activities	(2,016,877)	(10,363,168)

Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants	400,000	3,784,579
Advances under note payable to officer/stockholder	402,564	356,051
Repayment of note payable to officer/stockholder	(204,958)	(217,739)
Repayment of note payable to stockholder	—	(666,667)
Net cash provided by financing activities	597,606	3,256,224

Net decrease in cash	(2,357,318)	(1,636,385)
Cash at beginning of period	2,240,509	2,356,336
Effect of exchange rate changes on cash	212,975	(120,585)
Cash at end of period	$96,166	$599,535

Supplemental cash flow disclosure:
Cash paid for interest	$716	$90,371
Cash paid for income taxes	$13,000	$23,557
Supplemental disclosure of non-cash investing and financing activities:
Purchase of software hosting service in satisfaction for trade accounts receivable	$—	$690,000
Purchase of license rights through offsetting arrangement	$—	$3,360,000
Issuance of common stock and warrants in satisfaction of accrued expenses	$74	$—
Issuance of common stock and warrants in satisfaction of commissions	$—	$50,000
Issuance of common stock and warrants for repayment of note payable to officer	$1,280,000	$760,000
Issuance of common stock for prepaid consulting services	$—	$77,600

See accompanying notes to unaudited condensed consolidated financial statements.

ARTIFICIAL LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.

ORGANIZATION AND OPERATIONS

Artificial Life, Inc. (“Artificial Life” or “the Company”), a Delaware, USA, corporation with global headquarters in Hong Kong and an office in Berlin, Germany, is a global mobile content investment company with a focus on emerging markets and the BRICS (Brazil, Russia, India, China, South Africa) countries.

In the second quarter of 2011, the Company has announced its new business model and strategy and commenced transforming into a new and innovative investment driven entity. Since then, the Company ceased to actively sell its former products and halted developing new mobile products as it used to do under the historic business model of the past years and started instead evaluating various investment targets and negotiating several investment options and joint venture opportunities.

In order to increase the flexibility of the Corporation and to facilitate a fast and cost efficient implementation of the new business strategy, the Company has also formed new operational entities:

Formation of Artificial Life Investments, Ltd. (“Alife Investments”)

In December 2010, the Company formed a wholly-owned subsidiary, Artificial Life Investments, Ltd. to handle all future investment activities for the Company. Alife Investments is intended to be the key operating investment entity of the Company going forward.

Formation of Alife Studios, Inc. (“Alife Studios”)

In September 2011, the Company formed a wholly-owned operational subsidiary, Alife Studios, Inc. Alife Studios was established to take over the former mobile content production and distribution business and some development obligations for clients and shareholders from and for the Company. Alife Studios, however works on an outsourcing business model with partners and outsources most of the operational activities to third parties around the globe. Alife Studios has launched its operations in October 2011.

2.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries (“the Group”) have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for a complete financial statement presentation.  These unaudited condensed consolidated financial statements include all adjustments, comprised of normal recurring adjustments and accruals, considered necessary by management to fairly state the Company’s results of operations, financial position and cash flows. Operating results for the three-month and nine-month periods ended September 30, 2011 are not necessarily indicative of results that may be expected for the year ending December 31, 2011. Due to the substantial change of the business model and business strategy starting in the second quarter of 2011, the financial results for 2011 may vary substantially from former years. Amounts at December 31, 2010 are derived from the Company’s audited consolidated financial statements.  For further information, refer to the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. As future events and their effects cannot be determined with precision, actual results could differ from these estimates.

The consolidated financial statements reflect the financial position and operating results of Artificial Life, Inc., including all wholly-owned subsidiaries. Investments in entities that we do not control but have the ability to exercise significant influence over operating and financial policies are accounted for under the equity method. Investments in entities in which we do not have the ability to exercise significant influence are accounted for under the cost method. All significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications:

Certain reclassifications of prior period amounts have been made to conform to the current period presentation. Beginning from the first quarter of 2011, the Company reports bad debt expense as a separate component of operating expenses in the unaudited condensed consolidated statements of income and comprehensive

ARTIFICIAL LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

income. Prior to the first quarter of 2011, the bad debt expense was partially included as a component of general and administrative expenses.

Recently issued accounting standards

In September 2011, the FASB issued ASU 2011-06, which amends ASC 350 “Intangibles – Goodwill and Other”. ASU 2011-06 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. ASU 2011-06 is to be applied prospectively and is effective for interim and annual periods beginning on or after December 15, 2011, with early adoption permitted. The Company is currently evaluating the impact of the pending adoption of ASU 2011-06 on its consolidated financial statements.

3.

PLEDGED DEPOSIT

At September 30, 2011, the Company maintained an interest-bearing pledged deposit of $25,641 (2010: $25,641), which is required under an agreement with a bank to assure future corporate card credit availability. The deposit is restricted for use and the agreement is renewed automatically on a month-to-month basis.

4.

CUSTOMER CONCENTRATION

The following customer concentration disclosures apply mostly to our historic business model which has been abandoned in the first quarter of 2011. Such disclosures have less relevance going forward as the new business model will mainly consists of asset sales and investments and no longer of revenues derived from the licensing of the Company’s products.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of trade accounts receivables. The Company occasionally grants credit to its customers in the normal course of business and generally does not require collateral.  Due to the global financial crisis and general market conditions, in 2009 and 2010, the Company granted extended payment terms (up to 180 days) to certain customers. The Company assesses the probability of collection from each customer at the outset of the arrangement based on a number of factors, including the customer’s payment history and its current creditworthiness. If in management’s judgment collection is not reasonably assured, the Company does not record revenue until the uncertainty is removed.

Management performs ongoing credit evaluations, and the Company maintains an allowance for potential credit losses based upon its loss history and its aging analysis. Management reviews the allowance for doubtful accounts each reporting period based on a detailed analysis of trade receivables. In the analysis, management primarily considers the age of the customer’s receivable and also considers the creditworthiness of the customer, the economic conditions of the customer’s industry, general economic conditions and trends, and especially the Company’s business relationship and history with its customers, among other factors. If any of these factors change, the Company may also change its original estimates, which could impact the level of the Company’s future allowance for doubtful accounts.  If judgments regarding the collectability of receivables were incorrect, adjustments to the allowance may be required, which would reduce profitability.  Since the Company’s trade receivables are often concentrated in a relatively few number of customers, a significant change in the liquidity or financial position of any one of these customers could have a material adverse effect on the Company’s financial statements.  The allowance for doubtful accounts is approximately $7,536,000 at September 30, 2011, compared to $7,678,000 at December 31, 2010, is the Company’s best estimate of the amount of credit losses in existing trade receivables. During the nine-month period ended September 30, 2011, the Company wrote off delinquent accounts receivables of $4,000,000 from a Greece client, which were determined to be uncollectible. Full bad debt allowance had already been provided for these accounts receivable since March 31, 2011.

Accounts receivable are recorded at cost less allowance for doubtful accounts and discount interest. Due to the extended payment terms granted to certain customers, payments from customers may be collected over an extended period of time. The related receivables have been discounted using a 5% (2011) and 3.25% (2010) discount rate to reflect the present value of the future collection of payments, which is to be amortized using the effective interest method over the period in which payments are made and the balance is outstanding. The unamortized discount on these receivables was approximately $245,000 at September 30, 2011 and $620,000 at December 31, 2010.

At September 30, 2011, the Company had 88 telecom carriers, resellers, distributors and general corporate customers, compared to 83 at September 30, 2010. For the three-month period ended September 30, 2011, the Company had three customers that represented approximately 41%, 31% and 20% of the Company’s revenues, respectively. For the nine-month period ended September 30, 2011, the Company had two customers that represented

ARTIFICIAL LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

approximately 53% and 43% of the Company’s revenues, respectively. For the three-month period ended September 30, 2010, the Company had three customers that represented approximately 49%, 37% and 12% of the Company’s revenues, respectively. For the nine-month period ended September 30, 2010, the Company had five customers that represented approximately 24%, 19%, 19%, 14% and 10% of the Company’s revenues, respectively.

Due to the recent change in business model and strategy, historic customers may no longer be clients of the Company going forward. The Company has ceased to license its products under the former business model since the second quarter of 2011. Significant revenues are no longer expected to arise from the former business model. The Company intends to sell its current assets and some of its intellectual property and to engage mostly in investment related activities rather than licensing and sales activities. Therefore, client structures and accounts are expected to change substantially.

At September 30, 2011, trade receivables were due from 40 customers. Of these, four customers accounted for approximately 26%, 22%, 20% and 16% of total trade receivables, respectively. At December 31, 2010, trade receivables were due from 40 customers. Of these, four customers accounted for approximately 34%, 27%, 17% and 9%, respectively.

5.

FIXED ASSETS

Fixed assets are stated at cost less depreciation and if applicable, impairment. During the three-month period ended September 30, 2011, the Company sold certain fixed assets. In connection with the sale, loss of approximately $8,600 was recognized under other operating income.

During the three-month and nine-month periods ended September 30, 2011, the Company recognized a loss of approximately $5,200 and $8,600, respectively, on sale of fixed assets. During the three-month and nine-month periods ended September 30, 2010, the Company recorded a write-off of approximately $957,000. The charges reflected the abandonment of a software application, and were included in depreciation and write-off of fixed assets as part of operating expenses in the Company’s statement of income and comprehensive income.

6.

LICENSE RIGHTS

License rights consist of the following at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010

License rights	$43,117,330	$47,939,542
Less: accumulated amortization	(17,286,666)	(12,339,664)
	$25,830,664	$35,599,878

Amortization expense for the three-month period ended September 30, 2011 was approximately $2,064,000 and $5,660,000, respectively. During the three-month and nine-month periods ended September 30, 2011, the Company wrote off license rights cost of approximately $4,116,000 and $4,593,000, respectively. The charges of $4,116,000 related to the cancellation of a license agreement where charges were offset against the liabilities which have been accrued as of June 30, 2011 and $477,000 related to a fully-amortized license rights where contractual term has expired.

Amortization expense for the three-month and nine-month periods ended September 30, 2010 were approximately $2,187,000 and $5,449,000, respectively. During the three-month period and nine-month periods ended September 30, 2010, the Company wrote off the carrying value of certain license rights cost of approximately $1,269,000. The charges were based on management’s analysis of the reduction in license’s expected future cash flows due to the expected reduced life cycle of certain games channel and the charges are included in cost of revenues in the Company’s statement of income and comprehensive income.

ARTIFICIAL LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

7.

INVESTMENTS

Since the second quarter of 2011 and going forward the Company will focus on investment activities and tries to establish a network and group of investment companies with a focus on the BRICS nations and wireless technology and mobile content. First investments by the Company have been made in the fourth quarter of 2010. Further investments are expected to be made in late 2011 and in 2012.

Investments in unconsolidated affiliates consisted of the following:

	September 30,	December 31,
	2011	2010

M-Health Middle East, Ltd.	$11,965,828	$11,956,318
ARE Augmented Reality Europe UG	32,925	32,925
	$11,998,753	$11,989,243

M-Health Middle East, Ltd. (“M-Health”)

Investment in M-Health Middle East, Ltd. is accounted using the cost method as the Company did not control nor have the ability to exercise significant influence over operating and financial policies. As of September 30, 2011 and December 31, 2010, the Company reviewed its equity investments for impairment using operating forecasts developed by M-Health. The Company’s discounted cash flow analysis included estimated future cash movements in operations. Based on the analysis, the Company determined that the fair value of its investment exceeded its carrying value and therefore no impairment was indicated and recorded in the consolidated statement of income and comprehensive income.

ARE Augmented Reality Europe UG (“ARE”)

Investment in ARE Augmented Reality Europe UG is accounted using the cost method as the Company did not control nor have the ability to exercise significant influence over operating and financial polices. As of September 30, 2011 and December 31, 2010, the joint venture was not in full operation. As of September 30, 2011, management determined that the estimated fair values of the cost method investment exceeded the related carrying values and therefore no impairment was recorded in the consolidated statement of income and comprehensive income.

8.

NET INCOME PER SHARE

Basic netincome per share is calculated based on the weighted average number of common shares outstanding for the three-month and nine-month periods ended September 30, 2011 and 2010.  Diluted net income per share is computed using the weighted average number of common shares outstanding during the period and the weighted average dilutive common equivalent shares outstanding during the period. Common equivalent shares consist of the incremental common shares issuable upon the exercise of stock options and warrants; common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

The following table sets forth the computation of fully diluted shares for the three-month and nine-month periods ended September 30, 2011 and 2010.

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2011	2010	2011	2010
Weighted average shares outstanding - basic	70,945,478	61,575,272	67,852,571	59,869,484
Dilutive securities:
Stock options	—	187,925	1,120,280	907,578
Warrants	74,471	164,338	—	586,450
Shares used in dilutive net income per share calculation	71,019,949	61,927,535	68,972,851	61,363,512

ARTIFICIAL LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

9.

INCOME TAXES

At September 30, 2011, the Group’s deferred tax asset, of which valuation allowance has been provided for, primarily consists of tax loss carry-forwards. The recognition of the net deferred tax asset at September 30, 2011 is based on the Company’s analysis of past, current and projected financial results of the Group’s operations. Based on the analysis, management concluded that the net deferred tax asset represents the amount that is more likely than not of being realized. If future taxable income is less than the amount that has been assumed in determining the deferred tax asset at September 30, 2011, an increase in the valuation allowance may be required with a corresponding charge against income. If future taxable income exceeds the level that has been assumed in calculating the deferred tax asset (including taxable income in foreign jurisdictions), the valuation allowance could be reduced with a corresponding credit to income.

For the three-month period ended September 30, 2011, the Company recorded an income tax benefit of $2,764,130. For the nine-month period ended September 30, 2011, the income tax expense recorded an income tax benefit of $2,661,130. The income tax (benefit) expense was determined based on the estimated annual effective income tax rate for the year ending December 31, 2011.

For the three-month period ended September 30, 2010, the Company recorded an income tax expense of $837,484. For the nine-month period ended September 30, 2010, the income tax expense includes a current income tax expense of $2,262,774 and deferred tax credit of $298,045.

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

11.

RELATED PARTY TRANSACTIONS

 Related Party Note Payable:

The Company has a revolving note payable to its chief executive officer for advances made by him to the Company, as well as accrued salary and bonuses. The note bears interest at 5%, secured by the assets of the Company and repayable on demand.

Activity on the note payable during the nine-month periods ended September 30, 2011 and 2010 is as follows:

	2011	2010
Beginning balance, January 1	$2,144,167	$1,606,328
Advances	402,564	356,051
Repayments, cash	(204,958)	(217,739)
Repayments, non cash	(2,204,725)	(760,000)
Accrued salary/bonus	441,381	110,515
Accrued interest	53,313	32,411

Ending balance, September 30	$631,742	$1,127,566

On February 2, 2011, the Company repaid $780,000 of the outstanding loan balance of $2,144,167 owed to its chief executive officer through the issuance of 1,000,000 shares of common stock at a purchase price of $0.78 per share (the closing price at February 1, 2011). On the same date, the Company issued warrants to purchase an additional 300,000 shares of common stock to its chief executive officer (details on note 11), and a substitute loan agreement was entered into between the Company and its chief executive officer on the remaining balance, which bears interest at 5%, secured by the assets of the Company and is repayable on demand.

ARTIFICIAL LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

On August 3, 2011, the Company repaid $924,725 owed to its chief executive office through the issuance of 2,642,071 shares of common stock at a purchase price of $0.35 per share (the closing price at April 19, 2011), which was declared by the Company on April 20, 2011.

On April 20, 2011, the Company declared to repay the full accrued bonus amount ($924,725) for the year 2010 owed to its chief executive officer through the issuance of 2,642,071 shares of common stock at a purchase price of $0.35 per share (the closing price at April19, 2011). The stock conversion was completed on August 3, 2011.

On August 18, 2011, the Company repaid $500,000 of the outstanding loan balance of $933,444 owed to its chief executive officer through the issuance of 3,125,000 shares of common stock at a purchase price of $0.16 per share (the closing price at August 17, 2011) and a substitute loan agreement was entered into between the Company and its chief executive officer on the remaining balance, which bears interest at 5%, secured by the assets of the Company and is repayable on demand.

 Other Related Party Transactions:

On August 10, 2011, the Company paid the accrued director fee amount ($10,000) for the year 2010 owed to one of the board director through the issuance of 35,715 shares of common stock at a purchase price of $0.28 per share (the closing price at August 9, 2011).

On August 18, 2011, the Company paid the full accrued bonus amount ($64,817) for the year 2010 owed to its chief financial officer through the issuance of 405,106 shares of common stock at a purchase price of $0.16 per share (the closing price at August 17, 2011). The stock conversion was completed on August 3, 2011.

12.

STOCKHOLDERS’ EQUITY

During the nine-month period ended September 30, 2011, the Company closed private placements offerings with one individual accredited investor and two institutional investors for 2,250,000 shares of common stock and warrants to purchase an additional 1,783,333 shares of common stock. The shares of common stock and warrants were sold for an aggregate purchase price of $400,000. The warrants have a two-year term with exercise price ranging from $0.15 to $0.30 and are immediately exercisable. .

During the nine-month period ended September 30, 2011, the Company repaid $2,204,725 of the outstanding loan balance owed to its chief executive officer through the issuance of 6,767,071 shares of common stock (See Note 11 for further details). The Company also issued its chief executive officer warrants to purchase an additional 300,000 shares of common stock. The warrants have a three-year term with an exercise price of $0.90 and are immediately exercisable. The warrants were valued on the date of issuance using the Black-Scholes model that generated a total fair value of $76,200, which was recorded as a stock-based compensation expense in operating expenses in the Company’s statement of income and comprehensive income.

On September 6, 2011, the Company granted options to purchase 1,400,000 shares, 300,000 shares and 200,000 shares of common stock to directors and officers, certain employees and an independent contractor, respectively at an exercise price of $0.20 per share. These options have a three-year term and vest immediately.  The options were valued on the date of issuance using the Black-Scholes model that generated a total fair value of $144,400, which was recorded as a stock-based compensation expense in operating expenses in the Company’s statement of income and comprehensive income.

The transactions were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) in accordance with Section 4(2) and Regulation S of the Securities Act.

13.

EMPLOYEE STOCK BASED COMPENSATION

At September 30, 2011, the Company had outstanding options to purchase 5,850,000 (2010: 4,265,000) shares

ARTIFICIAL LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

of common stock under its stock option plan, issued to directors and employees as follows:

Weighted average exercise price

$0.68

Aggregate intrinsic value

$ —

Weighted average remaining contractual term

1.80 years

At September 30, 2011, the Company had outstanding warrants to purchase 2,000,000 (2010: 1,700,000) shares of common stock issued to employees as follows:

Weighted average exercise price

$0.90

Aggregate intrinsic value

$ —

Weighted average remaining contractual term

1.44 years

Total stock-based compensation expense recognized during the three-month and nine-month period ended September 30, 2011 was approximately $182,000 and $277,000, respectively. Total stock-based compensation expense recognized during the three-month and nine-month periods ended September 30, 2010 was approximately $79,000.

14.

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

Assets Measured and Recorded at Fair Value on a Recurring Basis

The Company's financial instruments include cash, trade receivables, accounts payable, and notes payable. Due to the extended payment terms granted to certain customers, the Company used fair value measurements in its accounting for certain non-related party trade receivables, using a discounted cash flow analysis utilizing “Level 2” inputs, with 5% (2011) and 3.25% (2010) discount rate to reflect the present value of the future collection of payments, which is to be amortized using the effective interest method over the period in which payments are made and the balance is outstanding. At September 30, 2011 and 2010, the Company estimates the fair market value of these certain non-related party trade receivables of $27,246,323 and $31,240,776, respectively. The related fair market value adjustment of $59,072 and $375,530 was recognized on the consolidated statement of income and comprehensive income for the three-month and nine-month period ended September30, 2011, respectively. The related fair market value adjustment of $34,456 and $148,139 was recognized on the consolidated statement of income and comprehensive income for the three-month and nine-month period ended September 30, 2010.

Management estimates that the carrying amounts of other non-related party financial instruments approximate their fair values due to their short-term nature and the fair value of the related party notes payable is not practicable to estimate due to the related party nature of the underlying transactions.

ARTIFICIAL LIFE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (CONTINUED)

(UNAUDITED)

Assets Measured and Recorded at Fair Value on a Non-Recurring Basis

The Company’s non-financial assets include fixed assets and license rights that are measured at fair value resulting from impairment, if determined to be necessary. During the nine-month periods ended September 30, 2011 and 2010, the Company used fair value measurements in its account for certain license rights, using the license’s expected future cash flow analysis utilizing “Level 3” inputs. Fair market value adjustments of $0 and $1,269,354 for license rights are recognized on the consolidated statements of income and comprehensive income at September 30, 2011 and 2010, respectively. (See Note 6 for further details)

Financial assets include equity and cost method investments, which are measured on a non-recurring basis. These assets are recognized at fair value when they are determined to be other-than-temporarily impaired. At September 30, 2011, we based on the equity investee’s valuation, using “Level 3” unobservable inputs to the valuation methodologies that were significant to the fair value measurements. The valuation methodology includes the use of a discounted cash flow model, requiring the following significant estimates: revenue, based on assumed market segment size and share; costs; and discount rates. Estimates of market segment size, share, and costs are developed by the investee using available market data. At September 30, 2011, no fair market value adjustments for financial assets are recognized on the consolidated statements of income and comprehensive income. No financial assets required fair value measurement on a non-recurring basis at September 30, 2010.

15.

SUBSEQUENT EVENTS

On October 4, 2011, the Company repaid $424,000 of the outstanding loan balance of $565,852 owed to its chief executive officer through the issuance of 4,000,000 shares of common stock at a purchase price of $0.106 per share (the closing price at October 3, 2011). On the same date, the Company issued warrants to purchase an additional 1,200,000 shares of common stock to its chief executive officer, and a substitute loan agreement was entered into between the Company and its chief executive officer on the remaining balance, which bears interest at 5%, secured by the assets of the Company and is repayable on demand. The warrants have a three-year term with exercise price at $0.25, which are immediately exercisable.

On October 12, 2011, the Company paid the full accrued service fee ($12,230) owed to its consultant through the issuance of 111,185 shares of common stock at a purchase price of $0.11 per share (the closing price at October 11, 2011).

On October 16, 2011, the Company closed private placements offerings with one institutional investor for 400,000 shares of common stock and warrants to purchase an additional 120,000 shares of common stock. The shares of common stock and warrants were sold for an aggregate purchase price of $60,000. The warrants have a two-year term with exercise price at $0.25, which are immediately exercisable in October 2011.

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

OVERVIEW

Starting in the second quarter of 2011, the Company has changed its business model and strategy by transforming the Company into a new and innovative investment driven entity. Since then, the Company ceased to actively sell its products under the historic licensing business model and started evaluating and actively pursuing various investments and joint venture opportunities.

We believe that by focusing on investment and financing activities, the Company can substantially transfer its own current operational activities and outsource its future research and development, new product development, sales, and distribution activities to the companies it will invest in rather than doing it by itself. Our goal is to establish a network of leading wireless companies around the globe in which we play a key role as a strategic investor and business facilitator.

As already announced in the quarter-ended June 30, 2011, as a first step of the transformation, we are focusing on selling some of our valuable intellectual property which we have generated over the past years and to acquire stakes in other companies that we consider to be valuable contributors to our future business; to acquire equity stakes in exchange for our intellectual property or by cash investment or a combination thereof whenever appropriate. We anticipate that our investment focus will be on certain mobile technologies in the following areas: near field communication (NFC), smart phone  apps (games, life-style, health-care and business apps), augmented reality, social networking games and apps, and m-commerce; the future investment focus of the Company will be on South America (mainly Brazil), Russia, India, Asia (mainly Greater China) and (South) Africa and the Middle East, i.e. the countries commonly known as the BRICS nations. However, the general investment strategy will be flexible and opportunistic allowing the Company to also invest in promising targets in other territories (such as Europe or the US) when they are presented.

In addition, the Company intends to launch joint ventures with larger companies around the globe, to make the best future commercial use of its diverse range of intellectual property, such as some of its game titles and development engines, some of its business applications, its Opus-M™ platform, its MoPA-TV® platform, and its augmented reality assets.

In the third quarter of 2011, the Company launched a new operational entity, Alife Studios, Inc. (“Alife Studios”) to develop and publish new mobile content and products rather than doing it itself. The Alife Studios will be the future outsourcing unit for the Company and will also take over current mobile development obligations from and for the Company. As of September 30, 2011, the Company owns 100% of Alife Studios. As of the issuance date of this report, the Company owns 68% of Alife Studios and has sold 32% to current and former senior management of the Company.

We expect the Company will grow faster and stronger following this new investment approach in the long run than it would have by continuing to grow organically as a mobile content producer as we did in the past years. The current financial crisis in the Euro zone and in many other parts of the world allows for investments at low valuations. We intend to take advantage of this situation. We intend to become a stronger player in the smart phone field by investing now and in the coming months in promising firms, helping these firms to grow their business through the introduction to the Company’s partners, customers, licensors and client networks. The Company will work with these partners and other investors to increase value of its investment companies and/or to sell the Company’s stakes to strategic investors or partners at a later stage or to exit through Initial Public Offerings at the appropriate time.

The Company has substantially reduced its staff and full time employees to adapt to the new investment oriented business model as it does no longer need to retain programmers, designers, product managers etc. For operational activities the Company subcontracts its new Alife Studios. Occasionally when needed we hired and assigned temporary staff, external consultants and interns to support our operations. As of September 30, 2011, we had 26 full-time employed staff.

Significant events during the third quarter of 2011 include the following (mostly still related to our former business model):

●

In July 2011, we signed a partnership agreement with Turkcell, the third biggest GSM operator in Europe, to launch a wide selection of Java, Android, and Windows Phone 7 mobile games through its App Store, Turkcell Uygulamalar.

●

In July 2011, we signed partnership and distribution agreements with Mobile Streams and Handster to publish a wide range of its iOS, Android and Java titles on the app stores of the two companies, further extending the reach of our apps and games globally.

●

In July 2011, we announced a re-structuring and reorientation of our main business activities and new strategic goals.

●

In July 2011, we announced the appointment of Parker Randall CF (H.K.) CPA Limited, a member of the Parker Randall International as our independent auditors.

●

In July 2011, we signed a content agreement with MXit Lifestyle to distribute its games on the MXit Platform. The agreement entails us to sell our games through the MXit, largest social networking and mobile chat platform in the Republic of South Africa and Africa.

●

In September 2011, we launched ALife Studios, Inc., a new mobile and cross-platform content development studio based in Hong Kong. Due to our recent change of business model and strategy, we will focus on investments and support of our investment companies like Alife Studios and will work with them to develop and publish new mobile content and products rather than doing it itself.

As of September 30, 2011, we had total assets of $65,716,148 and total liabilities of $4,545,112. As of September 30, 2011, current assets were $24,794,328 as compared to $19,234,929 at December 31, 2010, and current liabilities were $4,545,112 as compared to $10,122,329 at December 31, 2010.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2011 COMPARED TO THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2010

REVENUES:  Revenues for the quarter ended September 30, 2011 were $146,155 as compared to $10,560,747 for the quarter ended September 30, 2010. The decrease of revenues of $10,414,592 was mainly due to the discontinuation of sales and licensing of our historic products and related decrease in revenue recognized from global license deals for our m-commerce platform, OPUS-M™. The Company’s new investment oriented business model does not generate ongoing license income.

COST OF REVENUES:  Cost of revenues mainly consisted of amortization of intangible assets. Cost of revenues for the quarter ended September 30, 2011 was $2,078,423, as compared to $3,463,190 for the quarter ended September 30, 2010. The decrease of $1,384,767 was mainly due to write-off of certain license rights during the third and fourth quarter of 2010.

GROSS MARGIN:  Gross margin for the quarter ended September 30, 2011 was $(1,932,268) as compared to $7,097,557 for the quarter ended September 30, 2010.  The decrease of $9,029,825 was mainly due to significant decrease in revenue due to the new business model.

GENERAL AND ADMINISTRATIVE:  General and administrative expenses consisted of salary for administrative personnel, rent, professional fees, and costs associated with employee benefits, supplies, communications and traveling. General and administrative expenses for the quarter ended September 30, 2011 were $956,811 as compared to $623,260 for the quarter ended September 30, 2010. The increase of $333,551 was mainly due to increase in professional legal and audit fees.

RESEARCH & DEVELOPMENT:  Research and development expenses consisted of salary, training, consulting, subcontracting and other expenses incurred to develop and fulfill the design specifications and productions of the products and services from which we derive our revenues.  Research and development expenses for the quarter ended September 30, 2011 were $579,363, as compared to $651,886 for the quarter ended September 30, 2010. The decrease of $72,523 was mainly due to the reduction in staff costs for accommodating to the new investment oriented business model.

 SALES AND MARKETING:  Sales and marketing expenses consisted of salary expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expenses, traveling and public relations activities. Sales and marketing expenses for the quarter ended September 30, 2011 were $304,323, as compared to $442,475 for the quarter ended September 30, 2010. The decrease of $138,152 was mainly due to the decrease in consulting and subcontracting expenses and reduction in staff costs for accommodating to the new investment oriented business model.

DEPRECIATION OF FIXED ASSETS:  Depreciation of fixed assets for the quarter ended September 30, 2011 was $13,390 as compared to $1,095,313 for the quarter ended September 30, 2010. The decrease of $1,081,923 was primarily due to write-off of certain fixed assets during the third and fourth quarter of 2010.

BAD AND DOUBTFUL DEBT:  Bad and doubtful debt expenses consisted of management’s best estimate of allowance for potential credit losses in existing trade receivables based upon detailed analysis of trade receivables. Bad and doubtful debt expenses for the quarter ended September 30, 2011 was $3,820, relatively consistent as compared to $3,877 for the quarter ended September 30, 2010.

OTHER (EXPENSES) / INCOME:  Other (expenses) / income for the quarter ended September 30, 2011 was $(1,620,658) as compared to $1,612,389 for the quarter ended September 30, 2010. Net other expenses of $1,620,658 was primarily due to foreign currency transaction losses of approximately $1,610,000 in this quarter compared to gains of approximately $1,624,000 in the third quarter of 2010. The increase in foreign currency transaction losses was mostly due to the significant adverse effect of the weakening of the Euro relative to the United States Dollar on the trade receivables denominated in Euro.

(LOSS) / INCOME FROM OPERATIONS AND NET (LOSS) / INCOME : Loss from operations for the quarter ended September 30, 2011 was $(3,789,975), as compared to income from operations of $4,280,746 for the quarter ended September 30, 2010. Net loss for the quarter ended September 30, 2011 was $(2,646,503), as compared to net income of $5,055,651 for the quarter ended September 30, 2010. The decrease in both (loss) income from operations and net (loss) income is primarily due to the significant decrease in license revenues related to the shift in business model. The basic and diluted net (loss) income per share for the third quarter of 2011 was $(0.04), as compared to $0.08 for the quarter ended September 30, 2010.

For the three-month period ended September 30, 2011, we recorded an income tax benefit (expense) of $2,764,130 (2010: $(837,484)). Such income tax expense is calculated based on the estimated annual effective income tax rate for the year ending December 31, 2011.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2011 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2010

REVENUES:  Revenues for the nine-month period ended September 30, 2011 were $10,717,459 as compared to $27,788,385 for the nine-month period ended September 30, 2010. The decrease of revenues of $17,070,926 was mainly due to the discontinuation of sales and licensing of our historic products and related decrease in revenue recognized from global license deals for our m-commerce platform, OPUS-M™. The Company’s new investment oriented business model does not generate ongoing license income.

COST OF REVENUES:  Cost of revenues mainly consisted of amortization of intangible assets. Cost of revenues for the nine-month period ended September 30, 2011 was $5,785,939, as compared to $6,876,510 for the nine-month period ended September 30, 2010. The decrease of $1,090,571 was primarily due to the write-off of certain license rights during 2010.

GROSS MARGIN:  Gross margin for the nine-month period ended September 30, 2011 was $4,931,520 as compared to $20,911,875 for the nine-month period ended September 30, 2010. The decrease of $15,980,355 was mainly due to the significant decrease in revenue due to the new business model.

GENERAL AND ADMINISTRATIVE:  General and administrative expenses consisted of salary for administrative personnel, rent, professional fees, and costs associated with employee benefits, supplies, communications and traveling. General and administrative expenses for the nine-month period ended September 30, 2011 were $2,775,052 as compared to $1,944,815 for the nine-month period ended September 30, 2010. The increase of $830,237 was mainly due to due to increase in professional legal and audit fees.

RESEARCH & DEVELOPMENT:  Research and development expenses consisted of salary, training,

consulting, subcontracting and other expenses incurred to develop and fulfill the design specifications and productions of the products and services from which we derive our revenues.  Research and development expenses for the nine-month period ended September 30, 2011 were $1,858,021, relatively consistent as compared to $1,894,147 for the nine-month period ended September 30, 2010.

SALES AND MARKETING:  Sales and marketing expenses consisted of salary expenses of sales and marketing personnel, costs relating to marketing materials, advertising, trade show related expenses, traveling and public relations activities. Sales and marketing expenses for the nine-month period ended September 30, 2011 were $1,181,933, as compared to $1,337,812 for the nine-month period ended September 30, 2010. The decrease of $155,879 was mainly due to the decrease in marketing and traveling expenses resulted from reduction in marketing activities on global license sales.

DEPRECIATION OF FIXED ASSETS:  Depreciation of fixed assets for the nine-month period ended September 30, 2011 was $46,268 as compared to $1,522,814 for the nine-month period ended September 30, 2010. The decrease of $1,476,546 was primarily due to write-off of certain fixed assets during 2010.

BAD AND DOUBTFUL DEBT:  Bad and doubtful debt expenses consisted of management’s best estimate of allowance for potential credit losses in existing trade receivables based upon detailed analysis of trade receivables. Bad and doubtful debt expenses for the nine-month period ended September 30, 2011 was $3,855,001 as compared to $7,589 for the nine-month period ended September 30, 2010. The increase of $3,847,412 was primarily due to increase in allowance for potential credit losses resulted from the deteriorating economic and market conditions in the Euro zone which had a substantial impact on the timeliness of receivable collections from our customers.

OTHER (EXPENSES) / INCOME:

Other (expenses) / income for the nine-month period ended September 30, 2011 was $(11,459) as compared to $53,692 for the nine-month period ended September 30, 2010. The decrease of $65,151 was mainly due to the increase in foreign currency transaction loss resulted from the overall effect of the weakening of the Euro relative to the United States Dollar on the trade receivables denominated in Euro during the year of 2011.

(LOSS) / INCOME FROM OPERATIONS AND NET (LOSS) / INCOME:

Loss from operations for the nine-month period ended September 30, 2011 was $(4,784,755) as compared to income from operations of $14,204,698 for the nine-month period ended September 30, 2010.  The generation of losses for the nine-month period ended September 30, 2011 is primarily due to substantial decrease of revenues in related to the shift to a new business model and increase in bad debt expenses during 2011. The income from operations is primarily due to revenue of $10,717,459 generated from global licensing deals for the sale of our m-commerce platform, OPUS-M™, offset by the cost of revenue of $5,785,939 and the operational cost of $9,716,275.  Net income for the nine-month period ended September 30, 2011 was $(2,135,084), as compared to net income of $12,293,661 for the nine-month period ended September 30, 2010. The basic and diluted net income per share for the nine-month period ended September 30, 2011 was $(0.03), as compared to $0.21 and $0.20 for the nine-month period ended September 30, 2010, respectively.

For the nine-month period ended September 30, 2011, the income tax expense includes a current income tax expense of $103,674 and deferred tax credit of $2,764,804. For the nine-month period ended September 30, 2010, the income tax expense includes a current income tax expense of $2,262,774 and deferred tax credit of $298,045. The income tax (benefit) expense was determined based on the estimated annual effective income tax rate for the year ending December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary

Our cash flows from operating, investing and financing activities, as reflected in the consolidated statements of cash flows for the nine-month periods ended September 30, 2011 and 2010, are summarized as follows:

	2011	2010

Cash (used in) provided by:
Operating activities	$(938,047)	$5,470,728
Investing activities	(2,016,877)	(10,363,168)
Financing activities	597,606	3,256,224
Effect of exchange rate changes on cash	212,975	(120,585)
Net decrease in cash, considering effect of exchange rate changes on cash	$(2,144,343)	$(1,756,801)

Net cash used in operating activities was $938,047 for the nine-month period ended September 30, 2011, which was an increase of $6,408,775 compared to the nine-month period ended September 30, 2010. This increase in cash used was due primarily to the significant decrease in revenue generated from global license deals, decrease in cash collections from customers, offset by increase in bad and doubtful debt expense.

Net cash used in investing activities was $2,016,877 for the nine-month period ended September 30, 2011, which was a decrease of $8,346,291 compared to the nine-month period ended September 30, 2010. This decrease was primarily due to decreased cash expenditures for purchase of license rights.

Net cash provided by financing activities was $597,606 for the nine-month period ended September 30, 2011, which was a decrease of $2,658,618 compared to the nine-month period ended September 30, 2010. This decrease was primarily due to decrease in proceeds raised in private placements during the nine-month period ended September 30, 2011.

As of September 30, 2011, we had a working capital surplus of $20,249,216 and stockholders' equity of $61,171,036.

During the nine-month period ended September 30, 2011, we generated a net loss of $2,135,084, as compared to $12,293,661 for the nine-month period ended September 30, 2010. We experienced negative cash flows from operations in 2011, and have been dependent on financing by our chief executive officer to fund our operations and capital expenditures. We have borrowed funds from time to time in the past from our chief executive officer, Eberhard Schoneburg.  As of September 30, 2011, we owed our chief executive officer an aggregate amount of $631,742, as compared to $2,144,167 at December 31, 2010. During the nine-month period ended September 30, 2011, the Company issued 6,767,071 shares of common stock to settle $2,204,725 of the notes payable to our chief executive officer, while our chief executive officer advanced an additional $402,564 to the Company. In connection with the stock issuance, the Company also issued warrants to the chief executive officer to acquire 300,000 shares of common stock with a total fair value of $76,200, and which has been accounted for as compensation expense in our statement of income and comprehensive income during the period. The advanced funds bear interest at a rate of 5% per year, secured by the assets of the Company and repayable on demand.

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

Our ability to achieve profitability will depend upon our ability to transform into a more investment-oriented entity. We anticipated that once our new business strategy is fully implemented in the fourth quarter of 2011, the Company will grow faster and stronger and will generate positive cash flow. If we are not successful in improving our operating results and cash flows or if existing and possible future sources of liquidity described above are insufficient, then we may be required to reduce our operations.

In October 2011, the Company issued 400,000 shares of common stock resulting in total proceeds to the Company of approximately $60,000.

Recently Issued and Adopted Accounting Pronouncements

We describe recent accounting pronouncements in Item 1 - “Condensed Consolidated Financial Statements - Notes to Condensed Consolidated Financial Statements” Note 2. Basis of Presentation.

OFF-BALANCE SHEET ARRANGEMENTS

At September 30, 2011, we did not have any off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls.  Our chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

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

Date: November 14, 2011

By:

 /s/ Eberhard Schoneburg

Name: Eberhard Schoneburg

Title:

Chief Executive Officer

By:

 /s/ Frank Namyslik

Name: Frank Namyslik

Title:

Chief Financial Officer